Form 10-K
period 1999-12-31
XCARENET INC
filed 2000-03-29
CIK 1094561

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

                        Commission File Number 333-90165

                                 XCARE.NET, INC.
             (Exact name of registrant as specified in its charter)


                DELAWARE                            85-0373486
     (State or other jurisdiction of             (I.R.S. Employer
     incorporation or organization)              Identification No.)


      6400 S. Fiddler's Green Circle, Suite 1400, Englewood, Colorado 80111
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (303) 488-2019

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

          Title of each class                 Name of each exchange on
                                                  which registered

                None                                    None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      None
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings for the past 90 days. Yes ___. No X.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting common stock held by non-affiliates of the registrant was $121,030,121 based on the last reported sale price of the common stock of the registrant on the Nasdaq National Market on March 17, 2000. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding common stock and common stock held by executive officers and directors of the registrant have been excluded in that such persons may be deemed to be "affiliates" as that term is defined under the rules and regulations promulgated under the Securities Act of 1933. This determination is not necessarily conclusive for other purposes.

As of March 17, 2000, there were 16,138,709 shares of Common Stock of the registrant outstanding.

================================================================================

                                 XCARE.NET, INC.

                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1999

                                TABLE OF CONTENTS

    Item
   Number                                                                                      Page
   ------                                                                                      ----
                                                      PART I
      1        Business...................................................................       3
      2        Properties.................................................................      16
      3        Legal Proceedings..........................................................      16
      4        Submission of Matters to a Vote of Security Holders........................      16

                                                     PART II
      5        Market for Registrant's Common Equity and Related Stockholder Matters......      19
      6        Selected Financial Data....................................................      20
      7        Management's Discussion and Analysis of Financial Condition and
                   Results of Operations..................................................      21
     7A        Quantitative and Qualitative Disclosures About Market Risk.................      39
      8        Financial Statements and Supplementary Data................................      39
      9        Changes in and Disagreements with Accountants on Accounting and
                   Financial Disclosure...................................................      39

                                                     PART III
     10        Directors and Executive Officers of the Registrant.........................      40
     11        Executive Compensation.....................................................      42
     12        Security Ownership of Certain Beneficial Owners and Management.............      43
     13        Certain Relationships and Related Transactions.............................      45

                                                     PART IV
     14        Exhibits, Financial Statement Schedules and Reports on Form 8-K............      48
               Signatures.................................................................      51

FORWARD-LOOKING STATEMENTS

    All statements, trend analysis and other information contained in this Annual Report on Form 10-K ("Annual Report") of XCare.net, Inc. ("XCare," or the "Company") and the information incorporated by reference which are not historical in nature are forward-looking statements within the meaning of the Private-Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, discussion relative to markets for our products and trends in revenue, gross margins and anticipated expense levels, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect" and "intend" and other similar expressions. All statements regarding the Company's expected financial position and operating results, business strategy, financing plans, forecast trends relating to our industry are forward-looking statements. These forward-looking statements are subject to business and economic risks and uncertainties, and our actual results of operations may differ materially from those contained in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Risk Factors" as well as other risks and uncertainties referenced in this Annual Report.

                                     PART I

ITEM 1. BUSINESS

    XCare.net is an electronic commerce service provider for health care businesses. We have developed an Internet-based technology platform using extensible mark-up language, or XML, to process health care transactions and provide related services for payers, providers and other health care industry participants. We process transactions such as eligibility checking, claims submission, referral processing, physician credentialling and appointment scheduling. We also provide consulting services to define, develop and implement Internet health care strategies as well as Web-site hosting, transaction support and maintenance services for our customers.

    Utilizing our proprietary technology platform, which we call the XCare.net platform, we design and develop custom health care Web sites, known as portals. Through these portals we link health care providers, payers and other industry participants into a community to create an Internet exchange. We use the XCare.net platform to deliver a broad range of applications, services and electronic product offerings that streamline and automate high-volume, data-intensive transactions and processes. The XCare.net platform is based on extensible mark-up language, or XML, in conjunction with the Topic Navigation Mapping standard. The enhanced integration and filtering capabilities of this platform are designed to meet the demands of health care industry participants. We expect extensible mark-up language to be a predominant protocol for exchanging data for electronic commerce in the future. Topic Navigation Mapping provides a standard format for indexing and structuring the extensible mark-up language formatted content. We take advantage of the benefits of both extensible mark-up language and Topic Navigation Mapping technologies to process data trapped in usually incompatible existing computer systems, allow for automation of health care processes and integrate a wide variety of health care data including audio, video and text.

    Health care providers, payers and suppliers, have adopted the XCare.net platform. Some of our customers include American Medical Pathways, Inc. and Asthma Management Services, Inc. in the provider field, Advica Health Resources, Employers Mutual, Inc. and Brokerage Services, Inc. in the health care payer field and ADIS International Ltd, Nursefinders, Inc., Digital Medical Registrar, Delta Health Services, Quest Diagnostic Incorporated and Methodist Care, Inc. in the health care supplier field.

OUR HISTORY

    We were incorporated in Delaware in March 1989 under the name Reilly Dike Dosher Corporation, Inc. In December 1996, we changed our name to MPower Solutions, Inc. In April 1999, we changed our name to XCare.net, Inc. We have historically derived a significant portion of our revenue from sales of mainframe and client-server software for managed health care systems and from providing services to health care organizations seeking to outsource administrative functions. In early 1998 we identified an emerging opportunity to utilize the Internet to connect health care participants together into a community structure. We saw this as an opportunity to provide a more efficient service to health care and to offer our existing services, as well as additional applications, services and products, through a more efficient delivery medium. Beginning in mid-1998, we began to focus on Internet-based health care solutions. We intend to derive an increasing portion of our future revenue from our Internet-based applications, services and product offerings.

Health Care Market Overview

    The U.S. Health Care Finance Administration estimates that health care expenditures currently represent $1.2 trillion, or 14% of the U.S. economy, and that these expenditures will increase to $2.0 trillion by 2007 due both to rising health care costs and an aging population. Health care claims, which totalled approximately 4.4 billion in 1998, generally are processed through antiquated computer systems via paper, fax or phone. These systems can be inefficient due to their inability to communicate with the systems of other health care participants and lead to unnecessary and duplicative costs. We believe that the provision of new, Internet-based, business-to-business information exchange and electronic commerce services that effectively address processing inefficiencies is one of the significant market opportunities in health care today.

    The health care industry is currently one of the most complex markets due to the numerous interrelationships among health care participants.

    The payment for and delivery of health care requires that consistent, accurate information be shared confidentially among health care participants across a large and fragmented industry. Employers select health plans, determine benefit levels, enroll employees and maintain employee eligibility data. Individuals compare medical plans, choose physicians and submit claims for reimbursement. Physicians, hospitals and other providers verify patient eligibility, collect patient histories, order diagnostic tests and x-rays, receive and interpret test results, render diagnoses, issue referrals and submit claims to payers. Payers manage referrals, establish medical care protocols and reimbursement policies and process claims. Laboratories analyze and process patient samples or tests, provide results and submit claims for reimbursement. Pharmacies fill prescriptions and submit claims for reimbursement. Medical supply companies distribute medical devices and pharmaceutical supplies. These health care transactions all are highly dependent on the collection and communication of information, and each participant is dependent on the others for portions of that information.

Market Characteristics

    Market fragmentation. The health care market is highly fragmented with wide geographic dispersion, a large number of participants and significant differences in technology infrastructure.

    o Geographic fragmentation. Because health care is delivered locally, there are hundreds of thousands of market participants in different locations. For example, there are approximately 750 HMOs in the United States, 644,000 active physicians and 6,200 hospitals. Additionally, there are over 16,500 nursing homes, 8,000 home health agencies and 4,500 independent laboratories.

    o Technological fragmentation. Information technology investment has not been coordinated among health care participants. Current technology infrastructure in health care is characterized by numerous, incompatible and, in many cases, antiquated computer systems. Consequently, communication of information generally takes place via paper, fax and telephone.

    Complex processes. Health care is delivered in a marketplace which has become increasingly complex given the transition to managed care, the data-intensive nature of health care transactions, the lack of standard data formats, the complicated procurement process and the pervasiveness of government regulation.

    o Transition to managed care. One of the most important changes in the U.S. health care system since the 1980s has been the shift away from fee-for-service indemnity plans to managed care organizations. Currently, 67.1% of the U.S. population is covered through some form of managed care. As managed care has become more prevalent and the number of payers has increased, provider reimbursement and general administration has become increasingly burdensome.

    o Intensive data management. Upkeep of health care data is largely a labor-intensive, paper-based and error-prone process in which data are manually collected, authenticated, edited, categorized and updated. For example, eligibility and plan information, which is basic information about an individual and his or her dependents, is cumbersome to manage, given that the data must be constantly updated to reflect any changes affecting coverage status, such as marriage, child births and address changes. However, this information is required at all points of health care delivery.

    o No standard data format or business rules. Data formats vary considerably throughout the health care industry and typically are unique to each particular health plan or provider. The data are stored in different formats and health care participants often rely on proprietary business rules for information such as plan coverage, eligibility and physician co-payments.

    o Complexity of procurement, purchasing and payment processes. There are numerous types of health care transactions due to the large number of both suppliers and buyers of care. In addition, there are multiple payment mechanisms depending on who has assumed the health care coverage risk. Payment mechanisms can range from fee-for-service to a fully insured health care maintenance organization, known as an HMO, and may be paid for by the individual, the individual's employer, the government, or a combination of all three.

    o Increasing government regulation. Numerous federal, state and local laws and regulations govern the health care industry, which change frequently depending on political and economic influences. For example, the Health Insurance Portability and Accountability Act of 1996 has recently placed substantial new administrative requirements on many health care participants, including rules regarding compliance with industry standards, data formats, portability of insurance and data security.

Current Health Care Market Issues

    As a result of the fragmentation and complexity of the health care market, participants are unable to cost-effectively manage, communicate and exchange information in real-time. This fragmentation and complexity has resulted in increasing dissatisfaction among health care participants.

    o Inability to manage and exchange data. In order to achieve efficient delivery of health care, information must flow within and between health care participants. The enrollment and eligibility process requires shared employee information among employers, health plans and provider groups. The referral and authorization process involves physicians seeking approval from health plans and patients scheduling appointments with other physicians. To diagnose and treat patients, physicians need access to clinical information, such as medical history data or lab results, from various hospitals, laboratories or other providers. Prescription services require communication of medication histories and payer rules among patients, physicians, pharmacy benefit managers, pharmacies and payers. Finally, for the health care supply chain to generate and fulfill transactions, medical supply vendors and laboratories require information about the availability and pricing of supplies. The inability to transfer information between participants is exacerbated by the fact that several different data formats can exist even within one health plan.

    o Lack of real-time and secure communication. The current, paper-based processes do not allow for automated, daily workflow or the secure exchange of time-sensitive and critical information. This often results in administrative inefficiencies related to the manual retrieval of information, delivery of unnecessary care and the performance of redundant tests and procedures.

    o Rising costs. Despite payers' use of a number of techniques designed to control the cost of care and administration -- such as lowering reimbursement rates, shifting costs to providers and restricting coverage for services -- health care costs are continuing to escalate. To compensate for operating margin pressures, payers are raising premiums. This, in turn, is increasing the costs of health care for individuals and their employers.

Growth of the Internet and Applicability to Health Care

    The Internet has emerged as the fastest growing communication medium in history. International Data Corporation, an independent research firm, estimates that the total number of Internet users worldwide will grow from 142 million at the end of 1998 to 502 million by the end of 2003. The ubiquitous nature, low cost and ability to scale of the Internet have created new opportunities for conducting secure commerce. Recently, the widespread adoption of intranets and the acceptance of the Internet as a business communications platform have created a foundation for business-to-business electronic commerce that should enable organizations to streamline complex processes, lower costs and improve productivity.

     Forrester Research, Inc., an independent research firm, estimates that business-to-business electronic commerce will grow from $43.1 billion in the United States in 1998 to $1.3 trillion in 2003 while business-to-consumer electronic commerce will grow from $7.8 billion in 1998 to $108.0 billion in 2003. We believe that the lower cost nature of the Internet can serve as a catalyst to lower the cost of business-to-business commerce and bring market participants across industry lines together in more efficient and productive relationships.

    The Internet is currently being used to speed and streamline a variety of business transactions. Nonetheless, additional improvements in the ability to search, structure, integrate and filter vast amounts of disparate data and to dynamically customize and display information in contexts relevant to particular users would increase the usefulness of Internet-based applications. These improvements would be particularly useful in health care transaction processing and information retrieval systems, where streamlining data exchanges among industry participants can reduce process inefficiencies and costs. In order for an Internet-based health care solution to be successful, the following key technology and business components are important:

    o a common, secure and scaleable platform for structuring information exchange and commerce among multiple market participants;

    o an effective and cost-efficient interface with existing computer systems;

    o automation of health care transaction processes to reduce paper, improve work flow and streamline administration;

    o integration of disparate data from a variety of multimedia sources such as audio, video and written documents;

    o ability to dynamically retrieve and update data in a view customizable for each particular health care participant; and

    o quick returns on investment to facilitate adoption by health care participants.

OUR SOLUTION

    We are an electronic commerce services provider for health care businesses. Using the XCare.net platform, we can customize Web-site portals to meet our customers' needs in a flexible and cost-effective manner. Through these customized portals, we deliver applications, services and electronic commerce product offerings that are designed to improve workflow efficiencies, reduce administrative costs and create new revenue opportunities for our customers. Our applications consist of software modules facilitating health care transactions such as eligibility checks, referrals and health plan enrollment. Our services include formulating and implementing Internet strategies for our customers, administering back office operations and operating and hosting their technology environments in our electronic commerce operations center. Our electronic commerce product offerings include drug store products, medical supplies and credit cards with smart card technology for claims payment. Our technology platform, applications, services and product offerings are designed to enhance the efficiency of the health care delivery and payment system. Our approach to the market is based on the following:

    Use of new standard for information exchange. The XCare.net platform and associated applications and services are based on extensible mark-up language, or XML. We expect extensible mark-up language to be a predominant protocol for exchanging multimedia data for information exchange and electronic commerce on the Internet in the future. Extensible mark-up language provides a document structure that allows complex data from multiple sources to be dynamically processed and displayed to users in personalized ways. We believe that these capabilities are particularly applicable to the health care industry because extensible mark-up language can process data trapped in pre-existing computer systems, allow for automation of health care processes and integrate a wide array of health care data including audio, video and text.

    Ability to develop comprehensive customer strategies. We have developed a step by step approach to assist our customers in designing a health care Internet strategy, creating a customized portal and hosting their Internet offerings and transactions in a secure and reliable data operations infrastructure. The XCare.net platform is designed to provide a comprehensive set of applications, services and product offerings while preserving previous technology investments by integrating diverse multimedia content, including data and information from large, existing and usually incompatible computer systems.

    Solution Channels that provide value to other healthcare industry participants. We use our XCare.net platform as the central element for a network of business relationships among healthcare industry participants who use our technology, thus creating collaborative electronic communities for the exchange of healthcare data, products and services. We call these communities our Solution Channels, and use them to distribute our applications, services and product offerings through our Solution Channels, in addition to our normal sales activities. In addition, our Solution Channels are designed to provide a means for our customers, vendors, distributors, co-marketers and others to offer their own related products and services to each other, as well as to their own customers. Solution Channels allow us to:

    o Create new revenue opportunities for others. Customers and vendors can utilize our Solution Channels as distribution channels for existing as well as new products and services that allow them to generate new sources of incremental revenue. For example, we package our eXtensible CARE applications system with medical management and third party administration services provided by Employers Mutual, Inc. for distribution to members of the XCare.net community such as American Medical Pathways, Inc., a subsidiary of American Medical Response, Inc.

    o Identify new revenue opportunities for us. Our customers can produce complementary applications or services that operate on the XCare.net platform and enhance the value of the specific applications, services and product offerings we have developed. We can deliver these new applications and services to the XCare.net community through our Solution Channels, generating additional revenue for us. For example, we can license credentialing applications from one existing customer, and then resell these applications through our Solution Channels to other community members.

    o Establish growing communities connected through the XCare.net platform. Our customers can extend the scope and reach of the XCare.net platform by distributing our applications, services and product offerings to their customers. By leveraging our customer base as channels for wider deployment of our solutions, we encourage increased usage of the XCare.net platform as well as extend the community to new users.

STRATEGY

    Our objective is to become the leading electronic commerce service provider for health care businesses. Our strategy focuses on the following:

    Cross-sell applications, services and electronic commerce product offerings in our Solution Channels. We will sell additional applications, services and product offerings to existing customers through our Solution Channels. Our Solution Channels distribution model is designed to promote new applications, services and electronic commerce product offerings that are either internally developed or obtained through our growing number of customer and vendor relationships. This cross-selling approach is designed to simplify the sales process, and may shorten our sales cycle and reduce our cost of sales.

    Penetrate target market segments. We will continue to target the more than 12,000 entities in the payer/third-party administrator, at-risk provider and health care supplier market segments. These potential customers have the influence to drive change in health care processes, and have the incentive to lower their operating costs by adopting new process improvement technologies such as the Internet.

    Develop new applications, services and product offerings. We will continue to develop a variety of applications, services and product offerings to address operational inefficiencies in the health care industry. As Internet strategies in the health care and other industries evolve and new relationships between organizations are formed, we intend to continue to identify new development opportunities.

    Leverage existing applications, services and product offerings. We seek to identify key functions that are critical to particular industry participants and develop solutions supporting these functions. We intend to regularly review existing applications, services and product offerings to extend their functionality, transaction capabilities and features, as customer needs dictate. In addition, we may modify existing solutions to pursue new market opportunities. We plan to accomplish this by building extensible mark-up language-based applications encompassing the identified functionality, by acquiring businesses or technologies, by enabling industry-leading, third-party applications to operate on our platform, and by increasing our product offerings. We have initially targeted applications, service and product offerings that streamline mission critical processes and transactions such as managed care administration and personnel management. These applications, services and product offerings offer the highest value to health care participants and are readily adaptable to our XCare.net platform.

    Form customer, vendor, distributor, and co-marketing relationships with leading health care participants. We are aggressively pursuing relationships with leaders in key health care industry segments to increase our portfolio of applications, services and product offerings, to increase the scope of our XCare.net community of users and to provide specialized industry expertise for new solutions. These relationships are intended to accelerate market awareness and demand for our applications, services and product offerings, through the influence of these partners both directly, through their use of our solutions and sales efforts, and indirectly, through their relationships with other potential customers.

TECHNOLOGY

    Our XCare.net platform is based on an extensible mark-up language, or XML-based infrastructure in conjunction with the Topic Navigation Mapping standard. The enhanced capabilities of this platform are designed to meet the demands of health care industry participants. Unlike the current Internet standard, hypertext mark-up language, or HTML, extensible mark-up language in combination with the Topic Navigation Mapping standard allows a higher degree of flexibility for customized data exchange between health care participants. We expect extensible mark-up language to be a predominant protocol for exchanging multimedia data for information exchange and electronic commerce in the future. Topic Navigation Mapping provides a standard format for indexing and structuring the extensible mark-up language formatted content. We call the resulting indices and structures Topic Maps. We take advantage of the benefits of both extensible mark-up language and Topic Navigation Mapping technologies to process data previously trapped in usually incompatible existing computer systems, allow for automation of health care processes and integrate a wide variety of health care data including data in audio, video and text form.

    Extensible mark-up language is a method of writing programming instructions which attaches invisible labels describing the objects contained in the web page. As a result, for example, a number isn't just a number. A number on a Web page can also be in a format specifying whether the number represents a price, an invoice, a date or a zip code. This makes it easier to extract information from a page to suit a particular use, and/or increase the speed and accuracy of Internet searches. It also enables users to select information from different Web sites without having to re-enter the same information repeatedly. Topic Maps are Web-based software tools used to organize information in a way that is optimized for navigation. They address the problem of excess information and provide a tool to filter and extract efficiently the kind of information, which is most relevant to the user.

    We use a set of software applications, known as brokering components, to find, integrate and present relevant, customized information to individual users.

    Context Broker. The Context Broker acts as a user's personal information manager and transaction assistant. It stores information about the user and learns personal preferences. With each use, the Context Broker further refines a user's personal preferences, and, as a result, the user's experience with the Web site is continually tailored to his or her particular needs based on current and past sessions. As the user moves from one transaction to another, the Context Broker also ensures that information is carried through and remains consistent across multiple transactions.

    DataFabric. The DataFabric is a map formed by linking data and weighting relationships. This fabric filters out irrelevant information and allows for more intelligent searching.

    LogicFabric. The LogicFabric is a map assembled by the rules and workflow associated with the data relationships. This fabric provides the order and assembly instructions for the information.

    Semantic Broker. The Semantic Broker is responsible for interpreting a user's request and finding the relevant information. It does this by reading the DataFabric and LogicFabric for interpretation, location and assembly instructions. It then dispatches the Service Broker to obtain the information from any location throughout the Web. The final integration of data may involve multi-media content, transactions and associated rules and workflow.

    Service Broker. The Service Broker is the gateway out to the Internet, locating and collecting the information as specified by the Semantic Broker. The Service Broker then returns the information to the Context Broker, which presents the relevant information in a manner customized to individual users.

    The technology components which comprise our platform are developed using the Oracle 8i relational database management system, Enterprise JavaBeans programming language and Object Store, a global object-oriented database management system. To support the ability of our technology platform to enable and facilitate electronic commerce, we have built and maintain an electronic commerce operations center designed for high performance, scalability and stability utilizing Sun Microsystems, Inc.'s Solaris operating system.

    Our platform architecture was designed for use in highly confidential, health care computing environments where security is a high priority. A Web server authenticates the identity of the end-users to ensure only authorized end-users have access to our Web applications. Users are authenticated by valid user identification and password, a security token or a digital certificate, or a certificate authority. We address data security using digital certificate technology signed with private keys and verified with public keys.

    Our facilities and operations utilize redundancy and back-up to minimize exposure to systems failure. Telecommunications and server infrastructures support redundant processing and data back-up capabilities. Our routine back-up procedures are performed incrementally on a daily basis with a full system back-up performed monthly. In addition, we use RAID5 systems that provide real-time back-up of data. All back-ups are maintained in fire proof storage with critical support information. Technical and operations support staff are available on a 24-hours-a-day, seven-days-a-week basis to assist with any critical processing incidents or failures.

    The XCare.net platform provides our customers with the capability to scale their applications, services, and product offerings as their business grows. This ability to scale can extend these solutions across multiple organizations in diverse geographic settings supporting high volumes of users. Our flexible technology architecture can also accommodate high volumes of transactions and dynamic customization for the multiple participants within the health care marketplace.

APPLICATIONS, SERVICES AND PRODUCT OFFERINGS

    We provide a range of applications, services and product offerings that support the management of health care data and facilitate health care business connectivity, information exchange and electronic commerce among health care industry participants. Our applications, services and product offerings, which may incorporate licensed components, are designed to enable our customers to preserve investments in existing computer systems while integrating new Internet-based products and services.

  APPLICATION                             DESCRIPTION
  -----------                             -----------

eXtensible CARE             Provides back-office processing for managed
System                      care transactions by health plan payers and
                            at-risk provider organizations.

eXtensible CARE             Facilitates submission, adjudication,
Transactions                remittance and Verification transactions for a
                            variety of managed care Functions such as claims,
                            capitation, authorizations, referrals, eligibility,
                            enrollment, and benefits.

MatchNet Staffing &         Facilitates staffing, scheduling, management
Scheduling*                 and reporting transactions.


Physician                   Stores physician credentialing data with the ability
Credentialing*              to automatically populate fields of associated
                            managed care applications.

Electronic Medical          Facilitates the data collection and review of
Record*                     patient-level medical conditions based on access
                            to disease, allergy, medication and other
                            related historical data and clinical observations.

Medication                  Provides comprehensive patient-level information
and Medical                 on prescription and over-the-counter medications,
Assessment Inquiry          as well as common medical conditions.
Systems*


Physician Practice          Automates physician practice management functions
Management                  including patient scheduling, third-party
                            Contract maintenance, receivables billing,
                            management, accounting and reporting.

Provider and Payer          Provides access to a national provider database of
Profiling and Report        demographic, clinical and National Committee
Cards*                      for Quality Assurance-specific information, as well
                            as a national payer database containing Health Plan
                            Employer Data and Information Set ratings and
                            National Committee for Quality Assurance
                            accreditation status.

Document                    Automates various paper-based processes through
Management*                 a Web-based workflow combining document imaging,
                            storage and retrieval by authorized users.

Decision Support            Web-enabled ad-hoc reporting system for mining and
System*                     analysis of data from managed care information
                            system sources.

Remote Patient              Combines an external monitoring device with a
Monitoring*                 Web-based workflow engine to facilitate
                            communication of test results from
                            patient to physician for chronic disease management.


*We are currently marketing these applications but have not yet recognized revenue from sales.

                  SERVICES                         DESCRIPTION
                  --------                         -----------

eHealth Development Discipline          Provides a framework for development and
                                        design of Internet strategies.

Custom Portal Integration & Hosting     Provides professional services and
                                        operations management for customers
                                        through the analysis of business,
                                        operational and technology needs,
                                        including next generation information
                                        and transaction portal customizations
                                        for virtual health care organizations.

Third-Party Administration/ Management  Provides outsourcing services for health
Service Organization Outsourcing        care systems, including back- office
Services                                administration, timesharing services and
                                        additional service bureau functions.

eHealth Operations Management           Provides a secure, 24 hours a day, seven
                                        days a week environment for Internet
                                        hosting of transactions and multi-media
                                        content, application maintenance and
                                        customer service.

             PRODUCT OFFERINGS                     DESCRIPTION
             -----------------                     -----------

 MDPay Accelerator*                           Links eligibility verification,
                                              claims submission, co-pay
                                              collection and receivables
                                              management within the physician's
                                              or hospital's point-of-service
                                              environment.

 Online Drug Store*                           Facilitates the purchase of
                                              brand-name pharmaceutical and
                                              personal health care products, as
                                              well as access to decision-making
                                              resources.

 Medical Supply Product*                      Provides Internet-based medical
                                              supply ordering service for use by
                                              health care buyers and suppliers.

* We are currently marketing these product offerings but have not yet recognized revenue from sales.

    We are actively developing new applications, services and product offerings, and from time to time, we license technology necessary for such development. Nonetheless, new applications, services and product offerings may not be introduced as scheduled, and we may not be able to enter into needed licensing arrangements in a timely manner or at all.

CUSTOMERS

    The following is a representative list of our customers that have purchased applications or services:

    MARKET SEGMENT                   CUSTOMERS
    --------------                   ---------

Health Care Providers         American Medical Pathways, Inc., a subsidiary of
                                American Medical Response, Inc.
                              Breathnet LLC
                              Delta Health Systems
                              Methodist Care, Inc.
                              Quest Diagnostics Incorporated
                              University of Southern California -- Doheny Eye
                                Institute

Health Care Payers            Advica Health Resources
                              Community Health Electronic Clearing House
                              Employers Mutual, Inc., a wholly owned subsidiary
                                of Florida Physicians Insurance Company, and
                                Brokerage Services, Inc., a division of
                                Employers Mutual, Inc.
                              Provider Services, Incorporated

Health Care Suppliers         ADIS International Ltd
                              Clinical Solutions LLC
                              Expert Practice Inc.
                              NotifyMD, Inc.
                              Nursefinders, Inc.


    In 1999, sales to Methodist Care, Inc. accounted for 20% of revenue, sales to Expert Practice, Inc. and American Medical Pathways, Inc. each accounted for 12% of revenue, sales to Brokerage Services, Inc. accounted for 11% of revenue and sales to Quest Diagnostics Incorporated accounted for 10% of revenue.

SALES AND MARKETING

    Sales. We sell our applications, services and product offerings through our direct sales and business development groups, targeting the payer/third-party administrator, risk-bearing provider and health care supplier market segments. Our sales office is located at our principal offices in Englewood, Colorado. The direct sales process involves the generation of sales leads through direct marketing, tele-prospecting, public relations, Web advertising and promotion, attendance and presentations at major health care and technology-oriented trade shows and industry conferences. The time between initial customer contact and an actual sales order may span three months or more. If our operating results vary significantly due to the lengthy sales and implementation cycles for our products and services, our revenues may be delayed and our results of operations and share price may fluctuate.

    In addition, our direct sales and business development groups use our Solution Channels to cultivate strategic relationships with our customers and vendors to encourage them to provide value-added applications, services and products for redistribution through the network of users of the XCare.net platform.

    Marketing. Our primary marketing initiatives include public relations, direct mail and outreach programs to customers and vendors. We use our Web site, www.xcare.net, to establish our market presence, generate leads and extend our program offerings to health care industry participants.

    At December 31, 1999, we had 13 employees in sales and marketing functions.

CUSTOMER SUPPORT

    We provide a range of customer support services through our staff of customer service personnel, multiple call centers and an e-mail help desk all of which are available 24 hours a day, seven days a week and are frequently updated to improve existing information and to support new services. We also employ technical support personnel who work directly with our direct sales force and customers of our applications and services. We provide our customers with the ability to purchase maintenance for our applications and services, which includes technical support and upgrades. We also provide training programs for our customers. At December 31, 1999, we had 37 employees in addition to one independent contractor in customer support functions.

RESEARCH AND DEVELOPMENT

    At December 31, 1999, our development and engineering group consisted of 5 employees divided into extensible mark-up language, Topic Navigation Mapping and infrastructure groups. For the years ended December 31, 1997, 1998 and 1999, we incurred $4.2 million, $670,000 and $575,000 in research and development expenses respectively. We believe that timely development of new and enhanced applications and technology is necessary to remain competitive in the marketplace. Accordingly, we intend to continue recruiting and hiring experienced development personnel and to make investments in development and engineering.

COMPETITION

    The emerging Internet-based health care market is undergoing rapid technological change. The ubiquitous reach of the Internet, coupled with the availability and acceptability of new Internet-based technologies, has created significant opportunities in health care for both traditional and new Internet-based system vendors. Potential competitors fall primarily into three categories: health care Internet companies focused on providing connectivity and transactions within business-to-business and business-to-consumer frameworks; traditional health care information system vendors who seek to extend the services of their core products using Internet-based technology; and traditional managed care information system and outsourcing vendors who are focusing on extending the services of their core products to the Internet. In addition, from time to time our customers may develop products and services competitive with those offered by us.

    We believe that our main competitors currently are CareInsite, Inc., Exodus Communications Inc., Healtheon Corporation, IDX Systems Corporation, iXL Enterprises, Inc., McKesson HBOC Inc., and Razorfish, Inc. and that the principal competitive factors in the Internet-based health care market are the:

    o ability of technology to integrate data from existing computer systems and other multimedia content;

    o timeliness and price of new applications, services and electronic commerce product offerings;

    o degree of customer service offered to purchasers of Internet health care solutions;

    o scope of industry knowledge and familiarity with needs of health care market participants; and

    o   size and scope of a solution's user base.

INTELLECTUAL PROPERTY

    We seek to protect our software, documentation and other written materials primarily through a combination of trade secret, trademark and copyright laws, confidentiality procedures and contractual provisions. For example, we license rather than sell our software applications and require licensees to enter into license agreements that impose certain restrictions on the licensees' ability to utilize the software code. In addition, we seek to avoid disclosure of our trade secrets, by, among other things, requiring those persons with access to our proprietary information to execute confidentiality agreements with us and restricting access to our source code.

    We have filed a patent application in the United States with respect to certain aspects of our content brokering technology. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult. While we are unable to determine the extent to which piracy of our products exists, software piracy can be expected to be a persistent problem, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States.

    From time to time, we may be involved in intellectual property disputes. We have not been notified that any of our products infringe the proprietary rights of third parties. However, in the future, third parties may claim infringement against us with respect to current or future products. We expect that providers of Internet health care solutions will increasingly be subject to infringement claims as the number of products and competitors in our industry grows and traditional suppliers of health care data and transaction solutions begin to offer Internet-based products. If our proprietary technology is subjected to infringement claims, we may have to pay damages or seek a license from third parties, which could delay sales of our products, and if our proprietary technology is infringed upon, we may experience losses.

    We rely upon software we have licensed from Sinclair Montrose Healthcare PLC to perform key functions of our MatchNet Staffing & Scheduling product. We currently have an exclusive license to the software, although exclusivity may terminate if we are unable to meet milestones. This license may not continue to be available to us on commercially reasonable terms. The loss of this license could result in delays or reductions of shipments of the MatchNet Staffing & Scheduling application until equivalent software could be identified, developed, licensed and integrated. If we lose key licenses we may be required to develop or license alternative technologies which may cause delays, at considerable expense or reduce sales.

GOVERNMENT REGULATION

Standards

    The Health Insurance Portability and Accountability Act of 1996 mandates the use of standard transactions, standard identifiers, security and other provisions by the year 2000. We are designing our XCare.net platform and applications, services and product offerings to enable compliance with the proposed regulations. However, until such regulations become final, they could change, which could require us to expend additional resources to comply with the revised standards. In addition, the success of our compliance efforts may be dependent on the success of health care participants in dealing with the standards.

Confidentiality

    The confidentiality of patient records and the circumstances under which such records may be released for inclusion in our databases are subject to substantial regulation by state governments. These state laws and regulations govern both the disclosure and the use of confidential patient medical record information. Additional legislation governing the dissemination of medical record information has been proposed at both the state and federal level. This legislation may require holders of such information to implement security measures that may require substantial expenditures by us. Changes to state or federal laws may materially restrict the ability of health care providers to submit information from patient records using our applications.

    We utilize an architecture that incorporates a secured socket layer encryption which surpasses required security protection. Additionally the use of firewalls and other security schemes assure customers of a compliant and secure computing environment. Additionally, we utilize a formal, authority-based use of digital certificates to assure the identity of electronic trading partners. For support of identification requirements we utilize an exchange of passwords and identities by U.S. certified mail or telephonic identification. If unauthorized persons were to gain access to patient records notwithstanding our efforts to maintain their security, this could result in our liability for these security breaches and damage to our reputation.

Third Party Administration and Utilization Review Licensure and Registration

    Certain of the administrative services we provide health plans, payers and providers, including our third-party administration and utilization review operations, are regulated by the statutes and regulations of various states and require that we obtain appropriate licensure or registration.

False Claims Act

    Under the federal False Claims Act, liability may be imposed on any individual or entity who knowingly submits or participates in submitting claims for payment to the federal government which are false or fraudulent, or which contain false or misleading information. Liability may also be imposed on any individual or entity who knowingly makes or uses a false record or statement to avoid an obligation to pay the federal government. Various state laws impose liability for similar acts. Claims under the federal False Claims Act may be brought by the federal government or private whistleblowers. If we are found liable for a violation of the federal False Claims Act, or any similar state law, it may result in substantial civil and criminal penalties. In addition, we could be prohibited from processing Medicaid or Medicare claims for payment.

Prompt Payment Laws

    Various states have passed laws regarding the prompt payment of medical claims by health plans. If a claim is brought against us and we are found to have violated a law regarding the prompt processing of claims for payment, we may incur civil or other penalties.

Government Investigations

    There is increasing scrutiny by law enforcement authorities, the U.S. Department of Health and Human Services Office of Inspector General, the courts and Congress of agreements between health care providers and suppliers or other contractors which have a potential to increase utilization of government health care resources. In particular, scrutiny has been placed on the coding of claims for payment and contracted billing arrangements. Investigators have demonstrated a willingness to look beyond the formalities of business arrangements to determine the underlying purposes of payments between health care participants. Although, to our knowledge, neither we nor any of our customers is the subject of any investigation, we cannot tell whether we or our customers will be the target of governmental investigations in the future.

Regulation of the Practice of Medicine and Other Health Care Professions

    The practices of medicine, nursing and pharmacology are generally defined by state law and vary from state to state. These practices require a license under state law and, depending on state law, practicing without a license can be a civil or criminal violation. We have endeavored to structure our existing operations to be in substantial compliance with state health care professional licensing requirements. However, the application of this area of the law to Internet services such as ours is new. Also, we have not conducted a state by state survey of licensing requirements and policies. Accordingly, a state regulatory authority and/or one or more licensed professionals or advocacy groups or consumers may allege that one or more elements of our business requires a license to practice under existing or future laws or statutes. Any application of professional practice regulations to our business could negatively impact our business. Further, liability based on a determination that we engaged in a professional practice without a license may cause us to be excluded from coverage under the terms of our current general liability insurance policy and may also subject us to a higher standard of care than would be applicable to activities which do not require a professional license.

Regulation of Pharmacy Prescription Drug Activities

    The business of providing prescription drugs and other medical products is subject to federal, state and local regulations, many of which are specific to pharmacies. In addition, the Federal Trade Commission and many state agencies regulate advertising and product performance claims for prescription drugs. Pharmacy operations are subject to federal, state and local licensing and registration regulations with respect to the Controlled Substances Act and federal Drug Enforcement Agency regulations, as well as related state and local laws and regulations relating to pharmacy operations, including registration, security, recordkeeping, and reporting requirements related to the purchase, storage and dispensing of controlled substances, prescription drugs and certain over-the-counter drugs.

    The U.S. House of Representatives Committee on Commerce and the General Accounting Office are currently investigating online pharmacies and online prescribing, especially focusing on those who prescribe drugs online and pharmacies that fill invalid prescriptions, including those that are written online. The committee on commerce requested that the General Accounting Office undertake a formal review of a number of issues pertaining to online pharmacies, including an assessment of mechanisms to ensure that online pharmacies are obeying the various state and federal regulations for the industry. In addition, various state legislatures are considering new legislation related to the regulation of nonresident pharmacies. The inclusion of prescription drugs as a Medicare benefit has been the subject of numerous bills in the U.S. Congress.

    Should we commence providing prescription drugs to consumers, we will be required to comply with many of the laws, regulations and initiatives described above. These efforts may require the commitment of additional resources by us.

Federal and State Anti-Kickback Laws

    Provisions of the Social Security Act, which are commonly known as the Federal Anti-Kickback Law, prohibit knowingly or willfully, directly or indirectly, paying or offering to pay, or soliciting or receiving, any remuneration in exchange for the referral of patients to a person participating in, or for the order, purchase or recommendation of items or services that are subject to reimbursement by, Medicare, Medicaid and similar other federal or state healthcare programs. Violations may result in civil and criminal sanctions and penalties. Applications, services or product offerings. If any of our health care communications or electronic commerce activities were deemed to be inconsistent with the Federal Anti-Kickback Law or with state anti-kickback or illegal remuneration laws, we could face civil and criminal penalties or be barred from such activities. Further, we could be required to restructure our existing or planned sponsorship compensation arrangements and electronic commerce activities in a manner which could harm our business.

Regulation of the Sale of Over-the-Counter Drugs, Nutritional Supplements, Cosmetics and Medical Devices

    The U.S. Food and Drug Administration and Federal Trade Commission and similar state agencies regulate drug and cosmetic advertising and promotion, including direct-to-consumer advertising, done by or on behalf of drug and cosmetic manufacturers and marketers. In addition, the Federal Trade Commission regulates product safety for nutritional supplements as well as over-the-counter drugs, medical devices and prescription drugs. In the event that we provide such products or services, we will be subject to U.S. Food and Drug Administration and Federal Trade Commission regulation and enforcement for false advertising and misleading advertising, including overstatements regarding product performance, especially regarding nutritional supplements. While we have rights against the manufacturer as to adulteration issues and product claims to the extent we have received the claims from the manufacturer, we may have liability if the manufacturer cannot or will not indemnify us in a specific situation.

FDA Regulation of Medical Devices

    The FDA is responsible for assuring the safety and effectiveness of medical devices under the Federal Food, Drug and Cosmetic Act. Computer applications and software are considered medical devices and subject to regulation by the FDA when they are indicated, labeled or intended to be used in the diagnosis of disease or other conditions, or in the cure, mitigation, treatment or prevention of disease, or are intended to affect the structure or function of the body. We do not believe that any of our current applications, services or product offerings are subject to FDA jurisdiction or regulation; however, we may expand our applications, services and offerings into areas that may subject it to FDA regulation. We have no experience in complying with FDA regulations and compliance with FDA regulations could prove to be time consuming, burdensome and expensive, which could impede our ability to introduce new applications, services or product offerings in a timely manner. If compliance with government regulation of health care becomes costly and difficult for our customers, and us we may not be able to grow our business.

EMPLOYEES

    As of December 31, 1999, we had a total of 64 employees, of whom 30 are engaged in professional services and customer support functions, seven in the electronic commerce operations center, 13 in sales and marketing, nine in management, finance and administration and five in product development. None of our employees is represented by a labor union. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

Our future performance depends in significant part upon the continued service of our key personnel, none of whom is bound by an employment agreement requiring service for any defined period of time. Our future success also depends on our continued ability to attract, integrate, retain and motivate highly qualified sales, technical and managerial personnel. Competition for such qualified personnel is intense. If our executive officers and key personnel do not remain with us in the future, we may experience difficulty in attracting and retaining qualified personnel.


ITEM 2. PROPERTIES.

    Our principal executive and corporate offices are located in Englewood, Colorado, in approximately 21,978 square feet of subleased office space under a sublease that expires on December 30, 2001. We also sublease 4,145 square feet of office space in the same building, which expires on December 30, 2002. We also maintain an electronic commerce operations center in Albuquerque, New Mexico, in 6,800 square feet of subleased office space under a lease that expired in January 2000. We have recently entered into a lease for a new 5,240 square foot facility for our Albuquerque electronic commerce operations center. This lease commenced in January 2000 and expires in January 2005. We believe our space is adequate for our current operations and that additional leased space can be obtained on commercially reasonable terms if needed.


ITEM 3. LEGAL PROCEEDINGS.

    There are no material legal proceedings pending against us. We could become involved in litigation from time to time relating to claims arising out of our ordinary course of business.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matters were submitted to a vote of the Company's stockholders, through solicitation of proxies or otherwise, during 1999.


EXECUTIVE OFFICERS OF THE COMPANY

    The following persons were serving as executive officers of the Company as of March 17, 2000.

NAME                                         AGE   POSITION
----                                         ---   --------

Lorine R. Sweeney........................... 42    President and Chief Executive Officer
Peter H. Cheesbrough........................ 48    Senior Vice President, Finance and Chief Financial Officer
Lawrence S. Dike............................ 53    Senior Vice President and Chief Scientist
Mark Rangell................................ 36    Senior Vice President, Marketing and Product Management
Thomas M. Pianko............................ 39    Senior Vice President, Sales and Business Development
Suriya Narayanan............................ 39    Senior Vice President and Chief Technology Officer
Tammy McLaren............................... 34    Vice President, Professional Services
Randy McMahon............................... 44    Vice President, eCommerce Production and Operations
Sinan S. Nayman............................. 32    Vice President, eCommerce Marketing and Creative Services
Gary Scherping.............................. 42    Vice President, Acquisitions

    Lorine R. Sweeney. Ms. Sweeney has been President, Chief Executive Officer and a director of XCare.net since October 1997. From November 1994 until September 1997, Ms. Sweeney was Vice President of Software Development and Technology and Vice President of the UltiMedex Business Unit of Micromedex, Inc., an international supplier of clinical reference information to the health care and environmental industries. From August 1993 until November 1994, Ms. Sweeney was a Managing Consultant for Microsoft Consulting Services, the management consulting division of Microsoft Corporation. Ms. Sweeney has over 19 years of executive leadership experience in the commercial software, CD-ROM, online information services, consulting and systems integration industries. Ms. Sweeney received her B.S. degree in Engineering from the University of Arizona and her M.B.A. from the University of Phoenix.

    Peter H. Cheesbrough. Mr. Cheesbrough has been Senior Vice President, Finance and Chief Financial Officer of XCare.net since September 1999. From April 1993 until August 1999, Mr. Cheesbrough was Senior Vice President of Finance and Chief Financial Officer of Echo Bay Mines, Ltd., a gold mining and exploration company. Mr. Cheesbrough is a director of HealthGrades.com, Inc., an Internet company that provides online health care ratings and information. Mr. Cheesbrough was educated in England and qualified as a Chartered Accountant (equivalent to the CPA designation) in the United Kingdom in 1974 and in Canada in 1977.

    Lawrence S. Dike. Mr. Dike was one of three founders of Reilly Dike Dosher Corporation, XCare.net's predecessor company. From April 1989 until April 1999, Mr. Dike was Senior Vice President of Technology Platforms and a director of Reilly Dike Dosher Corporation. Mr. Dike received his B.S. degree in Mathematics and his M.S. degree in Computing Science from the University of New Mexico.

    Mark Rangell. Mr. Rangell has been Senior Vice President, Marketing and Product Management since December 1999 and was previously Senior Vice President of Sales and Marketing of XCare.net since January 1998. From May 1997 until December 1997, Mr. Rangell was Vice President of Marketing at GreenPages Data Services, LLC, a development stage organization focused on building an electronic commerce network for pharmaceutical contracting and negotiation. From January 1996 until May 1997, Mr. Rangell was Director of Marketing for the Ultimedex Business Unit of Micromedex, Inc. From November 1992 until December 1995, Mr. Rangell was Product Manager at Medical Economics Co., a publisher/database supplier to pharmaceutical, medical device and health care delivery sectors. Mr. Rangell received his B.S. degree in Computer Information Systems and Economics at New York University and his M.S. degree in Marketing and Corporate Strategy at the MIT Sloan School of Management.

    Thomas M. Pianko. Mr. Pianko has been Senior Vice President, Sales and Business Development of XCare.net since December 1999. From December 1998 to December 1999 Mr. Pianko was Vice President of Sales, Information Technology Business, Enterprise Sales-- Intermountain Region and from February 1996 to December 1998 he was Regional Director and Sales Executive with McKesson HBOC Inc., a health information technology and supply services corporation. Mr. Pianko was the Regional Accounts Manager for Eli Lilly & Co., a company engaged in the business of ethical pharmaceutical development and sales. Mr. Pianko received his M.B.A. in finance and marketing from the Simon School of Business at the University of Rochester and his B.S. degree in physiology and immunology from Cornell University.

    Suriya Narayanan. Mr. Narayanan has been Senior Vice President and Chief Technology Officer of XCare.net since January 2000. From October 1998 to January 2000, Mr. Narayanan was Engineering Manager for Healtheon Corporation, an internet healthcare software and transactions company. From May 1998 to October 1998, Mr. Narayanan was a Systems Architect at Sapient Corporation, a systems integration and consulting company. From March 1997 to May 1998, Mr. Narayanan was Chief Architect and a Principal of The Redmond Consulting Group, a consulting company for distributed computing solutions using Microsoft technologies. From September 1991 to March 1997, Mr. Narayanan was a Principal Consultant for Microsoft Consulting Services, the management consulting division of Microsoft Corporation. Mr. Narayanan has over 17 years of information technology, consulting and managerial experience. Mr. Narayanan received his B.S. degree in Applied Sciences from Madurai University and his M.S. degree in Applied Physics and Electronics from Delhi University.

    Tammy McLaren. Ms. McLaren has been Vice President, Professional Services of XCare.net since July 1998. From January 1998 until June 1998, Ms. McLaren was a Manager in the management consulting branch of Ernst & Young, L.L.P. From May 1996 until January 1998, Ms. McLaren was a Program Manager for Commercial Software at Micromedex, Inc. From January 1989 until May 1996, Ms. McLaren was a Manager of Business Systems at AtlanticRichfield Corporation, a natural resource company. Ms. McLaren received her B.A. in Computer Information Systems from the University of Texas.

    Randy McMahon. Mr. McMahon has been Vice President of eCommerce Productions and Operations of XCare.net since January 2000. From January 1997 to January 2000, Mr. McMahon was Assistant Vice President, Investment Systems, and from February 1990 to January 1997, he was Manager of Investment Systems, both for Great-West Life Assurance Company. Mr. McMahon has over 23 years experience in technical and systems management.

    Sinan S. Nayman. Mr. Naman has been Vice President of eCommerce Marketing and Creative Services since February 2000. From September 1999 to February 2000, Mr. Nayman was the Executive Director of Creative Services at XCare.net. From March 1999 to September 1999, Mr. Nayman was a consultant for XOR, an eCommerce services provider. From October 1995 to March 1999, Mr. Nayman was a Creative Director for Raymond James Consulting. From April 1994 to October 1995, Mr. Nayman was a free lance consultant. Mr. Nayman received his Bachelor of Fine Arts degree from Colorado State University.

    Gary Scherping. Mr. Scherping has been Vice President of Acquisitions for XCare.net since February 2000. From February 1999 to February 2000, Mr. Scherping was Treasurer of Echo Bay Mines Ltd. Mr. Scherping was Director of Marketing and Banking from July 1997 to February 1999, and was Director of Financial Reporting from September 1994 to July 1997, at Echo Bay Mines Ltd. Mr. Scherping received his B.S. degree in Accounting and Computer Science from Northern Illinois University.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's common stock is quoted on the Nasdaq National Market under the symbol "XCAR." The following table sets forth, for the period indicated, the range of high and low closing sales prices per share of Common Stock, as reported on the Nasdaq National Market.

   2000
                                                                 High       Low
                                                                 ----       ---
   First Quarter (February 10, 2000 through March 17, 2000)     $31.25    $18.00


    At March 17, 2000 the last reported sale price of the common stock was $19.968 per share, and the number of holders of record of the common stock was approximately 43. Because many of the Company's shares of common stock are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of stockholders represented by these record holders.

    The Company's registration statement on Form S-1 (SEC File No. 333-90165) covering the Company's initial public offering (the "Offering") of 5,750,000 shares of common stock (including the underwriter's over-allotment option of 750,000 shares of common stock) at $18.00 per share was declared effective on February 9, 2000. FleetBoston Robertson Stephens, Inc., SG Cowen Securities Corporation, E*OFFERING Corp and Advest, Inc. acted as representatives for the underwriters.

    The net proceeds to us from the sale of shares of our common stock in the offering at the initial public offering price of $18.00 per share, after deducting estimated expenses of $1.6 million and underwriting discounts and commissions, were approximately $94.7 million.

    We expect to use the net proceeds from this offering for general corporate purposes, working capital and capital expenditures to fund our operations, including to continue expanding and enhancing our sales and marketing operations and our product offerings. The amounts and timing of our actual expenditures will depend upon numerous factors, including the status of our product development efforts, marketing and sales activities, and the amount of cash generated by our operations and competition. We may find it necessary or advisable to use portions of the proceeds for other purposes.

    A portion of the proceeds may also be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies, although there are no current plans, negotiations or discussions for any such transactions. Pending use of the net proceeds for the above purposes, we intend to invest such funds in short-term, interest-bearing, investment grade obligations.

    Except for dividends declared in connection with our status as an S corporation prior to January 1996, we have never declared or paid any cash dividends on our common stock or other securities. We currently anticipate that we will retain all of our future earnings for use in the expansion and operation of our business and do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

    The following selected financial data are qualified by reference to, and should be read in conjunction with, our financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report. The selected balance sheet data as of December 31, 1998 and 1999 and selected statement of operations data for the years ended December 31, 1997, 1998 and 1999 have been derived from our audited financial statements and notes thereto included elsewhere in this Annual Report. The balance sheet data as of December 31, 1995, 1996 and 1997 and the statement of operations data for the years ended December 31, 1995 and 1996 are derived from our historical financial statements not included in this Annual Report. Historical results are not necessarily indicative of results for any future period.

                                                          YEAR ENDED DECEMBER 31,
                                            -----------------------------------------------------
                                              1995       1996        1997        1998       1999
                                            -------    --------    --------    -------    -------
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenue .................................   $ 7,708    $  9,726    $  5,984    $ 2,270    $ 4,400
Revenue from affiliate...................        --          --          --         --        453
                                            -------    --------    --------    -------    -------
         Total revenue...................     7,708       9,726       5,984      2,270      4,853
                                            -------    --------    --------    -------    -------
Costs and expenses:
  Cost of revenue .......................     2,593       3,744       4,575      2,086      3,923
  Sales and marketing ...................       236       1,369       2,531        965      1,105
  General and administrative ............     1,465       2,220       2,436      2,194      1,867
  Research and development ..............     1,789       3,190       4,212        670        575
  Impairment of long-lived assets and
    abandonment of operating lease ......        --          --         887         --         --
  Stock compensation expense ............        --          --          --         --        504
                                            -------    --------    --------    -------    -------
         Total costs and expenses .......     6,083      10,523      14,641      5,915      7,974
Income (loss) from operations ...........     1,625        (797)     (8,657)    (3,645)    (3,121)
Settlements received from contract
  Terminations ..........................        --       2,250         250         --         --
Interest income (expense), net ..........       (42)         --           5       (437)       (67)
                                            -------    --------    --------    -------    -------
Income (loss) before income taxes .......     1,583       1,453      (8,402)    (4,082)    (3,188)
Income tax (benefit) expense ............        --       1,200      (1,078)        --         --
                                            -------    --------    --------    -------    -------
Net income (loss) .......................   $ 1,583    $    253    $ (7,324)   $(4,082)   $(3,188)
                                            =======    ========    ========    =======    =======
Net income (loss) per common share--basic
  and diluted ...........................   $  2.64    $   0.53    $ (18.92)   $(10.64)   $ (6.91)
                                            =======    ========    ========    =======    =======
Weighted average common shares
  Outstanding-- basic and diluted .......       599         476         390        390        472
                                            =======    ========    ========    =======    =======
Pro forma:
  Income before income taxes ............   $ 1,583
  Net income ............................   $   980
Pro forma net income (loss) per common
  share-- basic and diluted .............   $  1.64                                       $  (.42)
                                            =======                                       =======
Pro forma weighted average common shares
  Outstanding-- basic and diluted .......       599                                         7,642
                                            =======                                       =======

                                                                       DECEMBER  31,
                                                      -----------------------------------------------
                                                       1995     1996     1997      1998       1999
                                                      ------   ------  --------- --------- ----------
                                                                    (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents.......................      $  172   $1,394  $    697  $    198  $   7,455
Working capital.................................         840      243      (952)   (5,335)     8,138
Total assets....................................       4,190    4,492     4,026     2,805     13,183
Long-term debt..................................       1,012    1,317       939       284         --
Mandatorily redeemable convertible
  preferred stock...............................          --       --     6,728     6,827     23,842
Stockholders' equity (deficit)..................       1,770      842    (6,537)  (10,620)   (13,172)


    In reviewing the above data, you should consider the following:

    o During 1996, a major customer terminated its contract with us and paid $2.3 million to settle all claims arising from the termination. During 1997, another major customer terminated its contract with us and paid $250,000 to settle all claims associated with the termination.

    o As a result of the contract terminations referred to above, during 1997 we abandoned an operating lease and incurred impairment charges for related fixed assets aggregating $887,000.

    o Prior to January 1, 1996, XCare.net was an S corporation for federal and state income tax purposes, and, accordingly, our income was taxed directly to our stockholders. Pro forma income before income taxes and pro forma net income and pro forma net income (loss) per common share for the year ended December 31, 1995, give effect to pro forma adjustments that reflect the federal and state income taxes that would have been recorded if XCare.net had been a C corporation prior to January 1, 1996.

    o See note 1 of notes to the financial statements for a description of the method used to compute net income (loss) per share and pro forma net loss per common share for all periods presented.

    o In 1999, we completed a sale of Series B convertible preferred stock with net proceeds totaling $13.7 million.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    XCare.net is an electronic commerce service provider for health care businesses. We have developed an Internet-based technology platform using extensible mark-up language, or XML, to process health care transactions and provide related services for payers, providers and other health care industry participants. We provide transaction processing services such as eligibility checking, claims submission, referral processing, physician credentialling, and appointment scheduling. We also provide consulting services to define, develop and implement Internet healthcare strategies as well as Web-site hosting, operational support and maintenance services for our customers.

    Utilizing our proprietary technology platform, which we call the XCare.net platform, we design and develop custom health care Web sites, known as portals. Through these portals we link health care providers, payers and other industry participants into a community to form an Internet exchange. We use the XCare.net platform to deliver a broad range of applications, services and electronic product offerings that streamline and automate high-volume, data-intensive transactions and processes.

    We commenced operations in March 1989, but we did not begin to focus on Internet-based health care solutions until mid-1998. We have historically derived a significant portion of our revenue from sales of mainframe and client-server software for managed health care systems and from providing services to health care organizations seeking to outsource administrative functions. We intend to derive an increasing portion of our future revenue from our Internet-based applications, services and product offerings. Due to our limited operating history in the Internet-based health care market, it is difficult for us to predict with any accuracy our future results of operations. Accordingly, we believe that our historical financial results are not necessarily indicative of our future financial performance.

    In the first quarter of 1997, we obtained financing from new investors through the issuance of Series A convertible preferred stock. This financing enabled us to develop and pursue a new strategic plan to supplement our mainframe-based business with client-server applications and services. In pursuing this strategy, we increased our expenditures in marketing, research and development, and general administration.

    At the beginning of the third quarter of 1997, our largest customer at the time, who accounted for approximately 74% of 1997 revenue, decided to pursue an alternative software approach and terminated its contract with us. In August 1997, the customer paid $250,000 to settle all claims arising under the termination. In response, we reduced total personnel by 40% and 26%, as well as other expenditures, during the fourth quarter of 1997 and the first quarter of 1998, respectively.

    Also at the end of 1997 and during the first quarter of 1998, we obtained additional financing through the issuance of convertible promissory notes. This financing allowed us to continue to license and implement our client-server based product to new customers and begin development of our Internet-based applications and services. Notwithstanding this financing, we had limited available working capital during the latter part of 1998 through the first part of 1999, causing us to reduce our sales and marketing, research and development, and general and administration expenditures from 1997 levels.

    At the end of 1998, we obtained additional financing from our existing investors through the issuance of convertible promissory notes, and in June and July 1999, we obtained financing through the issuance of Series B convertible preferred stock. These financings have enabled us to add personnel and other resources to facilitate the development and marketing of the new Internet-based applications, services and product offerings.

    For contracts entered into subsequent to January 1, 1998, we recognize revenue in accordance with the provisions of Statement of Position 97-2, "Software Revenue Recognition." We derive revenue from license fees and related services under the terms of fixed price contracts. Maintenance revenue is derived from agreements for supporting and providing periodic updates to licensed software. Consulting revenue consists of revenue from consulting services provided pursuant to time and materials contracts. Transaction processing revenue is derived from transaction processing services and is recognized on a per-transaction basis as services are performed. Operational support revenue is derived from agreements for supporting and maintaining customers' processing environments and is recognized ratably over the service period.

    License fees and related services revenue is generally recognized from fixed price contracts using the percentage-of-completion method of accounting where collectibility of fees is probable. Where collectibility of fees is not probable, we defer revenue and related costs as deferred contract costs and recognize revenue and cost of revenue as cash is collected.

    We may encounter budget and schedule overruns on fixed price contracts caused by increased material, labor or overhead costs. Adjustments to cost estimates are made in the periods in which the facts requiring such revisions become known. Estimated losses, if any, are recorded in the period in which current estimates of total contract revenue and contract costs indicate a loss. We do not require collateral for our receivables and an allowance is maintained for potential credit losses.

    Maintenance revenue is recorded as unearned revenue and is recognized ratably over the service period, which is generally 12 months. When maintenance is bundled with the original license fee arrangement, its fair value is deferred and recognized during the period such services are provided.

    Revenue from consulting services provided pursuant to time-and-materials contracts is recognized as the services are performed.

    For contracts entered into prior to January 1, 1998, we recognized revenue in accordance with Statement of Position 91-1, "Software Revenue Recognition." Our revenue recognition for such pre-1998 contracts was substantially the same as that discussed above.

    In 1999, sales to Methodist Care, Inc. accounted for 20% of revenue, sales to Expert Practice, Inc. and American Medical Pathways, Inc. each accounted for 12% of revenue, sales to Brokerage Services, Inc. accounted for 11% of revenue and sales to Quest Diagnostics Incorporated accounted for 10% of revenue. If we do not generate as much revenue from these major customers as we expect to, or if we lose any of them as customers, our revenue will be significantly reduced.

    We incurred net losses and losses from operations the years ended December 31, 1999 and 1998. As of December 31, 1999, we had an accumulated deficit of approximately $14.3 million. Since we began developing and marketing our Internet-based health care applications, services, and product offerings in early 1999, we have funded our business primarily by borrowing funds and from the sale of convertible preferred stock, not from cash generated by our business. We expect to continue to incur significant sales and marketing, research and development and general and administrative expenses. As a result, we will experience losses and negative cash flows for the foreseeable future. Factors which may prevent us from achieving or maintaining profitability and cause our stock price to decline include the demand for and acceptance of our solutions and our ability to attract new customers.

    During 1999 and through February 10, 2000, the effective date of the Company's initial public offering, in connection with stock options granted to certain employees and a consultant under the stock plan, we have recorded unearned stock compensation representing the difference between the exercise price of the options and the deemed fair value of our common stock at the date of grant. This unearned stock compensation will be amortized to expense over the period during which the options or common stock subject to repurchase vest, generally four years, using an accelerated method as described in Financial Accounting Standards Board Interpretation No. 28. Amortization of unearned stock compensation amounted to approximately $504,000 during the year ended December 31, 1999. We expect to recognize amortization expense related to unearned compensation for the aforementioned grants of approximately $1,510,000 in 2000, $570,000 in 2001, $260,000 in 2002 and $52,000 in 2003.

    We expect to record a charge during the first quarter of 2000, of $132,000, relating to the settlement of a dispute with a holder of a warrant to purchase common stock.

    In 1999, Laidlaw Inc., the Canadian parent company of American Medical Response, Inc. announced its intention to divest its interest in that company in order to focus on its transportation business. American Medical Response, Inc. is the parent company of one of our customers, American Medical Pathways, Inc ("AMP"). If such a sale is consummated, and the new owner decided to terminate our agreement, there would likely be a material adverse impact on our future earnings and cash flow. As of December 31, 1999, there has been no change in our relationship with AMP and we have continued to provide services under our agreement.

RESULTS OF OPERATIONS

    The following table sets forth financial data for the periods indicated as a percentage of revenue.

                                             YEAR ENDED DECEMBER 31,
                                            -------------------------
                                            1997      1998      1999
                                            -----     -----     -----

Revenue .................................   100.0%     100.0%    100.0%
Costs and expenses:
  Cost of revenue .......................    76.5       91.9      80.8
  Sales and marketing ...................    42.3       42.5      22.8
  General and administrative ............    40.7       96.7      38.5
  Research and development ..............    70.4       29.5      11.8
  Impairment of long-lived assets and
     abandonment of operating lease .....    14.8         --        --
  Stock compensation expense ............      --         --      10.4
                                            ------    ------    ------
          Total costs and expenses ......    244.7     260.6     164.3
                                            ------    ------    ------
Loss from operations ....................   (144.7)   (160.6)    (64.3)
Settlements received from contract
  Terminations ..........................      4.2        --        --
Interest income (expense), net ..........      0.1     (19.2)     (1.4)
                                            ------    ------    ------
Income (loss) before income taxes .......   (140.4)   (179.8)    (65.7)
                                            ------    ------    ------
Income tax (benefit) expense ............    (18.0)       --        --
                                            ------    ------    ------
Net income (loss) .......................   (122.4)%  (179.8)%   (65.7)%
                                            ======    ======    ======

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

     Revenue. Revenue increased $ 2.6 million, or 114%, to $4.9 million for the year ended December 31, 1999 from $2.3 million for the year ended December 31, 1998. This increase reflects revenue recognized from new customers coupled with an increase in average total arrangement fees during 1999 as compared to 1998, partially offset by decreased transaction processing revenue, as two customers did not continue their transaction processing arrangements after they completed implementation of our software.

     Cost of revenue. Cost of revenue includes personnel and related overhead costs, payments to third-party consultants who assist with implementation and support services, facilities costs and equipment depreciation. Cost of revenue increased $1.8 million, or 88%, to $3.9 million for the year ended December 31, 1999 from $2.1 million for the year earlier period. This increase reflects the cost of additional third-party consultants utilized to support the current license implementation and custom development projects, amortization of software purchased in the fourth quarter of 1998 and recognition of contract expenses deferred in the prior year.

Sales and marketing. Sales and marketing expenses consist of personnel and related overhead costs, including commissions, travel expenses, field sales office expenses and advertising and promotion costs. Sales and marketing expenses increased $140,000, or 15%, to $1,105,000 during the year ended December 31, 1999 from $965,000 for the year ended December 31, 1998. This increase represents increases in personnel, travel, advertising and marketing as we began to expand our sales and marketing force during the last half of 1999. This was accomplished using the proceeds from the issuance of Series B convertible preferred stock which was received in June and July, 1999.

     General and administrative. General and administrative expenses include personnel and related overhead costs for our executive, administrative, finance and human resources functions, as well as legal and accounting fees. General and administrative expenses decreased $327,000, or 15%, to $1.9 million for the year ended December 31, 1999 from $2.2 million from the year earlier period. This decrease is due primarily to a reduction in the amount of losses on the disposal of assets which were recorded in 1998 and the phase out of our mainframe computer as we discontinued its use. These decreases were partially offset by increases in recruitment and personnel costs as we built our staff with the proceeds from the Series B preferred stock received in June and July, 1999, to develop the XCare.net platform and market our products.

     Research and development. Research and development expenses include personnel and related overhead costs for product development, enhancements to existing applications and services and quality assurance activities. Research and development expenses decreased $95,000, or 14%, to $575,000 for the year ended December 31, 1999 from $670,000 for the year ended December 31, 1998. This decrease reflects a) a reduction in the use of outside consultants due to the completion of a project in 1998 related to the conversion of forms in the claims processing application, and b) the write-off of certain software and equipment during 1998 after two of our customers did not continue their transaction processing arrangements once they completed implementation of our software. These decreases were partially offset by an increase in salaries as we increased personnel after obtaining the funding described above.

     Stock compensation expense. During 1999, we recorded aggregate unearned compensation of $2.8 million in connection with the grant of certain stock options. Amortization of this compensation amounted to $504,000 for the year ended December 31, 1999. See Note 10 of Notes to Financial Statements.

     Interest income (expense), net. Interest income (expense), net includes interest expense on our convertible promissory notes and capital lease obligations partially offset by interest income on cash and cash equivalent balances. Interest expense, net of interest income, decreased $370,000, or 85%, to $67,000 for the year ended December 31, 1999 from $437,000 for the prior year. This decrease is due to the conversion of the convertible promissory notes to Series B convertible preferred stock in June 1999, and the substantial reduction of debt and capital lease obligations during 1999 with the proceeds of the Series B preferred stock as noted above.

     Income tax (benefit) expense. No provision for federal and state income taxes has been recorded for the year ended December 31, 1999 or 1998 as we have incurred net operating losses for each of these periods. We believe that, based on the history of losses and other factors, the weight of available evidence indicates that it is more likely than not that we will not be able to realize our deferred tax assets, and thus a full valuation allowance has been recorded against such assets as of December 31, 1999 and 1998.

     Net income (loss). Net loss decreased $894,000, or 22%, to $3.2 million for the year ended December 31, 1999 from $4.1 million for the year ended December 31, 1998. This decrease is due to an increase in revenue of $2.6 million, or 114%, partially offset by an increase in total costs and expenses of $1.7 million, as discussed above.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

    Revenue. Revenue decreased 62% to $2.3 million for the year ended December 31, 1998 from $6.0 million for the year ended December 31, 1997. This decrease reflects a significant reduction in consulting revenue due to the loss of a major customer during July 1997 that accounted for approximately $4.4 million, or 74%, of total 1997 revenue.

    Cost of revenue. Cost of revenue decreased 54% to $2.1 million for the year ended December 31, 1998 from $4.6 million for the year ended December 31, 1997. As a percentage of revenue, cost of revenue increased to 92% in 1998 from 77% in 1997. The decrease in absolute dollars reflects a 55% reduction in the number of employees who perform implementation services due to limited availability of working capital in 1998. The increase in cost of revenue as a percentage of revenue reflects decreased revenue associated with a major contract termination in 1997 which was not completely offset by a decline in cost of revenue due to certain fixed infrastructure costs which are included in cost of revenue.

    Sales and marketing. Sales and marketing expenses decreased 62% to $965,000 for the year ended December 31, 1998 from $2.5 million for the year ended December 31, 1997, representing 43% and 42% of revenue, respectively. The decrease in absolute dollars reflects a 29% reduction in sales and marketing personnel, and decreased travel and entertainment costs due to the loss of the significant customer described above. In addition, we incurred higher costs for marketing, consulting, advertising and promotion and attendance at trade shows in 1997 as compared to 1998 in connection with our new strategic focus on client-server applications and services, including various marketing studies and analyst research projects on the client-server market.

    General and administrative. General and administrative expenses decreased 10% to $2.2 million for the year ended December 31, 1998, from $2.4 million for the year ended December 31, 1997, representing 97% and 41% of revenue, respectively. The increase as a percentage of revenue is due to significantly reduced revenue and losses on the disposal of fixed assets. The decrease in absolute dollars reflects a 68% reduction in general and administrative management personnel due to the loss of the significant customer described above, which was partially offset by charges relating to the loss on disposal of property and equipment referred to above.

    Research and development. Research and development expenses decreased 84% to $670,000 for the year ended December 31, 1998 from $4.2 million for the year ended December 31, 1997, representing 30% and 70% of revenue, respectively. The decrease in absolute dollars reflects management's decision to reduce research and development staff by 96%, and support costs, as a result of the significant decrease in revenue. In addition, during 1997, we had focused on developing and maintaining two separate software applications, one for the mainframe market and one for the client-server market, while in 1998 we were developing only the client-server product.

    Interest income (expense), net. Interest expense, net, significantly increased to $437,000 for the year ended December 31, 1998 from $5,000 of interest income for the year ended December 31, 1997, as a result of interest expense incurred on the December 1997 and April 1998, convertible promissory notes.

    Provision for (benefit from) income taxes. No provision for federal and state income taxes has been recorded for the year ended December 31, 1998, as we incurred a net operating loss. We believe that based on the history of losses and other factors, the weight of available evidence indicates that it is more likely than not that we will not be able to realize our deferred tax assets, and thus a full valuation allowance has been recorded as of December 31, 1998.

    Net income (loss). Net loss decreased 44% to $4.1 million for the year ended December 31, 1998 from $7.3 million for the year ended December 31, 1997, primarily due to a 60% decrease in total costs and expenses as discussed above, partially offset by a decrease in total revenue.

LIQUIDITY AND CAPITAL RESOURCES

    We have historically financed our operations through a combination of cash flow from operations, private sales of common and convertible preferred stock, and issuances of convertible promissory notes.

    During March 1997, we completed a sale of Series A convertible preferred stock for net proceeds of $6.6 million. From the period December 1997 through December 1998, we issued $2.7 million of convertible promissory notes. During June and July 1999, we completed a sale of Series B convertible preferred stock with net proceeds totaling $13.7 million of which $7.3 million was received in June 1999 and $6.4 million was received in July 1999. A portion of these proceeds amounting to $438,000 was used to pay the majority of our capital lease obligations during the third quarter of 1999 and $302,000 was used to repay debt during that quarter.

    At December 31, 1999, our principal sources of liquidity included $8.1 million in working capital with $92,000 in outstanding debt. Outstanding debt at December 31, 1999, includes a capital lease that is secured by the underlying equipment and matures in December 2000.

    Net cash used in operating activities was $4.4 million in 1999, $2.2 million in 1998 and $6.6 million in 1997. Net cash used in operating activities is primarily attributable to net losses.

    Net cash used in investing activities was $1.2 million in 1999 and net cash provided by investing activities was $167,000 in 1998. Net cash used in investing activities was $318,000 in 1997. Investing activities consist primarily of purchases of computer hardware and software, office furniture and equipment, offset by proceeds from the sale of property and equipment.

    Net cash provided by financing activities was $12.9 million in 1999, $1.5 million in 1998, and $6.2 million in 1997 and consists primarily of net proceeds from the issuance of convertible preferred stock and convertible promissory notes.

    In February 2000, we completed our initial public offering and issued 5,750,000 shares of common stock (including the underwriter's over-allotment of 750,000 shares of common stock) at an initial public offering price of $18.00 per share. We received approximately $94.7 million in cash proceeds, net of underwriting discounts, commissions and other offering costs.

    We expect to use our cash and cash equivalents, as well as the net proceeds from this offering, for general corporate purposes, working capital and capital expenditures to fund our operations, including to continue expanding and enhancing our sales and marketing operations and to continue expanding our product offerings. The amounts and timing of our actual expenditures will depend upon numerous factors, including the status of our product development efforts, marketing and sales activities, and the amount of cash generated by our operations and competition. We may find it necessary or advisable to use portions of the proceeds for other purposes.

    A portion of the proceeds may also be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies, although there are no current plans, negotiations or discussions for any such transactions. Pending use of the net proceeds for the above purposes, we intend to invest such funds in short-term, interest-bearing, investment grade obligations.

    We anticipate that the above funds will be sufficient to meet our needs as described above for the next eighteen months. Thereafter, we may require additional funds to support our working capital requirements or for other purposes, and we may seek, even before such time, to raise additional funds through public or private equity financing or from other sources. Such additional financing may not be available at all or, if available, on terms acceptable to us and that are not dilutive to our stockholders.

FLUCTUATIONS IN QUARTERLY RESULTS OF OPERATIONS

    We have experienced quarterly fluctuations in our operating and financial results due to the timing and relative size of new custom software development projects, cancellations of contracts, and fluctuations in costs, including personnel, equipment and facilities costs. We expect quarterly results to fluctuate in the future due to the timing and introduction of new applications and services and other market factors. See "Risk Factors."

    The following tables set forth unaudited statement of operations data for each of the eight quarters ended December 31, 1999, as well as the percentage of our revenue represented by each line item. This information has been derived from our unaudited financial statements. The unaudited financial statements have been prepared on the same basis as the audited financial statements contained in this prospectus and include all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of this information. These unaudited quarterly results should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Annual Report. Our operating results are expected to vary significantly from quarter to quarter and are not necessarily indicative of results for any future period.

                                                         THREE MONTHS ENDED
                                        ---------------------------------------------------
                                        MARCH 31,    JUNE 30,   SEPTEMBER 30,  DECEMBER 31,
                                          1998         1998         1998           1998
                                        ---------    --------   -------------  ------------
                                        (In thousands, except as a percentage of revenue)
STATEMENT OF OPERATIONS DATA:
Revenue .............................   $    521     $    521     $    522       $    706
Revenue from affiliate...............         --           --           --             --
                                        --------     --------     --------       --------
        Total revenue................        521          521          522            706
Costs and expenses:
  Cost of revenue ...................        547          445          448            646
  Sales and marketing ...............        334          232          226            173
  General and administrative ........        612          431          346            805
  Research and  development .........        396          150           48             76
  Stock compensation expense ........         --           --           --             --
                                        --------     --------     --------       --------
         Total costs and Expenses ...      1,889        1,258        1,068          1,700
                                        --------     --------     --------       --------
Income (loss) from operations .......     (1,368)        (737)        (546)          (994)
Interest income (expense), net ......        (74)        (106)        (126)          (131)
                                        --------     --------     --------       --------
Loss before income taxes ............     (1,442)        (843)        (672)        (1,125)
Income tax (benefit) expense ........         --           --           --             --
                                        --------     --------     --------       --------
Net loss ............................   $ (1,442)    $   (843)    $   (672)      $ (1,125)
                                        ========     ========     ========       ========
AS A PERCENT OF REVENUE:
Revenue .............................      100.0%       100.0%       100.0%         100.0%
Revenue from affiliate...............         --           --           --             --
                                        --------     --------     --------       --------
        Total revenue................      100.0%       100.0%       100.0%         100.0%
Costs and expenses:
  Cost of revenue ...................      105.0         85.4         85.8           91.5
  Sales and marketing ...............       64.1         44.5         43.3           24.5
  General and administrative ........      117.5         82.7         66.3          114.0
  Research and development ..........       76.0         28.8          9.2           10.8
  Stock compensation expense ........         --           --           --             --
                                        --------     --------     --------       --------
         Total costs and expenses ...      362.6        241.4        204.6          240.8
                                        --------     --------     --------       --------
Income (loss) from operations .......     (262.6)      (141.4)      (104.6)        (140.8)
                                        --------     --------     --------       --------
Interest income (expense), net ......      (14.2)       (20.4)       (24.1)         (18.5)
                                        --------     --------     --------       --------
Loss before income taxes ............     (276.8)      (161.8)      (128.7)      (159.3)
Income tax (benefit) expense ........         --           --           --           --
                                        --------     --------     --------     --------
Net loss ............................     (276.8)%     (161.8)%     (128.7)%     (159.3)%
                                        ========     ========     ========     ========


                                                       THREE MONTHS ENDED
                                        ---------------------------------------------------
                                        MARCH 31,    JUNE 30,   SEPTEMBER 30,  DECEMBER 31,
                                          1999         1999         1999          1999
                                        ---------    --------   -------------  ------------
                                        (In thousands, except as a percentage of revenue)
STATEMENT OF OPERATIONS DATA:
Revenue .............................   $  1,311     $    530     $    813       $  1,746
Revenue from affiliate...............         --           --           --            453
                                        --------     --------     --------       --------
        Total revenue................      1,311          530          813          2,199
Costs and expenses:
  Cost of revenue ...................        923          714          784          1,502
  Sales and marketing ...............        155          138          252            560
  General and administrative ........        144          282          759            682
  Research and  development .........        104           57          256            158
  Stock compensation expense ........         --           --          112            392
                                        --------     --------     --------       --------
         Total costs and expenses ...      1,326        1,191        2,163          3,294
                                        --------     --------     --------       --------
Income (loss) from operations .......        (15)        (661)      (1,350)        (1,095)
Interest income (expense), net ......       (136)        (122)         108             83
                                        --------     --------     --------       --------
Loss before income taxes ............       (151)        (783)      (1,242)        (1,012)
Income tax (benefit) expense ........         --           --           --             --
                                        --------     --------     --------       --------
Net loss ............................   $   (151)    $   (783)    $ (1,242)      $ (1,012)
                                        ========     ========     ========       ========
AS A PERCENT OF REVENUE:
Revenue .............................      100.0%       100.0%       100.0%          79.4%
Revenue from affiliate...............         --           --           --           20.6
                                        --------     --------     --------       --------
        Total revenue................      100.0%       100.0%       100.0%         100.0%
Costs and expenses:
  Cost of revenue ...................       70.4        134.7         96.4           68.3
  Sales and marketing ...............       11.8         26.0         31.0           25.5
  General and administrative ........       11.0         53.2         93.4           31.0
  Research and development ..........        7.9         10.8         31.5            7.2
  Stock compensation expense ........         --           --         13.8           17.8
                                        --------     --------     --------       --------
         Total costs and expenses ...      101.1        224.7        266.1          149.8
                                        --------     --------     --------       --------
Income (loss) from operations .......       (1.1)      (124.7)      (166.1)         (49.8)
                                        --------     --------     --------       --------
Interest income (expense), net ......      (10.4)       (23.0)        13.3            3.8
                                        --------     --------     --------       --------
Loss before income taxes ............      (11.5)      (147.7)      (152.8)         (46.0)
Income tax (benefit) expense ........         --           --           --             --
                                        --------     --------     --------       --------
Net loss ............................      (11.5)%     (147.7)%     (152.8)%        (46.0)%
                                        ========     ========     ========       ========

    Revenue increased significantly during the quarter ended March 31, 1999 due to the progress made in completing several custom software development projects. Revenue for the quarter ended June 30, 1999 decreased relative to the prior quarter as limited working capital available during the six months ended June 30, 1999 resulted in a reduction in our sales force personnel and other promotional marketing activities, which impeded our ability to generate new sales leads. Revenue for the quarter ended September 30, 1999 included $240,000 for the settlement of outstanding amounts owed by a customer relating to work that had been performed in a prior quarter and for which the revenue had not previously been recognized because collectibility of fees was not probable. Revenue increased significantly during the quarter ended December 31, 1999 due to revenue recognized from new customers coupled with an increase in total arrangement fees.

    Cost of revenue as a percentage of revenue has varied from quarter to quarter due to fluctuations in quarterly revenue and changes in associated personnel costs. During the quarter ended March 31, 1999, cost of revenue decreased as a percentage of revenue due to increased revenue from the completion of several custom software development projects during the quarter. During the quarter ended June 30, 1999, the increase in cost of revenue as a percentage of revenue reflects the decreased revenue recognized during the quarter, the utilization of third-party consultants for license implementation contracts and custom development projects and the amortization of purchased software. Cost of revenue increased during the quarter ended December 31, 1999, as a result of additional personnel hired to execute new custom development projects and expand our existing technology and infrastructure to support future growth. Cost of revenue decreased as a percentage of revenue during the same period due to the increase in revenue without a proportional increase in costs. This was primarily due to the Company having a larger revenue base to absorb its fixed costs.

    Sales and marketing expenses declined in both dollars and as a percentage of revenue during the quarter ended March 31, 1999, due to a substantial reduction in personnel costs. During the quarter ended December 31, 1999, sales and marketing expenses increased as we added additional personnel and incurred expenses to implement our Internet-based sales and marketing initiatives.

    General and administrative expenses increased in absolute dollars and as a percentage of revenue during the quarter ended December 31, 1998 due to an approximate $360,000 loss on disposal of fixed assets. During the quarter ended March 31, 1999, general and administrative expenses declined in both dollars and as a percentage of revenue due to a substantial reduction in personnel costs. During the quarter ended September 30, 1999, general and administrative personnel increased by 68% and recruiting and relocation costs increased by $192,000 reflecting costs associated with recruiting new employees.

    Research and development expenses sharply declined following the quarter ended March 31, 1998, due to reduction of research and development personnel caused by limited working capital. During the quarter ended September 30, 1999, we increased research and development employees by 266% reflecting our commitment to enhance the XCare.net platform.

    Stock compensation expense increased sharply due to the grant of certain stock options. Unearned compensation totaling $2.8 million was recorded during 1999 in connection with these stock options. Amortization of this compensation was recorded beginning in the third quarter of 1999.

INFLATION

    We do not believe that inflation has had a material impact on our results of operations.

IMPACT OF THE YEAR 2000

    To date, the Company has experienced no significant adverse effects related to the Year 2000 computer issue. All important internal information technology systems made a seamless transition into the Year 2000 and there were no notable problems with equipment or systems which may have been effected by faulty embedded chips or other Year 2000 problems. The Company is not aware of any significant Year 2000 problems at any of its customers nor has the Company noted any disruption in its supply chain related to Year 2000 issues.

    The Company implemented a comprehensive project plan to identify internal and external information technology and non-information technology systems which required modification or upgrade to be made Year 2000 compliant. An inventory and assessment of these systems was completed by the end of the second quarter of 1999. Remediation and testing of non-Year 2000 compliant systems was completed during the fourth quarter of 1999. As part of this project, the Company developed and tested contingency plans which identified workarounds in the event of a malfunction of a system designated as a priority system. In addition, the Company identified suppliers of key goods and services and requested information about their Year 2000 readiness.

    To date, we have not incurred any material costs directly associated with Year 2000 readiness efforts, except for compensation expense associated with salaried employees who have devoted some of their time to year 2000 assessment and remediation efforts. We do not expect the total cost of Year 2000 problems to be material to our business, financial condition and operating results. However, there can be no assurance that currently unidentified Year 2000 issues, if any, will not arise, especially in areas outside the Company; that these issues will not have a material adverse effect on the Company; or, that additional resources needed to address these issues will not be material.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    We recognize revenue in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition," which provides guidance on recognizing revenue from software transactions, as amended by SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition." We applied the provisions of SOP 97-2 on a prospective basis for new software transactions entered into as of January 1, 1998. The adoption of this guidance did not have a material impact on our financial condition or results of operations.

    Further guidance was published during 1998 in SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions." Additionally, the AICPA issued technical questions and answers on financial and reporting issues related to SOP 97-2 in January 1999. The adoption of this guidance is not expected to have a material impact on our financial condition or results of operations.

RISK FACTORS

OUR BUSINESS AND PROSPECTS ARE DIFFICULT TO EVALUATE BECAUSE WE ARE IN A TRANSITIONAL STAGE OF DEVELOPMENT

    It is difficult to evaluate our business and our prospects because our business model is new and unproven. We commenced operations in March 1989, but we did not begin focusing on Internet-based health care solutions until early 1999. We have historically derived a significant portion of our revenue from sales of maintenance and client/server software for managed health care systems and from providing services to health care organizations seeking to outsource administrative functions. We intend to derive an increasing portion of our future revenue from our Internet-based applications, services and product offerings. As a result, even though we have been in existence for over ten years, we are prone to the risks and difficulties frequently encountered by early stage companies, particularly companies in new and rapidly evolving technology-related markets.

WE WILL HAVE DIFFICULTY PREDICTING OUR FUTURE RESULTS OF OPERATIONS

    Due to our limited operating history in the Internet-based health care market, it is difficult for us to predict with any accuracy our future results of operations. For example, we cannot accurately forecast expenses based on our historical results because our experience in our current market is limited, and we are required to forecast expenses in part on future revenue projections. The provision of services using Internet technology in the health care industry is a developing business that is inherently riskier than business in industries where companies have established operating histories. Accordingly, our historical financial results are not necessarily indicative of our future financial performance.

WE HAVE INCURRED LOSSES SINCE CHANGING OUR FOCUS TO INTERNET-BASED SOLUTIONS AND WE MAY NOT BE ABLE TO ACHIEVE OR SUSTAIN PROFITABILITY

    We incurred net losses and losses from operations for the years ended December 31, 1999 and 1998. As of December 31, 1999, we had an accumulated deficit of approximately $14.3 million. Since we began developing and marketing our Internet-based health care products and services in early 1999, we have funded our business primarily by borrowing funds and from the sale of our stock, not from cash generated by our business. We expect to continue to incur significant sales and marketing, research and development and general and administrative expenses. As a result, we will experience losses and negative cash flows for the foreseeable future. Factors which may prevent us from achieving or maintaining profitability and cause our stock price to decline include the demand for and acceptance of our products, product enhancements and services, and our ability to attract new customers, as well as a number of other factors described elsewhere in this "Risk Factors" section.

OUR QUARTERLY OPERATING RESULTS ARE LIKELY TO FLUCTUATE SIGNIFICANTLY AND MAY FAIL TO MEET THE EXPECTATIONS OF SECURITIES ANALYSTS AND INVESTORS, CAUSING OUR SHARE PRICE TO DECLINE

    Our quarterly operating results have fluctuated significantly in the past and are likely to fluctuate in the future depending on a number of factors described below and elsewhere in this "Risk Factors" section of the prospectus, including:

    o any delay in the introduction of new applications, services and product offerings and enhancements of existing solutions;

    o   the loss of a major customer;

    o reductions in the average selling prices of our applications, services and product offerings;

    o cost pressures from shortages of skilled technical employees, increased product development and engineering expenditures; and

    o   changes in industry market conditions.

    Due to the factors described above and other factors, our results of operations could fluctuate substantially in the future, and quarterly comparisons may not indicate reliable trends of future performance. If our operating results do not meet the expectations of securities analysts and investors, our share price is likely to decline.

IF WE FAIL TO DEVELOP RELATIONSHIPS WITH ESTABLISHED HEALTH CARE INDUSTRY PARTICIPANTS, WE MAY EXPERIENCE DELAYS IN THE GROWTH OF OUR BUSINESS

    Relationships with established health care industry participants are critical to our success. These relationships include customer, vendor, distribution and co-marketing relationships. To date, we have established only a limited number of these relationships, and these relationships are in the early stages of development. Entering into relationships is complicated because it involves identifying opportunities and collaborating with a number of our customers, vendors and competitors. In addition, we may not be able to establish relationships with particular key participants in the health care industry if we have established relationships with competitors, and therefore it is important that we are perceived as independent of any particular customer or partner. Moreover, many potential customers and vendors may resist working with us until our applications, services and product offerings have been successfully introduced and have achieved market acceptance. If we cannot successfully establish relationships with key health care industry participants, our business will grow slowly.

IF WE CANNOT MAINTAIN OUR RELATIONSHIPS WITH ESTABLISHED HEALTH CARE INDUSTRY PARTICIPANTS, OUR APPLICATIONS, SERVICES AND PRODUCTS MAY NOT ACHIEVE MARKET ACCEPTANCE

    Once we have established a relationship with an established health care industry participant, we rely on that participant's ability to assist us in generating increased acceptance and use of our applications, services and product offerings. We have limited experience in maintaining relationships with health care industry participants. Additionally, the other parties to these relationships may not view these relationships with us as significant to their own business, and they may reassess their commitment to us or decide to compete directly with us in the future. We generally do not have agreements that prohibit them from competing against us directly or from contracting with our competitors. We cannot guarantee that any such party will perform its obligations as agreed or contemplated or that we would be able to specifically enforce any agreement with it. Our arrangements generally do not establish minimum performance requirements, but instead rely on the voluntary efforts of the other party. Therefore, we cannot guarantee that these relationships will be successful. If we were to lose any of these relationships, or if the other parties were to fail to collaborate with us to pursue additional business relationships, we would not be able to execute our business plans and our business would suffer significantly. Moreover, we may not experience increased use of our applications, services and product offerings even if we establish and maintain these relationships.

    For additional information regarding these relationships, see "Business -- Strategy."

IF THE HEALTH CARE INDUSTRY DOES NOT ACCEPT THE NEED FOR A COMMON TECHNOLOGY PLATFORM, OUR BUSINESS WOULD NOT GROW

    To be successful and to grow, we must attract a significant number of customers throughout the health care industry. To date, the health care industry has been resistant to adopting new information technology applications, services and product offerings. Electronic information exchange and transaction processing by the health care industry is still developing. Complexities in the nature of health care transactions and lack of a common technology platform are significant issues in the development and acceptance of information technology applications, services and product offerings by the industry. There are currently hundreds of different incompatible hardware, software and database components. If health care industry participants do not accept the need to integrate pre-existing information technology components, the market for our applications and services would not develop and our business would not grow.

IF PHYSICIANS AND OTHER HEALTH CARE PROVIDERS DO NOT ACCEPT INTERNET-BASED WORKFLOW MODIFICATIONS, THE MARKET FOR OUR PRODUCTS MAY NOT GROW

    Acceptance of Internet technology by physicians and other providers into daily administrative and clinical workflow is a key factor in our ability to meet our anticipated deployment levels for transaction services and process automation components. However, without the acceptance by physicians and providers of workflow modifications, new installation projects, such as our applications, services and product offerings, may be stalled.

IF THE EXTENSIBLE MARK-UP LANGUAGE FAILS TO BECOME A STANDARD DATA EXCHANGE PROTOCOL FOR THE INTERNET, THE MARKETABILITY OF OUR PRODUCTS MAY BE LIMITED

    Our XCare.net platform operates with the extensible mark-up language, or XML. The failure of extensible mark-up language to become well-accepted would seriously impede the marketability of our products and force us to adapt our products to other data exchange protocols. Any such adaptation may entail substantial costs, may require substantial time and effort, and may not lead to marketable and competitive products. In addition, if incompatible versions of the extensible mark-up language standard arise in the market, the market for extensible mark-up language-based applications may grow slowly or not at all. If the version of extensive mark-up language for which we have developed applications, services and product offerings does not gain widespread acceptance, we will have to adapt our products to another version of extensible mark-up language, which will cause delays in shipments of our application and product offerings and impede our ability to provide services.

OUR REVENUE IS CONCENTRATED IN A FEW CUSTOMERS, WHICH PUTS OUR REVENUE AT RISK

    We receive a substantial majority of our revenue from a limited number of customers. In 1999, sales to Methodist Care, Inc. accounted for 20% of revenue, sales to Expert Practice, Inc. accounted for 12% of revenue, sales to American Medical Pathways, Inc. a subsidiary of American Medical Response, Inc., accounted for 12% of revenue, and sales to Brokerage Services Incorporated accounted for 11% of revenue, and sales to Quest Diagnostics Incorporated accounted for 10% of revenue. We expect that a significant portion of our revenue will continue to depend on sales to a small number of customers. If we do not generate as much revenue from these major customers as we expect to, or if we lose any of them as customers, our total revenue will be significantly reduced.

    We have a contract with American Medical Pathways, Inc., a wholly owned subsidiary of American Medical Response, Inc., to provide third-party administrative services in connection with its contracts to provide medical transportation services. Our revenue under this contract accounted for 12% of our revenue in 1999. American Medical Pathways, Inc. may terminate our contract on 120 days notice. In addition, Laidlaw, Inc., the owner of American Medical Response, Inc., recently announced its decision to seek a buyer for American Medical Response, Inc. A new owner of American Medical Response, Inc. may not continue to provide the same level of medical transportation services or may seek to terminate our contract. Any termination of the contract or reduction in license fees earned under the contract would reduce our revenue and could slow our growth. American Medical Response, Inc. is the largest provider of private ambulance service in the United States. Therefore, if we lose revenue due to termination of the contract or reduction in license fees, it will be difficult to replace such revenue through contracts with other providers of medical transportation services.

IF WE LOSE KEY LICENSES WE MAY BE REQUIRED TO DEVELOP OR LICENSE ALTERNATIVE TECHNOLOGY, WHICH MAY CAUSE DELAYS, ADD CONSIDERABLE EXPENSE OR REDUCE SALES

    We currently rely on software that we have licensed from Sinclair Montrose Healthcare plc of London, England for our Match.Net Staffing and Scheduling product. We will integrate this software with our software applications, services and product offerings to centralize the scheduling and staffing functions for health care providers in a secure Internet environment. We currently have an exclusive license to the software, although exclusivity may terminate if we are unable to meet milestones. This license may not continue to be available to us on commercially reasonable terms in the future. The loss of this license could result in delays or reductions of shipments of our MatchNet Staffing & Scheduling product until equivalent software could be identified, developed, licensed and integrated. In addition, other products and services we may offer in the future may rely on licensed software. The loss of any current or future license could result in delays in the introduction of our products and services, add additional expense, and reduce sales of our products and services until equivalent software could be developed, identified, licensed and integrated.

IF OUR TRANSACTION AND DATA PROCESSING FACILITY FAILS, CUSTOMER SATISFACTION COULD DECLINE

    We currently process substantially all of our customer transactions and data at our facility in Albuquerque, New Mexico. Although we have safeguards for emergencies, we do not have back-up facilities to process information if this facility is not functioning. The occurrence of a major catastrophic event or other system failure at our Albuquerque, New Mexico facility could interrupt data processing or result in the loss of stored data. In addition, we depend on the efficient operation of Internet connections from customers to our systems. These connections, in turn, depend on the efficient operation of Web browsers, Internet service providers and Internet backbone service providers, all of which have had periodic operational problems or experienced outages. Any system delays, failures or loss of data, whatever the cause, could reduce customer satisfaction with our applications, services and product offerings.

IF SECURITY OF OUR CUSTOMER AND PATIENT INFORMATION IS COMPROMISED, PATIENT CARE COULD SUFFER, WE COULD BE LIABLE FOR DAMAGES AND OUR REPUTATION COULD DECLINE

    We retain confidential customer and patient information in our processing centers. Therefore, it is critical that our facilities and infrastructure remain secure and that our facilities and infrastructure are perceived by the marketplace to be secure. Despite the implementation of security measures, our infrastructure may be vulnerable to physical break-ins, computer viruses, programming errors, attacks by third parties or similar disruptive problems. If we fail to meet our clients' expectations, we could be liable for damages and our reputation could suffer. In addition, patient care could suffer and we could be liable if our systems fail to deliver correct information in a timely manner. Our insurance may not protect us from this risk.

IF OUR TRANSACTION HOSTING SERVICES SUFFER INTERRUPTIONS, OUR BUSINESS AND REPUTATION COULD BE HARMED

    Our customers have in the past experienced some interruptions with our transaction hosting services. Similar interruptions may continue to occur from time to time. These interruptions could be due to hardware and operating system failures. We expect a large portion of our revenue to be derived from customers who use our transaction hosting services. As a result, our business will suffer if we experience frequent or long system interruptions that result in the unavailability or reduced performance of our hosting. We expect to experience occasional temporary capacity constraints due to sharply increased traffic, which may cause unanticipated system disruptions, slower response times, impaired quality and degradation in levels of customer service. If this were to continue to happen, our business and reputation could be seriously harmed.

OUR MARKETS ARE HIGHLY COMPETITIVE AND COMPETITION COULD HARM OUR ABILITY TO SELL APPLICATIONS, SERVICES AND PRODUCT OFFERINGS

    Competition could seriously harm our ability to sell additional products and services. Potential competitors fall primarily into three categories: health care Internet companies focused on providing connectivity and transactions within business-to-business and business-to-consumer frameworks; traditional health care information system vendors who seek to extend the services of their core products using Internet-based technology; and traditional managed care information system and outsourcing vendors who are focusing on extending the services of their core products to the Internet. In addition, from time to time our customers may develop applications, services and product offerings competitive with those offered by us.

    Many of our competitors have longer operating histories, significantly greater financial, technical, marketing or other resources, or greater name recognition than we do. Our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements. Our competitors may develop and successfully market Internet-based health care products and services in a manner that could have an adverse effect on our business model. See "Business -- Competition."

IF WE CANNOT EXPAND OUR MANAGEMENT SYSTEMS AND NETWORK INFRASTRUCTURE, WE MAY EXPERIENCE DELAYS IN THE GROWTH OF OUR BUSINESS

    In order to grow, we intend to rapidly expand our management, product development, testing, network operations, marketing, sales and customer service personnel over the next year. This growth has and will continue to place a significant strain on our managerial, operational, financial and information systems resources. We may not be able to effectively manage expansion of our operations, and our facilities, systems, procedures or controls may not be adequate to support our operations. Moreover, our systems may not accommodate increased use while maintaining acceptable overall performance.

    As we grow, we will also need to expand and adapt our network infrastructure to accommodate additional users, increased transaction volumes and changing customer requirements. So far, we have processed a limited number and variety of transactions over our network infrastructure and only a limited number of health care participants use our infrastructure. Many of our service agreements contain performance standards. If we fail to meet these standards, our customers could terminate their agreements with us. The loss of any of our service agreements would cause a decline in our revenues. We may be unable to expand or adapt our network infrastructure to meet additional demand or our customers' changing needs on a timely basis and at a commercially reasonable cost, or at all.

IF OUR OPERATING RESULTS VARY SIGNIFICANTLY DUE TO THE LENGTHY SALES AND IMPLEMENTATION CYCLES FOR OUR PRODUCTS AND SERVICES, OUR REVENUES MAY BE DELAYED AND OUR RESULTS OF OPERATIONS AND SHARE PRICE MAY FLUCTUATE

    Because our applications, services and product offerings have lengthy sales and implementation cycles, it is difficult for us to forecast the timing and recognition of revenues from sales of our applications, services and product offerings. Since we are unable to control many of the factors that will influence our customers' buying decisions, the lengthy sales cycle could cause our operating results to be below the expectations of analysts and investors.

    A key element of our strategy is to market our applications, services and product offerings to large organizations with significant data management and access needs. The sales process normally involves a significant evaluation process, and commitment of budgets may be subject to delays due to a customer's internal procedures for approving new expenditures and deploying new technologies. The period of time between initial customer contact and a purchase order can span up to three months or more.

    In addition, we often must provide a significant level of education to our prospective customers regarding the use and benefit of our applications, services and product offerings, which may cause additional delays during the evaluation and acceptance process. General concerns regarding year 2000 compliance may further delay purchasing decisions by prospective customers. Our long and unpredictable sales cycle can result in delayed revenues, difficulty in matching revenues with expenses and increased expenditures, which together may contribute to fluctuations in our results of operations and share price.

WE MAY LOSE EXISTING CUSTOMERS OR BE UNABLE TO ATTRACT NEW CUSTOMERS IF WE DO NOT DEVELOP NEW APPLICATIONS, SERVICES AND PRODUCTS OR IF THESE SOLUTIONS DO NOT KEEP PACE WITH TECHNOLOGICAL CHANGES

    Internet technologies are evolving rapidly and the technology used by any electronic commerce business is subject to rapid change and obsolescence. If we are not able to maintain and improve our products and develop new products that keep pace with competitive product introductions and technological developments, satisfy diverse and evolving customer requirements and achieve market acceptance, we may lose existing customers or be unable to attract new customers. For example, we currently are developing Physician Credentialing, Electronic Medical Record, Case Management, Medication and Medical Assessment Inquiry Systems, Physician Practice Management, MD Pay Accelerator, Online Drug Store, Medical Supply Product, Health and Medical Bookstore products. We may not be successful in developing and marketing these or other product enhancements or new products that respond to technological advances by others on a timely or cost-effective basis. In addition, such applications, services and product offerings may contain licensed components which may be difficult to integrate or may cause the solutions to be ineffective. These products, if developed, may not achieve market acceptance. Any delay or problems in the installation or implementation of new products or services may cause customers to forego purchases from us and could cause them to purchase from our competitors.

IF WE ARE REQUIRED TO COMMIT UNANTICIPATED RESOURCES TO COMPLETE FIXED-PRICE CONTRACTS, OUR OPERATING RESULTS MAY DECLINE

    We had historically derived a majority of our revenue from contracts that were billed on a time-and-materials basis. Beginning in 1998, a significant portion of our revenue has been derived from contracts that were billed on a fixed-price basis. These contracts specify certain obligations and deliverables to be met by us regardless of our actual costs incurred. We cannot assure you that we can successfully complete these contracts on budget, and our inability to do so could seriously harm our business, financial condition and results of operations.

    Our failure to accurately estimate the resources required for a fixed-price contract could cause our operating results to decline. In the past, we have been required to commit unanticipated additional resources to complete certain project plans during the project to ensure that the project was completed on schedule. We may experience similar situations in the future.

IF COMPLIANCE WITH GOVERNMENT REGULATION OF HEALTH CARE BECOMES COSTLY AND DIFFICULT FOR OUR CUSTOMERS, AND US WE MAY NOT BE ABLE TO GROW OUR BUSINESS

    Participants in the health care industry are subject to extensive and frequently changing regulation under numerous laws administered by governmental entities at the federal, state and local levels, some of which are, and others of which may be, applicable to our business. Furthermore, our health care service provider, payer and plan customers are also subject to a wide variety of laws and regulations that could affect the nature and scope of their relationships with us.

    Laws regulating health care providers, health insurance, health maintenance organizations and similar organizations, employee benefit plans and governmental health benefit programs cover a broad array of subjects, including but not limited to licensing, billing, collection and reimbursement, advertising, confidentiality, financial relationships with, and referral of services and goods among and to, suppliers and providers, mandated benefits and grievance and appeal procedures. Furthermore, the federal Health Insurance Portability and Accountability Act of 1996 mandates the use of standard transactions, standard identifiers, security and other provisions by the year 2000.

    These laws are often not uniform between states, and could require us to undertake the expense and difficulty of tailoring our business procedures, information systems, or financial relationships in order for our customers to be in compliance with applicable laws and regulations. Compliance with such laws could also interfere with the scope of our applications, services and product offerings, or make them less cost effective for our customers. Furthermore, the impact of regulatory developments in the health care industry is complex and difficult to predict, and we cannot guarantee that we will not be adversely affected by new regulatory requirements or interpretations.

    Some computer applications and software are considered medical devices and are subject to regulation by the United States Food and Drug Administration, or FDA. We do not believe that our current applications, services or product offerings are subject to FDA regulation. If we expand our applications, services and product offerings into areas subject to FDA regulation, complying with these regulations could be time consuming, burdensome and expensive and could delay our introduction of new products. For more information on government regulation affecting our business, see "Business -- Government Regulation."

BECAUSE WE PROVIDE UTILIZATION REVIEW SERVICES, WE MAY INCUR LIABILITY

    One of the functions of our applications is automatic adjudication of whether or not a claim for payment or service should be denied or whether existing coverage should be continued based upon particular plans or contracts and industry-standard, clinical-support criteria. Our payer customers are ultimately responsible for deciding whether to deny claims for payment or medical services. It is possible, however, that liability may be asserted against us for denial of payment of medical claims or medical service. The contractual protections included in our customer contracts and our insurance coverage may not be sufficient to protect us against such liability.

IF OUR EXECUTIVE OFFICERS AND KEY PERSONNEL DO NOT REMAIN WITH US IN THE FUTURE, WE MAY EXPERIENCE DIFFICULTY IN ATTRACTING AND RETAINING QUALIFIED PERSONNEL

    Our future success depends upon the continued service of our executive officers and other key employees as well as our ability to hire a significant number of new employees. In particular, it would be difficult for us to replace the services of our President and Chief Executive Officer, Lorine Sweeney. In addition, we are particularly dependent on the continued services of software developers with programming skills in extensible mark-up language, Java and Oracle. Competition for these individuals is intense, and we may not be able to attract, assimilate or retain additional highly qualified personnel in the future. None of our executive officers or key personnel have employment agreements with us, except for standard agreements we have with all of our employees providing for confidentiality and invention assignment obligations.

WE MAY FACE PRODUCT-RELATED LIABILITIES THAT COULD FORCE US TO PAY DAMAGES WHICH WOULD HURT OUR REPUTATION

    While our customers and we test our applications, services and product offerings, they may contain defects or result in system failures. These defects or problems could result in the loss of or delay in generating revenue, loss of market share, failure to achieve market acceptance, diversion of development resources, injury to our reputation or increased insurance costs.

    Our contracts limit our liability arising from our errors; however, these provisions may not be enforceable and may not protect us from liability. While we have general liability insurance that we believe is adequate, including coverage for errors and omissions, we may not be able to maintain this insurance on reasonable terms in the future. In addition, our insurance may not be sufficient to cover large claims and our insurer could disclaim coverage on claims. If we are liable for an uninsured or underinsured claim or if our premiums increase significantly, our financial condition could be materially harmed.

IF WE DO NOT ESTABLISH AND MAINTAIN THE XCARE.NET BRAND, OUR REPUTATION COULD BE ADVERSELY AFFECTED

    In order to increase our customer base and expand our online traffic, we must establish, maintain and strengthen the XCare.net brand. For us to be successful in establishing our brand, health care professionals must perceive us as offering quality, cost-effective, communications, information and administrative services. Our reputation and brand name could be adversely affected if we experience difficulties in introducing new applications, services and product offerings, if these applications, services and product offerings are not accepted by customers, if we are required to discontinue existing applications, services and product offerings or if our products and services do not function properly.

OUR GROWTH AND OPERATING RESULTS WOULD BE IMPAIRED IF WE WERE UNABLE TO MEET OUR FUTURE CAPITAL REQUIREMENTS

    We expect that the money generated from this offering, combined with our current cash resources, will be sufficient to meet our requirements for approximately 18 months. However, we expect that we will continue to experience negative cash flow in the near term. Accordingly, we may need to raise additional capital to support expansion, develop new or enhanced applications, services and product offerings, respond to competitive pressures, acquire complementary businesses or technologies or take advantage of unanticipated opportunities. We may need to raise additional funds by selling debt or equity securities, by entering into strategic relationships or through other arrangements. We cannot assure you that we will be able to raise any additional amounts on reasonable terms, or at all, when they are needed.

ACQUISITIONS COULD BE DIFFICULT TO INTEGRATE, DISRUPT OUR BUSINESS AND DILUTE STOCKHOLDER VALUE

    We expect to acquire technologies and other health care technology companies to increase the number and variety of applications, services and product offerings we offer and to increase our customer base. To be successful, we will need to identify applications, technologies and businesses that are complementary to ours, integrate disparate technologies and corporate cultures and manage a geographically dispersed company. Acquisitions could divert our attention from other business concerns and expose us to unforeseen liabilities or risks associated with entering new markets. Finally, we may lose key employees while integrating these new companies. Integrating newly acquired organizations and technologies into XCare.net could be expensive, time consuming and may strain our resources. In addition, we may lose our current customers if any acquired companies have relationships with competitors of our customers. Consequently, we may not be successful in integrating any acquired businesses or technologies and may not achieve anticipated revenue and cost benefits. The health care industry is consolidating and we expect that we will face intensified competition for acquisitions, especially from larger, better-funded organizations. If we fail to execute our acquisition strategy successfully for any reason, our business will suffer significantly.

    We intend to pay for some of our acquisitions by issuing additional common stock and this could dilute our stockholders. We may also use cash to buy companies or technologies in the future. If we do use cash, we may need to incur debt to pay for these acquisitions. Acquisition financing may not be available on favorable terms or at all. In addition, we may be required to amortize significant amounts of goodwill and other intangible assets in connection with future acquisitions, which would seriously harm our results of operations.

IF OUR PROPRIETARY TECHNOLOGY IS SUBJECTED TO INFRINGEMENT CLAIMS, WE MAY HAVE TO PAY DAMAGES OR SEEK A LICENSE FROM THIRD PARTIES, WHICH COULD DELAY SALES OF OUR PRODUCTS, AND IF OUR PROPRIETARY TECHNOLOGY IS INFRINGED UPON, WE MAY EXPERIENCE LOSSES

    Our intellectual property is important to our business. We expect that we could be subject to intellectual property infringement claims as the number of our competitors grows and the functionality of our applications overlap with competitive offerings. These claims, whether or not meritorious, could be expensive and divert our attention from operating our company. If we become liable to third parties for infringing their intellectual property rights, we would be required to pay a substantial damage award and to develop non-infringing technology, obtain a license or cease selling the applications that contain the infringing intellectual property. We may be unable to develop noninfringing technology or obtain a license on commercially reasonable terms, or at all. In addition, we may not be able to protect against misappropriation of our intellectual property. Third parties may infringe upon our intellectual property rights, we may not detect this unauthorized use and we may be unable to enforce our rights.

IF WE ARE NOT ABLE TO PROTECT AND ENFORCE OUR TRADE NAMES, INTERNET ADDRESS AND INTELLECTUAL PROPERTY RIGHTS, OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS MAY SUFFER

    We seek to protect our brand and our other intellectual property through a combination of copyright, trade secret and trademark laws. Our XCare.net brand is an important component of our business strategy. We have recently filed federal trademark applications for "XCare.net," "XCare," "Solution Channels" and "the Business to Business Platform for eHealth." We cannot guarantee that any of these trademark applications will be granted. If we are unable to secure registration of these marks or otherwise obtain the right to use these marks under contract or common law, we may be required to stop using these marks. This could cause confusion to our customers and in the marketplace and harm our business, financial condition and results of operations.

    In addition, our future success and ability to compete in our markets may be dependent in part on our proprietary rights to products and services which we develop. We rely on copyright, trademark and trade secret laws and contractual restrictions. We also expect to rely on patents to protect our proprietary technology and to rely on similar proprietary rights of any of our technology providers. We have filed a patent application to protect certain of our proprietary technology. We cannot assure you that such application will be approved or, if approved, will be effective in protecting our proprietary technology. We enter into confidentiality agreements with all of our employees, as well as with our customers and potential customers seeking proprietary information, and limit access to and distribution of our software, documentation and other proprietary information. We cannot assure you that the steps we take or the steps such providers take would be adequate to prevent misappropriation of our respective proprietary rights.

POTENTIAL YEAR 2000 PROBLEMS WITH OUR PRODUCTS OR INTERNAL SYSTEMS MAY INVOLVE SIGNIFICANT TIME AND EXPENSE AND MAY REDUCE OUR FUTURE SALES

    Many currently installed computer systems and software products store dates using only the last two digits of the calendar year. As a result, such systems may not be able to distinguish whether "00" means 1900 or 2000, which may cause system failures or erroneous results. Although no material year 2000 problems with our application, services and product offerings have been brought to our attention to date, year 2000 problems emerging in the future could subject us to liability claims and disrupt our customers' purchasing patterns, either of which could harm our business.

    Our applications, services and product offerings operate in complex network environments and directly or indirectly interact with a number of other hardware and software systems that we cannot adequately evaluate for year 2000 compliance. We may face claims based on year 2000 problems in other companies' products, or issues arising from the integration of multiple products within an overall system. Although we have not been a party to any litigation or arbitration proceeding involving our solutions related to year 2000 compliance issues, we may in the future be required to defend our applications, services and product offerings in such proceedings, or to negotiate resolutions of claims based on year 2000 issues. Defending and resolving year 2000-related disputes, regardless of the merits of such disputes, and any liability we have for year 2000-related damages, including consequential damages, could be expensive to us. In addition, customers and potential customers may limit purchases of new applications, services and product offerings due to year 2000 issues as companies expend significant resources to correct or upgrade their current software systems for year 2000 compliance. These expenditures may result in reduced funds available to purchase our applications, services and product offerings.

GOVERNMENT REGULATION OF INTERNET COMMUNICATIONS MAY IMPACT OUR BUSINESS BY DIRECTLY OR INDIRECTLY INCREASING OUR COSTS

    We provide Internet services, in part, through data transmissions over public telephone lines. These transmissions are governed by regulatory policies establishing charges and terms for wireline communications. We currently are not subject to direct regulation by the Federal Communications Commission or any other governmental agency, other than regulations applicable to businesses generally.

    However, in the future we could become subject to regulation by the Federal Communications Commission or another regulatory agency as a provider of basic telecommunications services. Changes in the regulatory environment relating to the application of access charges and Universal Service Fund support payments to Internet and Internet telephony providers, regulation of Internet services, including Internet telephony, and other regulatory changes that directly or indirectly affect costs imposed on Internet or Internet telephony providers, telecommunications costs or increase in the likelihood or scope of competition, could harm our business and financial results.

OUR OFFICERS, DIRECTORS AND AFFILIATED ENTITIES WILL HAVE SIGNIFICANT CONTROL OVER US AND MAY APPROVE OR REJECT MATTERS CONTRARY TO OUR STOCKHOLDERS' VOTE

    Our executive officers and directors, together with their affiliates, will beneficially own an aggregate of approximately 58.8% of our outstanding common stock following the completion of the offering (including 750,000 shares sold pursuant to the exercise of the Underwriters' over-allotment option). These stockholders, if acting together, will be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or similar transactions even if other stockholders disagree.

WE HAVE ANTI-TAKEOVER DEFENSES THAT COULD DELAY OR PREVENT AN ACQUISITION OF OUR COMPANY

    Provisions of our certificate of incorporation, bylaws, other agreements and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders.

WE HAVE BROAD DISCRETION TO USE THE OFFERING PROCEEDS AND OUR INVESTMENT OF THESE PROCEEDS MAY NOT YIELD A FAVORABLE RETURN

    We intend to use the proceeds from the offering for general corporate purposes, including working capital, capital expenditures and may use a portion of proceeds to acquire other businesses, products or technologies. Our management will have considerable discretion in the application of the net proceeds of this offering, and you will not have the opportunity, as part of your investment decision, to assess whether the proceeds are being used appropriately. The net proceeds of this offering may be used for corporate purposes that do not increase our results of operations or our market value. Pending any such uses, we plan to invest the net proceeds of the offering in investment-grade, interest-bearing securities. We cannot predict that such investments will yield a favorable return.

OUR SECURITIES HAVE NO PRIOR MARKET AND WE CANNOT ASSURE YOU THAT OUR STOCK PRICE WILL NOT DECLINE AFTER THE OFFERING

    Our common stock has never been sold in a public market. An active trading market for our common stock may not develop or be sustained after completion of the offering. The initial public offering price may not be indicative of the prices that will prevail in the public market after the offering, and the market price of the common stock could fall below the initial public offering price. In addition, the stock market has experienced extreme price and volume fluctuations, which have particularly affected the market prices of many technology companies and which have often been unrelated to the operating performance of such companies.

WE MAY BE SUBJECT TO LITIGATION IF OUR COMMON STOCK PRICE IS VOLATILE

    In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against the company. The institution of class action litigation against us could result in substantial costs to us and a diversion of our management's attention and resources which would harm our business, financial condition and results of operations. Any adverse determination in this litigation could also subject us to significant liabilities.

SHARES ELIGIBLE FOR FUTURE SALE AFTER THE OFFERING COULD CAUSE OUR STOCK PRICE TO FALL

    If our stockholders sell substantial amounts of our common stock in the public market following the offering, the market price of our common stock could fall. Such sales also might make it more difficult for XCare.net to sell equity or equity-related securities in the future at a time and price that we deem appropriate. Based upon the number of our shares outstanding as of December 31, 1999, upon completion of the offering, we will have outstanding 16,138,709 shares of common stock, which includes the exercise of the underwriters' option to purchase additional shares and no exercise of outstanding options after December 31, 1999. Of these shares, the 5,750,000 shares sold in the offering will be freely tradable. The remaining 10,388,709 shares of common stock will be available for sale in the public market 180 days after the date of the offering.

    Based on the number of our shares outstanding as of December 31, 1999, after the offering, the holders of approximately 9,809,876 shares of common stock, which represents 61% of our outstanding stock after completion of the offering, will be entitled to certain rights to have the resale of their shares registered under the Securities Act of 1933. If these holders, by exercising their registration rights, cause a large number of securities to be registered and sold in the public market, such sales could materially and adversely affect the market price for our common stock. In addition, if we were to include in a registration statement shares held by these holders pursuant to the exercise of their registration rights, such sales may impede our ability to raise needed capital.


ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

    We currently develop and market our products in the United States. As all sales are currently made in U.S. dollars, a strengthening of the dollar could make our product less competitive in foreign markets. Our interest income is sensitive to changes in the general level of U.S. interest rates. Due to the short-term nature of our investments, we believe that there is no material risk exposure. Based on the foregoing, no quantitative disclosures have been provided.


ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements required pursuant to this item are included in Item 14 of this Annual Report on Form 10-K and are presented beginning on page F-1. The supplementary financial information required by this item is included in "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations" under the subsection entitled "Quarterly Results of Operations / Supplementary Financial Information."


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Effective September 1, 1999, PricewaterhouseCoopers LLP was engaged as our independent accountants and replaced KPMG LLP, who were dismissed as our independent accountants on August 25, 1999. The decision to change accountants was approved by our Board of Directors. The audit report of KPMG LLP for the year ended December 31, 1997 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principle, except that the audit report issued by KPMG LLP for the year ended December 31, 1997 included an explanatory paragraph citing factors that raised substantial doubt surrounding our ability to continue as a going concern. In connection with its audit through December 31, 1997 and through August 25, 1999, there were no disagreements with KPMG LLP on any matter of accounting principles or practices, financial statements disclosure or auditing scope or procedures, which disagreements, if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement. KPMG LLP has not audited or reported on any of the financial statements or information included in this Annual Report. The financial statements for the years ended December 31, 1997, 1998, and 1999 have been audited by PricewaterhouseCoopers LLP. Prior to September 1, 1999, we had not consulted with PricewaterhouseCoopers LLP on items that involved our accounting principles or the form of audit opinion to be issued on our financial statements.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The information required by this item concerning the executive officers of the company is incorporated by reference to the information set forth in the section entitled "Executive Officers of the Company" at the end of Part I of this Annual Report.

    Our directors as of March 17, 2000, are as follows:

NAME                                             AGE      POSITION
----                                             ---      --------

Jeffrey M. Krauss(1).........................    43       Chairman of the Board of Directors
Lorine R. Sweeney............................    42       President and Chief Executive Officer, Director
Fred L. Brown................................    59       Director
J. Andrew Cowherd(2).........................    47       Director
James B. Hoover(2)...........................    45       Director
L. Ben Lytle.................................    53       Director
Daniel J. Mitchell(1)........................    43       Director
William F. Reilly(1).........................    57       Director
Robert Tsao(2)...............................    27       Director

----------

(1) Member of the Audit Committee.

(2) Member of the Compensation Committee.

    Jeffrey M. Krauss. Mr. Krauss has been Chairman of the Board of Directors of XCare.net since March 1997. Since May 1990, Mr. Krauss has been a General Partner of Nazem & Company, a venture capital firm. From January 1983 until April 1990, Mr. Krauss was an attorney with the law firm of Simpson Thatcher & Bartlett. Mr. Krauss is a director of Tegal Corporation, a publicly traded company engaged in the manufacture of semi-conductor capital equipment. Mr. Krauss received his B.S. in Accounting from the State University of New York and his J.D. from Harvard Law School.

    Lorine R. Sweeney. Ms. Sweeney has been President, Chief Executive Officer and a director of XCare.net since October 1997. From November 1994 until September 1997, Ms. Sweeney was Vice President of Software Development and Technology and Vice President of the UltiMedex Business Unit of Micromedex, Inc., an international supplier of clinical reference information to the health care and environmental industries. From August 1993 until November 1994, Ms. Sweeney was a Managing Consultant for Microsoft Consulting Services, the management consulting division of Microsoft Corporation. Ms. Sweeney has over 19 years of executive leadership experience in the commercial software, CD-ROM, online information services, consulting and systems integration industries. Ms. Sweeney received her B.S. degree in Engineering from the University of Arizona and her M.B.A. from the University of Phoenix.

    Fred L. Brown. Mr. Brown has been a director of XCare.net since December 30, 1999. Since January 1999, Mr. Brown has been Chairman of the American Hospital Association, a public policy advocate and educational think tank for the American hospital industry. From June 1993 until December 1998, Mr. Brown was the founding President and Chief Executive Officer of BJC Health System, a healthcare organization comprised of a comprehensive health network featuring 200 care sites, 30,000 care givers and physicians, and health plans covering more than 200,000 patients. From January 1986 until February 1993, Mr. Brown was President of Christian Hospital Northeast-Northwest. Mr. Brown is also currently a director of Citation Computers, Inc., a publicly traded company that designs, develops, markets and supports patient-centered clinical information systems for health care providers; Superior Consultant Company, a publicly traded company that consults for a broad cross-section of the health care industry; the Advisory Board of American's Doctor.com, a privately held company; the Healthcare Research and Development Institute, a research institute comprised of 35 chief executives who direct hospitals and major health care systems that undertake research studies; and Morrison Management Specialists, Inc., a publicly traded company that provides food, nutrition and dining services to the health care senior living industries. He is also a Visiting Professor at George Washington University in Washington, D.C., and has been a member of President Clinton's Council of Year 2000

Conversion since January 1999. Mr. Brown received his B.A. in 1962 from Northwestern University, his M.A. in 1966 from George Washington University, and a doctorate of humane letters from the University of Missouri-St. Louis.

    J. Andrew Cowherd. Mr. Cowherd has been a director of XCare.net since March 1997. Since July 1996, Mr. Cowherd has been a Managing Member of the general partner of Atlantic Medical Capital, L.P., a venture capital firm that is managed by Atlantic Medical Management, L.L.C. From April 1991 until January 1993, Mr. Cowherd was a Managing Director in the Global Merchant Banking Group at BT Securities, a division of Bankers Trust Company. From September 1977 until March 1991, Mr. Cowherd was an investment banker at Salomon Brothers, where he served as Managing Director in Corporate Finance from January 1989 until March 1991. Mr. Cowherd is a director of Nursefinders, Inc., a privately-held company providing health care staffing and home health care services and NotifyMD, a privately-held company providing unified messaging and other communications services to physicians. Mr. Cowherd received his A.B. in History from Princeton University and his M.B.A. from the Graduate School of Business at Stanford University.

    James B. Hoover. Mr. Hoover has been a director of XCare.net since June 1999. Mr. Hoover is the Managing Member of Dauphin Capital Partners I, L.P., a venture capital firm that he founded in June 1998. From November 1992 until June 1998, Mr. Hoover was a General Partner of Welsh, Carson, Anderson & Stowe, a private equity firm specializing in the acquisition of healthcare and information services businesses. Prior to joining Welsh, Carson, Anderson & Stowe, Mr. Hoover was a General Partner of Robertson, Stephens & Company from February 1984 until October 1992. From June 1977 until February 1984, Mr. Hoover was a Vice President of Citibank N.A. Mr. Hoover is a director of Centennial Healthcare, New American Healthcare and U.S. Physical Therapy, three publicly traded health care companies. Mr. Hoover received his B.S. in Business Administration from Elizabethtown College and his M.B.A. from the Graduate School of Business at Indiana University.

    L. Ben Lytle. Mr. Lytle has been a director of XCare.net since January 11, 2000. Since 1992, Mr. Lytle has been the Chairman of the Board of Anthem, Inc., a mutual insurance company that provides a wide range of managed care products including health maintenance organizations, preferred provider organizations and point of service organizations and integrated health networks. From 1982 to 1989, Mr. Lytle also served as Anthem, Inc.'s Chief Operating Officer. He served as President and CEO of Anthem, Inc. from 1989 to October 1999. Mr. Lytle serves on the boards of directors of IPALCO Enterprises, a publicly traded energy company; Central Newspapers, Inc., a publicly traded media company; CID Equity Partners, a venture capital firm; Duke REIT, a publicly traded real estate investment firm; and AllScripts, Inc., a publicly traded electronic pharmaceutical dispensing firm. Mr. Lytle is a Fellow with the American Enterprise Institute of Washington, D.C., and a guest lecturer at the University of Arizona School of Business. He also served on President Clinton's Commission on Consumer Protection and Quality in the Health Care Industry. Mr. Lytle received his B.A. in 1970 from East Texas University, and his J.D. in 1980 from Indiana University.

    Daniel J. Mitchell. Mr. Mitchell has been a director of XCare.net since August 1999. Since January 1997, Mr. Mitchell has been a Manager of Sequel Venture Partners, LLC, a venture capital firm. Since June 1992, Mr. Mitchell has been a General Partner of Capital Health Venture Partners, a venture capital firm. From July 1981 until August 1985, Mr. Mitchell was an investment officer at Institutional Venture Capital Fund at the First National Bank of Chicago. Mr. Mitchell received his B.S. degree in Finance from the University of Illinois at Urbana-Champaign and his M.B.A. in Finance from the Haas School of Business at the University of California-- Berkeley.

    William F. Reilly. Mr. Reilly has been a director of XCare.net since May 1989. Mr. Reilly was one of the three founders of Reilly Dike Dosher Corporation, XCare.net's predecessor company. From May 1989 until October 1997, Mr. Reilly was President and Chief Executive Officer of XCare.net. Since June 1998, Mr. Reilly has been an independent consultant. Mr. Reilly received his A.B. degree in Philosophy from Stonehill College and his M.B.A. from Harvard University.

    Robert Tsao. Mr. Tsao has been a director of XCare.net since June 1999. Since August 1997, Mr. Tsao has been an Investment Manager at Vertex Management, Inc., a venture capital firm. From July 1995 until July 1997, Mr. Tsao was a Corporate Finance Analyst at SoundView Technology Group, Inc., an investment banking firm. Mr. Tsao received his B.A. degree in Physics and Economics from the University of California-- Berkeley.

ITEM 11. EXECUTIVE COMPENSATION

    The following table sets forth information concerning the compensation that we paid during the year ended December 31, 1999, for services rendered during 1999, to our Chief Executive Officer and the only other executive officers whose salary and bonus exceeded $100,000 during such fiscal year.

                           SUMMARY COMPENSATION TABLE

                                                         ANNUAL COMPENSATION          ALL OTHER
NAME AND PRINCIPAL POSITION                             SALARY          BONUS      COMPENSATION(1)
---------------------------                             ------      ----------    ----------------

Lorine R. Sweeney.................................     $ 175,000                       $2,815
  President and Chief Executive Officer
Lawrence S. Dike..................................       135,000            --          3,909
  Senior Vice President and Chief Scientist
Mark Rangell......................................       135,000                        2,814
  Senior Vice President, Sales and Marketing
Tammy McLaren.....................................       113,462       $ 1,500          2,665
  Vice President, Professional Services
Jon Wisda (2).....................................       106,154            --          2,123
  Vice President, Product Development

----------

(1) Consists of premiums we paid for life insurance, dental insurance, health insurance and long-term disability insurance for each executive officer.

(2) Mr. Wisda resigned effective February 18, 2000.

OPTION GRANTS IN LAST FISCAL YEAR

    The following table sets forth certain information with respect to stock options granted in 1999 to each of the officers named in the above table, including the potential realizable value over the ten-year term of the options, based on assumed rates of stock appreciation of 5% and 10%, compounded annually. These assumed rates of appreciation comply with the rules of the Securities and Exchange Commission and do not represent our estimate of our future stock price. Actual gains, if any, on stock option exercises will be dependent on the future performance of our common stock.

                                                  INDIVIDUAL GRANTS

                                   --------------------------------------------------      POTENTIAL REALIZABLE
                                    NUMBER OF                                                VALUE AT ASSUMED
                                   SECURITIES    % OF TOTAL                                ANNUAL RATES OF STOCK
                                   UNDERLYING      OPTIONS      EXERCISE                  PRICE APPRECIATION FOR
                                     OPTIONS     GRANTED TO     PRICE PER  EXPIRATION           OPTION TERM
NAME                                 GRANTED      EMPLOYEES       SHARE       DATE            5%          10%
----                               -----------   -----------   ----------- -----------    ---------   ----------
Lorine R. Sweeney..............      151,100         12.9%        $ 0.25     03/16/09      $ 23,756   $   60,204
                                     285,726         24.3           2.70     09/01/09       485,167    1,229,509
Lawrence S. Dike...............           --           --             --           --            --           --
Mark Rangell...................       60,300          5.1           0.25     03/16/09         9,481       24,026
                                      66,800          5.7           2.70     09/01/09       113,427      287,447
Tammy McLaren..................       50,000          4.3           0.25     02/08/09         7,861       19,922
                                      44,000          3.7           2.70     09/01/09        74,713      189,337
Jon Wisda(1)...................       50,000          4.3           0.25     02/08/09         7,861       19,922
                                      30,000          2.6           2.70     09/01/09        50,940      129,093

--------------
(1) Mr. Wisda resigned effective February 18, 2000.

    In 1999, we granted options to purchase an aggregate of 1,175,276 shares to employees, directors and consultants. All options were granted under our stock option plan at exercise prices equal to the fair market value of our common stock on the date of grant, as determined in good faith by our board of directors, based on our financial results and prospects and at the share prices paid in arms-length transactions. All options typically vest over four years and are exercisable for up to ten years. In July 1999, we amended our option agreements so that all options are immediately exercisable upon grant; however, any unvested shares are subject to repurchase by us at their cost in the event of the optionee's termination of employment.

OPTION EXERCISES AND HOLDINGS

    The following table sets forth for each of the named officers information concerning exercisable and unexercisable options held as of December 31, 1999. The value of in-the-money options is based on a value of $10.00 per share, the fair market value of our common stock at December 31, 1999, as determined by our board, and net of the option exercise price.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES

                                                            NUMBER OF UNEXERCISED           VALUE OF UNEXERCISED
                                                                 OPTIONS AT                 IN-THE-MONEY OPTIONS
                               SHARES        VALUE            DECEMBER 31, 1999             AT DECEMBER 31, 1999
                             ACQUIRED ON    REALIZED   ------------------------------  -----------------------------
NAME                          EXERCISE        ($)       EXERCISABLE    UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
----                        -------------  ----------  ------------- ----------------  --------------  -------------

Lorine R. Sweeney                80,000      216,000        788,726        --          $    6,990,050        --
Lawrence S. Dike                     --           --             --        --                      --        --
Mark Rangell                     22,800       61,560        277,200        --          $    2,539,040        --
Tammy McLaren                    20,000       54,000         80,000        --          $      672,200        --
John Wisda(1)                        --           --         80,000                    $      706,500        --

--------------
(1) Mr. Wisda resigned effective February 18, 2000.

    The number of unexercised options at December 31, 1999 which are exercisable reflects that all options are immediately exercisable upon grant, although the shares issued upon exercise are subject to our right to repurchase them upon termination of employment, which right lapses progressively over time.


EMPLOYMENT AGREEMENTS

    We require each of our employees to enter into confidentiality agreements prohibiting the employee from disclosing any of our confidential or proprietary information. In addition, the agreements generally provide that upon termination the employee will not work for a competitor and may not solicit our customers and employees. At the time of commencement of employment, our employees also generally sign offer letters specifying basic terms and conditions of employment. Lorine R. Sweeney, Mark Rangell and Tammy McLaren have each signed offer letters of this type.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The following table sets forth information with respect to beneficial ownership of our common stock as of March 17, 2000, as adjusted to reflect the sale of common stock in this offering, the conversion of our outstanding convertible preferred stock, including convertible preferred stock issuable upon the assumed cashless exercise of all outstanding convertible preferred stock warrants, and the cashless exercise of all outstanding common stock warrants. Information is given for:

    o each person who is known by us to beneficially own more than five percent of our common stock;

    o   each of our directors;

    o   each of our officers; and

    o   all of our directors and officers as a group.

    Percentages of the outstanding shares of common stock are based on 16,138,709 shares outstanding as of March 17, 2000, plus all shares of common stock issuable on exercise of options within 60 days of March 17, 2000 held by the particular beneficial owner.

    All percentages assume no exercise of the underwriter's over-allotment option. The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rule, beneficial ownership includes any shares as to which the individual or entity has voting power or investment power and any shares which the individual has the right to acquire within 60 days of March 17, 2000, through the exercise of any stock option or other right. Except pursuant to applicable community property laws or as indicated in the footnotes to this table, to our knowledge, each stockholder identified in the table possesses sole voting and investment power with respect to all shares of common stock shown as beneficially owned by such stockholder.

    Unless otherwise indicated, the principal address of each of the stockholders below is c/o XCare.net, Inc., 6400 South Fiddler's Green Circle, Suite 1400, Englewood, Colorado 80111.

                                                     SHARES                  PERCENTAGE
NAME OF BENEFICIAL OWNER                        BENEFICIALLY OWNED       BENEFICIALLY OWNED
------------------------                        ------------------       ------------------
Entities affiliated with Nazem &
  Company IV, L.P.(1) .....................           2,914,542                18.0%
Jeffrey M. Krauss
  645 Madison Avenue, 12th Floor
  New York, New York 10022-1010
Atlantic Medical Capital, L.P. (2) ........           2,398,501                14.9
J. Andrew Cowherd
  156 West 56th Street, Suite 1605
  New York, New York 10019-3800
Entities affiliated with Sequel Venture
  Partners II, LLC(3) .....................           1,129,012                 7.0
Daniel J. Mitchell
  4430 Arapahoe Avenue, Suite 220
  Boulder, Colorado 80303
Vertex Technology Fund (II) Ltd.(4) .......           1,156,112                 7.2
Robert Tsao
  3 Lagoon Drive, Suite 220
  Redwood City, California 94065
CB Healthcare Fund, L.P. ..................           1,111,112                 6.9
  One Boston Place, Suite 4010
  Boston, MA 02108
Dauphin Capital Partners I, L.P.(5) .......             955,926                 5.9
James B. Hoover
  108 Forest Avenue
  Locust Valley, New York 11560
Lorine R. Sweeney(6) ......................             868,726                 5.1
Peter H. Cheesbrough(7) ...................             104,000                   *
Fred L. Brown(8)...........................              25,000                   *
Ben Lytle(9)...............................              25,000                   *
Lawrence S. Dike ..........................             120,000                   *
Tammy McLaren(10)..........................             100,000                   *
Randy McMahon(11)..........................              40,000                   *
Suriya Narayanan(12).......................              60,000                   *
Sinan S. Nayman(13)........................              25,000                   *
Thomas M. Pianko(14).......................              80,000                   *
Mark Rangell(15)...........................             300,000                 1.8
William F. Reilly(16)......................             205,000                 1.3
Gary Scherping(17).........................              25,500                   *
All directors and officers as a group
  (18 persons)(18) ........................          11,643,431                65.8

----------

 *    Represents less than one percent of the total.

(1) Represents 2,334,486 shares held by Nazem & Company IV, L.P., 555,556 shares held by Transatlantic Venture Fund C.V., 14,500 shares owned by Jeffrey M. Krauss, and 10,000 shares subject to stock options exercisable within 60 days of March 17, 2000 held by

      Jeffrey M. Krauss. Mr. Krauss, one of our directors, is a general partner of Nazem & Company IV, L.P. Nazem & Company IV, L.P. has four general partners, each of whom shares voting and investment power over the shares held by Nazem & Company IV, L.P. Mr. Krauss is also an investment manager of Transatlantic Venture Fund C.V. Transatlantic Venture Fund C.V.'s investment managers each shares voting and investment power over the shares held by Transatlantic Venture Fund C.V. Mr. Krauss disclaims beneficial ownership of the shares held by these entities except to the extent of his proportionate pecuniary interest.

(2) Represents 2,388,001 shares held by Atlantic Medical Capital, L.P., 500 shares owned by J. Andrew Cowherd, and 10,000 shares subject to stock options exercisable within 60 days of March 17, 2000 held by Atlantic Medical Management, LLC. J. Andrew Cowherd, one of our directors, is a member of Atlantic Medical Management LLC. Atlantic Medical Management LLC is the management services company of Atlantic Medical Capital L.P. Atlantic Medical Management LLC has three members, each of whom shares voting and investment power over the shares held by Atlantic Medical Capital, L.P. Mr. Cowherd disclaims beneficial ownership of the shares held by that entity except to the extent of his proportionate pecuniary interest.

(3) Represents 1,074,075 shares held by Sequel Limited Partnership II, 37,037 shares held by Sequel Entrepreneurs Fund II, L.P., 7,900 shares held by Daniel J. Mitchell, and 10,000 shares subject to stock options exercisable within 60 days of March 17, 2000 held by Sequel Venture Partners II, L.L.C. Sequel Venture Partners II, L.L.C., the general partner of Sequel Limited Partnership II and Sequel Entrepreneurs Fund II, L.P., has five managers, including Daniel J. Mitchell, one of our directors. Each of these managers' shares voting and investment power over the shares held by Sequel Limited Partnership II and Sequel Entrepreneurs Fund II, L.P. Mr. Mitchell disclaims beneficial ownership of the shares held by these entities except to the extent of his proportionate pecuniary interest.

(4) Represents 1,136,112 shares held by Vertex Technology Fund (II) Ltd., 10,000 shares owned by Robert Tsao, and 10,000 shares subject to stock options exercisable within 60 days of March 17, 2000 held by Robert Tsao. Mr. Tsao, one of our directors, is an Investment Manager with Vertex Technology Fund. Mr. Tsao disclaims beneficial ownership of the shares held by that entity except to the extent of his proportionate pecuniary interest.

(5) Represents 925,926 shares held by Dauphin Capital Partners I, L.P., 20,000 shares owned by James B. Hoover, and 10,000 shares subject to stock options exercisable within 60 days of March 17, 2000 held by Dauphin Management, L.L.C. James B. Hoover, one of our directors, is a Managing Member of Dauphin Capital Partners I, L.P. Mr. Hoover disclaims beneficial ownership of the shares held by that entity except to the extent of his proportionate pecuniary interest.

(6) Includes 788,726 shares subject to stock options exercisable within 60 days of March 17, 2000.

(7) Includes 80,000 shares subject to stock options exercisable within 60 days of March 17, 2000.

(8) Includes 25,000 shares subject to stock options exercisable within 60 days of March 17, 2000.

(9) Includes 25,000 shares subject to stock options exercisable within 60 days of March 17, 2000.

(10) Includes 80,000 shares subject to stock options exercisable within 60 days of March 17, 2000.

(11) Includes 40,000 shares subject to stock options exercisable within 60 days of March 17, 2000.

(12) Includes 60,000 shares subject to stock options exercisable within 60 days of March 17, 2000.

(13) Includes 25,000 shares subject to stock options exercisable within 60 days of March 17, 2000.

(14) Includes 80,000 shares subject to stock options exercisable within 60 days of March 17, 2000.

(15) Includes 277,200 shares subject to stock options exercisable within 60 days of March 17, 2000.

(16) Includes 10,000 shares subject to stock options exercisable within 60 days of March 17, 2000.

(17) Includes 25,000 shares subject to stock options exercisable within 60 days of March 17, 2000.

(18) Includes 1,565,926 shares subject to stock options exercisable within 60 days of March 17, 2000, as described in the above footnotes.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Since January 1996, there has not been nor is there currently proposed any transaction or series of similar transactions to which we were or are to be a party in which the amount involved exceeds $60,000 and in which any of our directors, executive officers, holders of more than five percent of our stock or any member of their immediate families had or will have a direct or indirect material interest other than compensation agreements and other arrangements, which are described where required in "Management," and the transactions described below.



    EQUITY INVESTMENT TRANSACTIONS

    On March 12, 1997, we sold an aggregate of 2,450,000 shares of our Series A convertible preferred stock at a price per share of $2.86. In June and July 1999, we sold an aggregate of 63,053,144 shares of our Series B convertible preferred stock at a price per share of $0.27, including 11,867,959 shares of Series B convertible preferred stock issued upon conversion of convertible promissory notes. Upon the closing of this offering, all shares of preferred stock will be converted into shares of common stock. The holders of Series A convertible preferred stock are entitled to convert their shares into an aggregate of 2,802,800 shares of common stock, based on a conversion price of $2.50 per common share. The holders of Series B convertible preferred stock are entitled to convert their shares into an aggregate of 6,305,322 shares of common stock, based on a conversion price of $2.70 per common share. Listed below are those directors, executive officers and stockholders who beneficially own five percent or more of our securities who participated in the preferred stock financings. We believe that the shares issued in these transactions were sold at the then fair market value and that the terms of these transactions were no less favorable than we could have obtained from unaffiliated third parties.

                                                            SERIES A             SERIES B
                                                           CONVERTIBLE          CONVERTIBLE        AGGREGATE
STOCKHOLDER                                                 PREFERRED            PREFERRED       CONSIDERATION
-----------                                                -----------          -----------      -------------

Atlantic Medical Capital, L.P........................       1,225,000            6,401,921         $5,232,019
C.B. Healthcare Fund, L.P............................              --           11,111,111          3,000,000
Dauphin Capital Partners I, L.P......................              --            9,259,259          2,500,000
Entities Affiliated with Nazem & Company IV, L.P.....       1,225,000           11,422,335          6,587,530
Entities affiliated with Sequel Venture
  Partners II, LLC...................................              --           11,111,111          3,000,000
Vertex Technology Fund (II) Ltd......................              --           11,111,111          3,000,000


    J. Andrew Cowherd, one of our directors, is a member of Atlantic Medical Management LLC. Atlantic Medical Management LLC is the Management Services Company for Atlantic Medical Capital L.P. James B. Hoover, one of our directors, is a Managing Member of Dauphin Capital Partners I, L.P. The shares purchased by entities affiliated with Nazem & Company IV, L.P. include 5,555,556 shares of Series B convertible preferred stock purchased by Transatlantic Venture Fund C.V. Jeffrey M. Krauss, one of our directors, is a general partner of Nazem & Company IV, L.P. Mr. Krauss is also an investment manager of Transatlantic Venture Fund C.V. The Series B convertible preferred stock purchased by entities affiliated with Sequel Venture Partners II, LLC includes 10,740,741 shares purchased by Sequel Limited Partnership II and 370,370 shares purchased by Sequel Entrepreneurs Fund II, L.P. Daniel J. Mitchell, one of our directors, is a manager of Sequel Venture Partners II, LLC. Robert Tsao, one of our directors, is an investment manager with Vertex Technology Fund.

    Holders of preferred stock are entitled to registration rights with respect to the common stock issued or issuable upon conversion of these shares. See "Description of Capital Stock -- Registration Rights."

LOAN AND WARRANT AGREEMENTS

    On December 29, 1997, we entered into a loan agreement pursuant to which, during 1997 and 1998, we borrowed $750,000 from Atlantic Medical Capital, L.P. at an interest rate of 12% per year. In connection with the loan, Atlantic Medical Capital, L.P. received warrants to purchase 131,119 shares of Series A convertible preferred stock at an exercise price of $0.50 per share. On April 10, 1998, we entered into a loan agreement pursuant to which we borrowed $500,000 from Atlantic Medical Capital, L.P. at an interest rate of 12% per year. In connection with the loan, Atlantic Medical Capital, L.P. received warrants to purchase 87,412 shares of Series A convertible preferred stock at an exercise price of $0.25 per share. Also in connection with the April 10, 1998 loan, the exercise price of the warrants issued on December 29, 1997 was decreased from $0.50 to $0.25 per share. On November 20, 1998, we entered into a loan agreement pursuant to which we borrowed $150,000 from Atlantic Medical Capital, L.P. at an interest rate of

12% per year. In connection with the loan, Atlantic Medical Capital, L.P. received warrants to purchase 100,000 shares of common stock at an exercise price of $0.10 per share. On June 4, 1999, Atlantic Medical Capital, L.P. converted all principal and accrued interest into 6,001,180 shares of Series B convertible preferred stock. J. Andrew Cowherd, one of our directors, is a member of Atlantic Medical Management LLC, the management services company of Atlantic Medical Capital, L.P.

    On December 29, 1997, we entered into a loan agreement pursuant to which, during 1997 and 1998, we borrowed $750,000 from Nazem & Company IV, L.P. at an interest rate of 12% per year. In connection with the loan, Nazem & Company IV, L.P. received warrants to purchase 131,119 shares of Series A convertible preferred stock at an exercise price of $0.50 per share. On April 10, 1998, we entered into a loan agreement pursuant to which we borrowed $500,000 from Nazem & Company IV, L.P. at an interest rate of 12% per year. In connection with the loan, Nazem & Company IV, L.P. received a warrant to purchase 87,412 shares of Series A convertible preferred stock at an exercise price of $0.25 per share. Also in connection with the April 10, 1998 loan, the exercise price of the warrants issued on December 29, 1997 was decreased from $0.50 to $0.25 per share. On November 20, 1998, we entered into a loan agreement pursuant to which during 1998 and 1999 we borrowed $115,000 from Nazem & Company IV, L.P. at an interest rate of 12% per year. In connection with the loan, Nazem & Company IV, L.P. received a warrant to purchase 100,000 shares of common stock at an exercise price of $0.10 per share. On June 4, 1999, Nazem & Company IV, L.P. converted all principal and accrued interest into 5,866,779 shares of Series B convertible preferred stock. Jeffrey M. Krauss, one of our directors, is a general partner of Nazem & Company IV, L.P.


OPTION GRANTS TO DIRECTORS

    On September 1, 1999, we granted an option to purchase 10,000 shares of common stock to each of Jeffrey M. Krauss, Robert Tsao, and William F. Reilly, each of whom is one of our directors. In addition, on September 1, 1999, we granted an option to purchase 10,000 shares of common stock to each of Atlantic Medical Management LLC, with which J. Andrew Cowherd, one of our directors, is affiliated; to Sequel Venture Partners II, LLC, with which Daniel J. Mitchell, one of our directors, is affiliated; and to Dauphin Management L.L.C., with which James B. Hoover, one of our directors, is affiliated. The options each have an exercise price of $2.70 per share. Twenty-five percent of the shares subject to each option vests on September 7, 2000, and 1/48th of the shares subject to each option vests at the end of each month after September 7, 2000, subject to the continued services of the particular individual as a director. On December 30, 1999, we granted an option to purchase 25,000 shares of common stock to Fred L. Brown, a director appointed to our board on that date. The option has an exercise price of $10.00 per share. Twenty-five percent of the shares subject to the option vest on December 30, 2000, and 1/48th of the shares vest at the end of each month after December 30, 2000, subject to the continued service of Mr. Brown as a director. On January 11, 2000, we granted an option to purchase 25,000 shares of common stock to L. Ben Lytle, a director appointed to our board on that date. The option has an exercise price of $10.00 per share. Twenty-five percent of the shares subject to the option vest on February 10, 2002, and 1/48th of the shares vest at the end of each month after January 10, 2000, subject to the continued service of Mr. Lytle as a director.


OFFERS OF EMPLOYMENT

    Ms. Lorine R. Sweeney, our President and Chief Executive Officer, is a party to an offer letter dated September 27, 1997. Pursuant to the offer letter, Ms. Sweeney received an annual salary of $175,000, a bonus of $30,000 payable on the first anniversary of her employment with XCare.net, and an option to purchase 3% of our then outstanding shares.

    Mr. Mark Rangell, our Senior Vice President of Sales and Marketing, is a party to an offer letter dated December 12, 1997. Pursuant to the offer letter, Mr. Rangell received an annual salary of $135,000, sales commissions based on achieving planned sales objectives and an option to purchase 2.5% of our then outstanding shares.

    Ms. Tammy McLaren, our Vice President of Professional Services, is a party to an offer letter dated June 12, 1998. Pursuant to the offer letter, Ms. McLaren received an annual salary of $95,000, which has since been increased to $115,000.

OTHER TRANSACTIONS

    We have entered into an indemnification agreement with each of our executive officers and directors.

    XCare.net believes that all related-party transactions described above were on terms no less favorable than could have been otherwise obtained from unrelated third parties. All future transactions between XCare.net and its principal officers, directors and affiliates will be approved by a majority of the independent and disinterested members of the Board and will be on terms no less favorable that could be obtained from unrelated third parties.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) The following documents are filed as part of this Annual Report on Form 10-K:

        1.  Financial Statements

        The following financial statements of XCare.net, Inc. are filed as part of this report:

                                                                    Page Number
                                                                    -----------

           Index to Financial Statements                                F-1
           Report of Independent Accountants                            F-2
           Balance Sheet                                                F-3
           Statement of Operations                                      F-4
           Statement of Changes in Stockholders' Equity (Deficit)       F-5
           Statement of Cash Flows                                      F-6
           Notes to the Financial Statements                            F-7

        2. Financial Statement Schedules. All schedules have been omitted since they are either not required, not applicable or the required information can be derived from the financial statements or notes thereto.

        3. Exhibits. The exhibits listed on the accompanying index to exhibits are filed as part of, or incorporated by reference into, this Form 10-K.

    (b) Reports of Form 8-K: The Company filed no Current Reports on Form 8-K in the fourth quarter ended December 31, 1999.

    (c) Index to Exhibits

           Exhibit
           Number    Description of Document

            1.1      Form of Underwriting Agreement. (1)

            3.1 Amended and Restated Certificate of Incorporation of Registrant. (1)

            3.2 Form of Amended and Restated Certificate of Incorporation of Registrant to be filed upon the closing of the offering made under the Registration Statement. (1)

            3.3      Bylaws of Registrant. (1)

            3.4 Amendment to the Amended and Restated Certificate of Incorporation of Registrant effecting a reverse stock split. (1)

            4.1      Form of Registrant's Common Stock Certificate. (1)

            4.2 Second Amended and Restated Registration Rights Agreement, dated as of July 27, 1999, between the Registrant and the parties named therein. (1)

            5.1 Opinion of Wilson Sonsini Goodrich & Rosati, Professional Corporation. (1)

            10.1 Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers. (1)

            10.2     Amended and Restated 1997 Stock Option Plan. (1)

            10.3     1999 Employee Stock Purchase Plan and related agreements.
                     (1)

            10.4     1999 Director Option Plan and related agreements. (1)

            10.5 Licensing Agreement, dated as of December 30, 1998, between the Registrant and Match Health Care Services, Ltd. (1) (2)

            10.6 Master Licensing Agreement, dated February 4, 1999, between the Registrant and Methodist Care, Inc. (1) (2)

            10.7 Services Agreement Subcontract, dated December 17, 1998, between the Registrant and PRC, Inc. (1)

            10.8 Master Licensing, Processing and Services Agreement, dated February 16, 1997, between the Registrant and Healthscope/United, Inc. (1) (2)

            10.9 System Management Contract, dated April 1, 1999, between the Registrant and Advica Health Resources. (1) (2)

            10.10 Administration Services Agreement, dated March 29, 1999, between the Registrant and American Medical Pathways, Inc.
                     (1) (2)

            10.11 Processing and Services Agreement, dated January 1, 1997, between the Registrant and Brokerage Services Incorporated.
                     (1) (2)

            10.12 Addendum to Processing and Services Agreement, dated July 25, 1997, between the Registrant and Brokerage Services Incorporated. (1) (2)

            10.13 Supplemental Agreement, dated December 24, 1997, between the Registrant and Brokerage Services Incorporated. (1) (2)

            10.14 Employers Mutual, Inc. Assignment Letter, dated August 5, 1999, between the Registrant and Employers Mutual, Inc. (1)
                     (2)

            10.15 Master License and Services Agreement, dated June 24, 1998, between Registrant and Employers Mutual, Inc. (1) (2)

            10.16 Contractor Agreement, dated February 19, 1999, between the Registrant and Employers Mutual, Inc. (1) (2)

            10.17 Master Licensing and Services Agreement, dated February 20, 1998, between the Registrant and Provider Services, Incorporated. (1) (2)

            10.18 Contractor Agreement, dated April 27, 1999, between the Registrant and Provider Services, Incorporated. (1) (2)

            10.19 Master Licensing and Services Agreement, dated August 24, 1998, between the Registrant and Quest Diagnostics Incorporated. (1) (2)

            10.20    Offer letter, dated September 22, 1997, with Lorine
                     Sweeney. (1)

            10.21    Offer letter, dated December 12, 1997, with Mark Rangell.
                     (1)

            10.22    Offer letter, dated June 12, 1998, with Tammy McLaren. (1)

            10.23 Sublease, dated as of May 11, 1998, by and between the Registrant and Echo Bay Management Corp. (1)

            10.24 Sub-sublease Agreement, dated as of December 18, 1998, by and between Registrant and Project Discovery, Inc. (1)

            10.25 Office lease, dated May 2, 1997, between Registrant and MBL Life Assurance Corporation. (1)

            10.26 Office lease, dated September 29, 1995 between Registrant and MBL Life Assurance Corporation. (1)

            10.27 Consulting Agreement, dated June 10, 1998, by and between Registrant and ADIS International Ltd. (1) (2)

            10.28 Consulting Agreement, dated September 16, 1998, by and between Registrant and ADIS International Ltd. (1) (2)

            10.29 Development Services Agreement, dated November 8, 1999, by and between Registrant and Doheny Eye Medical Group, Inc.
                     (1) (2)

            10.30 Development Services Agreement, dated November 10, 1999 by and between Registrant and Delta Health Services. (1) (2)

            10.31 Hosting Services Agreement, dated November 10, 1999, by and between Registrant and Delta Health Services. (1) (2)

            10.32 Office Lease Agreement, dated November 1, 1999, by and between Registrant and Mountain States Mutual Casualty Company. (1)

            10.33 Software License and Services Agreement, dated October 25, 1999, by and between Registrant and Oracle Corporation. (1)
                     (2)

            10.34 Professional Services Agreement, dated September 9, 1999, by and between Registrant and Asthma Management Company.
                     (1) (2)

            10.35 Consulting Services Agreement, dated November 29, 1999, by and between Registrant and Decision Consultants, Inc. (1)

            10.36 Sublease dated December 17, 1999 by and between Registrant and The Pittsburgh & Midway Coal Mining Co. (1)

            16.1     Letter regarding change in certifying accountant. (1)

            23.1 Consent of Wilson Sonsini Goodrich & Rosati, Professional Corporation (included in Exhibit 5.1). (1)

            23.2     Consent of PricewaterhouseCoopers LLP. (1)

            24.1     Power of Attorney (See page II-7).

            27.1     Financial Data Schedule.*



  *  Filed herewith.

(1) Previously filed with the Securities and Exchange Commission (the "Commission") as an Exhibit to the Registrant's Form S-1 on November 2, 1999 (File No. 333-90165).

(2) Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be singed on its behalf by the undersigned thereunto duly authorized , in the City of Englewood, State of Colorado, on this 29th day of March, 2000.

                                       XCARE.NET, INC.

                                       By: /s/ Lorine R. Sweeney
                                          -------------------------------------
                                          Lorine R. Sweeney
                                          President and Chief Executive Officer

                                POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS that each person whose signature appears below constitutes and appoints, jointly and severally, Lorine R. Sweeney and Peter Cheesbrough and each one of them, his true and lawful attorney-in-fact and agents, each with full power of substitution, for his and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report on Form 10-K, and to file the same, with all exhibits thereto and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as she might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact and agents or any of them, or his or their substitute or substitutes, may lawfully do or cause to be done or by virtue hereof.

         Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated.

                 Signatures                                Title                               Date
                 ----------                                -----                               ----

/s/ Lorine R. Sweeney                         President and Chief Executive Officer       March 14, 2000
--------------------------------              (Principal Executive Officer)
Lorine R. Sweeney

/s/ Peter H. Cheesbrough                      Senior Vice President of Finance and
--------------------------------              Chief Financial Officer (Principal          March 14, 2000
Peter H. Cheesbrough                          Financial and Accounting Officer)

/s/ Jeffrey M. Krauss                         Chairman of the Board                       March 14, 2000
--------------------------------
Jeffrey M. Krauss

/s/ Fred L. Brown                             Director                                    March 14, 2000
--------------------------------
Fred L. Brown

/s/ J. Andrew Cowherd                         Director                                    March 14, 2000
--------------------------------
J. Andrew Cowherd

/s/ James B. Hoover                           Director                                    March 14, 2000
-------------------------------
James B. Hoover

/s/ L. Ben Lytle                              Director                                    March 20, 2000
-------------------------------
L. Ben Lytle

/s/ Daniel Mitchell                           Director                                    March 14, 2000
--------------------------------
Daniel Mitchell

/s/ William F. Reilly                         Director                                    March 14, 2000
---------------------------------
William F. Reilly

/s/ Robert Tsao                               Director                                    March 14, 2000
--------------------------------
Robert Tsao

                                 XCARE.NET, INC.

                          INDEX TO FINANCIAL STATEMENTS

                                                                 Page
                                                                 ----

Report of Independent Accountants................................ F-2
Balance Sheet ................................................... F-3
Statement of Operations ......................................... F-4
Statement of Changes in Stockholders' Equity (Deficit)........... F-5
Statement of Cash Flows.......................................... F-6
Notes to the Financial Statements................................ F-7

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of XCare.net, Inc.

    In our opinion, the financial statements listed in the index appearing under
Item 14(a)(1) on page 48 present fairly, in all material respects, the financial position of XCare.net, Inc. at December 31, 1998 and 1999 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP
Broomfield, Colorado
February 11, 2000

                                 XCARE.NET, INC.

                                  BALANCE SHEET
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                     ASSETS

                                                                                                       PRO FORMA
                                                                                                     STOCKHOLDERS'
                                                                                                       EQUITY AT
                                                                               DECEMBER 31,          DECEMBER 31,
                                                                           --------------------      -------------
                                                                             1998        1999            1999
                                                                           --------    --------      -------------
                                                                                                      (unaudited)
                                                                                                        (Note 1)
Cash and cash equivalents                                                  $    198    $  7,455
Accounts receivable, net of allowance of $50 and
 $141 at December 31, 1998 and 1999, respectively                               703         890
Receivable from affiliate                                                        --         453
Other current assets                                                             78       1,853
                                                                           --------    --------
  Total current assets                                                          979      10,651
Property and equipment, net                                                     691       1,368
Purchased software, net                                                         850         566
Other assets                                                                    285         598
                                                                           --------    --------
  Total assets                                                             $  2,805    $ 13,183
                                                                           ========    ========

         LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK
                       AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable                                                         $    727    $    819
  Accrued liabilities                                                         1,590       1,449
  Unearned revenue                                                              500         153
  Current portion of long-term debt and capital lease obligations             3,497          92
                                                                           --------    --------
  Total current liabilities                                                   6,314       2,513
Long-term debt                                                                  284          --
                                                                           --------    --------
  Total liabilities                                                           6,598       2,513
                                                                           --------    --------
Commitments and contingencies (Note 8)
 Series A mandatorily redeemable convertible preferred stock, $.01 par value; 6,000,000 shares authorized as of December 31, 1998 and 1999, respectively; 2,450,000 shares issued and outstanding;
  no shares issued and outstanding, pro forma (unaudited)                     6,743       6,810        $     --
 Series B mandatorily redeemable convertible preferred stock, $.01 par value; 0 and 75,000,000 shares authorized as of December 31,
  1998, and 1999,  respectively; 63,053,144 issued and outstanding at
  December 31, 1999;  no shares issued and outstanding, pro forma                --      16,948              --
  (unaudited)
Value ascribed to mandatorily redeemable convertible preferred
  stock warrants                                                                 84          84              --
                                                                           --------    --------        --------
                                                                              6,827      23,842              --
                                                                           --------    --------        --------
 Stockholders' equity (deficit):
   Common stock, $.01 par value; 5,000,000 and 12,500,000 shares authorized as of December 31, 1998 and 1999, respectively;
      390,000 and 577,663 shares issued and outstanding as of
      December 31, 1998 and 1999, respectively; 10,388,709 shares
      issued and outstanding, pro forma (unaudited)                               4           6             104
 Additional paid-in capital                                                     529       3,432          27,176
 Unearned compensation, net                                                      --      (2,269)         (2,269)
 Accumulated deficit                                                        (11,153)    (14,341)        (14,341)
                                                                           --------    --------        --------
   Total stockholders' equity (deficit)                                     (10,620)    (13,172)       $ 10,670
                                                                           --------    --------        --------
   Total liabilities and stockholders' equity (deficit)                    $  2,805    $ 13,183
                                                                           ========    ========


   The accompanying notes are an integral part of these financial statements.

                                 XCARE.NET, INC.

                             STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1997        1998      1999
                                                              --------    -------    -------

Revenue                                                       $  5,984    $ 2,270    $ 4,400
Revenue from affiliate                                              --         --        453
                                                              --------    -------    -------
      Total revenue                                              5,984      2,270      4,853
                                                              --------    -------    -------

Costs and expenses:
  Cost of revenue                                                4,575      2,086      3,923
  Sales and marketing                                            2,531        965      1,105
  General and administrative                                     2,436      2,194      1,867
  Research and development                                       4,212        670        575
  Impairment of long-lived assets and
     abandonment of operating lease                                887         --         --
  Stock compensation expense                                        --         --        504
                                                              --------    -------    -------
      Total costs and expenses                                  14,641      5,915      7,974
                                                              --------    -------    -------
Loss from operations                                            (8,657)    (3,645)    (3,121)
 Settlements received from contract terminations                   250         --         --
 Interest income (expense), net                                      5       (437)       (67)
                                                              --------    -------    -------
Loss before income taxes                                        (8,402)    (4,082)    (3,188)
 Income tax benefit                                              1,078         --         --
                                                              --------    -------    -------
Net loss                                                      $ (7,324)   $(4,082)   $(3,188)
                                                              ========    =======    =======
Net loss per common
  share-- basic and diluted                                   $ (18.92)   $(10.64)   $ (6.91)
                                                              ========    =======    =======
Weighted average common shares
  outstanding-- basic and diluted                                  390        390        472
                                                              ========    =======    =======
Pro forma net loss per common share
  basic and diluted (unaudited) (Note 1)                                             $  (.42)
                                                                                     =======
Pro forma weighted average common
  shares outstanding basic and diluted (unaudited) (Note 1)                            7,642
                                                                                     =======



   The accompanying notes are an integral part of these financial statements.

                                 XCARE.NET, INC.

             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)

                                  COMMON STOCK     ADDITIONAL                     ACCUMULATED
                                 --------------     PAID-IN        UNEARNED        EARNINGS
                                 SHARES  AMOUNT     CAPITAL    COMPENSATION, NET   (DEFICIT)       TOTAL
                                 ------  ------    ----------  -----------------  -----------    --------

Balance at December 31, 1996        1     $--      $   589         $    --         $    253      $    842
Stock split                       389       4           (4)             --               --            --
Accretion of mandatorily
  redeemable convertible
  preferred stock                  --      --          (55)             --               --           (55)
Net loss                           --      --           --              --           (7,324)       (7,324)
                                  ---     ---      -------         -------         --------      --------
Balance at December 31, 1997      390       4          530              --           (7,071)       (6,537)
Accretion of mandatorily
  redeemable convertible
  preferred stock                  --      --          (66)             --               --           (66)
Other                              --      --           65              --               --            65
Net loss                           --      --           --              --           (4,082)       (4,082)
                                  ---     ---      -------         -------         --------      --------
Balance at December 31, 1998      390       4          529              --          (11,153)      (10,620)
Common stock issued upon
  exercise of options             188       2           95              --               --            97
Accretion of mandatorily
  redeemable convertible
  preferred stock                  --      --          (75)             --               --           (75)
Unearned compensation, net         --      --        2,773          (2,269)              --           504
Other                                                  110              --               --           110
Net loss                           --      --           --              --           (3,188)       (3,188)
                                  ---     ---      -------         -------         --------      --------
Balance at December 31, 1999      578      $6      $ 3,432         $(2,269)        $(14,341)     $(13,172)
                                  ===     ===      =======         =======         ========      ========



   The accompanying notes are an integral part of these financial statements.

                                 XCARE.NET, INC.

                             STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                       YEAR ENDED DECEMBER 31,
                                                                  ------------------------------------
                                                                   1997          1998           1999
                                                                  -------       -------       --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                          $(7,324)      $(4,082)      $ (3,188)
Adjustments to reconcile net income (loss) to net cash
  used in operating activities:
  Depreciation and amortization                                       918           815            797
  Deferred income tax benefit                                        (451)           --             --
  Provision for losses on receivables                                  --            50             91
  Loss on impairment and disposal of assets                           914           408              9
  Amortization of unearned compensation                                --            --            504
  Other                                                                --            99            198
  Change in assets and liabilities:
    Accounts receivable                                               756          (300)          (278)
    Receivable from affiliate                                          --            --           (453)
    Other current assets                                              (17)           99         (1,775)
    Income taxes receivable                                          (617)          617             --
    Purchased software                                                 --          (850)            --
    Other assets                                                       --          (285)          (313)
    Accounts payable                                                 (367)          488             92
    Accrued liabilities                                              (565)          473            298
    Unearned revenue                                                  188           312           (347)
                                                                  -------       -------       --------
         Net cash used in operating activities                     (6,565)       (2,156)        (4,365)
                                                                  -------       -------       --------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                                   (348)          (19)        (1,245)
Proceeds from sale of property and equipment                           30           186              4
                                                                  -------       -------       --------
         Net cash provided by (used in) investing activities         (318)          167         (1,241)
                                                                  -------       -------       --------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of debt                                        533         2,230            205
Principal payments on debt                                           (618)         (166)          (430)
Principal payments under capital leases                              (351)         (574)          (749)
Proceeds from issuance of mandatorily redeemable
  convertible preferred stock, net                                  6,622            --         13,740
Proceeds from issuance of common stock                                 --            --             97
                                                                  -------       -------       --------
         Net cash provided by financing activities                  6,186         1,490         12,863
                                                                  -------       -------       --------

Net increase (decrease) in cash and cash equivalents                 (697)         (499)         7,257
Cash and cash equivalents at beginning of period                    1,394           697            198
                                                                  -------       -------       --------
Cash and cash equivalents at end of period                        $   697       $   198       $  7,455
                                                                  =======       =======       ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid                                                     $   148       $   127       $     74
Income taxes refunded                                                  --          (615)            --
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
  FINANCING TRANSACTIONS
Capital lease obligations for purchase of equipment                 1,217            --             --
Conversion of convertible promissory notes and accrued
  interest to Series B mandatorily redeemable
  convertible preferred stock                                          --            --          3,204



   The accompanying notes are an integral part of these financial statements.

                                 XCARE.NET, INC.

                        NOTES TO THE FINANCIAL STATEMENTS


1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

    XCare.net, Inc. (the "Company") develops, deploys and supports business-to-business software solutions for the health care industry. The Company's proprietary XML-based platform and professional services allow it to create customizable transaction-based application solutions that are designed to address the complex administrative processing requirements of health care companies. In addition, the Company provides outsourcing and transaction hosting services that improve workflow processes and reduce administrative costs for customers.

Use of Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

    For contracts entered into subsequent to January 1, 1998, the Company recognizes revenue in accordance with the provisions of Statement of Position 97-2, "Software Revenue Recognition". The Company derives revenue from license fees and related services under the terms of fixed price contracts. Maintenance revenue is derived from agreements for supporting and providing periodic updates to licensed software. Consulting revenue consists of revenue from consulting services provided pursuant to time and materials contracts. Transaction processing revenue is derived from transaction processing services and is recognized on a per-transaction basis as services are performed. Operational support revenue is derived from agreements for supporting and maintaining customers' processing environments and is recognized ratably over the service period.

    License fees and related services revenue is generally recognized from fixed price contracts using the percentage-of-completion method of accounting where collectibility of fees is probable. Where collectibility of fees is not probable, the Company defers revenue and related costs as deferred contract costs and recognizes revenue and cost of revenue as cash is collected.

    The Company may encounter budget and schedule overruns on fixed price contracts caused by increased material, labor or overhead costs. Adjustments to cost estimates are made in the periods in which the facts requiring such revisions become known. Estimated losses, if any, are recorded in the period in which current estimates of total contract revenue and contract costs indicate a loss. The Company does not require collateral for its receivables and an allowance is maintained for potential credit losses.

    Maintenance revenue and operational support revenue are recorded as unearned revenue and are recognized ratably over the service periods, which are generally 12 months. When maintenance is bundled with the original license fee arrangement, its fair value is deferred and recognized during the period such services are provided.

    Revenue from consulting services provided pursuant to time-and-materials contracts is recognized as the services are performed.

    For contracts entered into prior to January 1, 1998, the Company recognized revenue in accordance with Statement of Position 91-1, "Software Revenue Recognition." The Company's revenue recognition for such pre-1998 contracts was substantially the same as that discussed above.

Reclassifications

    Certain prior year information has been reclassified to conform with the current year presentation.

Cash and Cash Equivalents

    All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents. All cash equivalents are carried at cost, which approximates fair value.


Fair Value of Financial Instruments

    The Company's financial instruments include cash, accounts receivable, prepaids, accounts payable and accrued liabilities. The carrying amounts of financial instruments approximate fair value due to their short maturities. Additionally, based upon the borrowing rates currently available to the Company for debt agreements with similar terms and average maturities, management believes the carrying amount of its debt approximates fair value.

Major Customers

    The Company performs ongoing evaluations of its customers' financial condition and, generally, requires no collateral from its customers. All such customers operate in the health care industry.

    The Company had the following customers which accounted for greater than 10% of each respective period's revenue:

                                     YEAR ENDED DECEMBER 31,
                                    -------------------------
             CUSTOMER               1997       1998      1999
             --------               ----       ----      ----
                A                    --         --        20%
                B                    74%        --        --
                C                    --         29%       --
                D                    --         20%       11%
                E                    --         12%       10%
                F                    --         11%       --
                G                    --         --        12%
                H                    --         --        12%


    At December 31, 1999, customer A accounted for 31% of accounts receivable and receivable from affiliate, and two other customers accounted for 31% and 13% of accounts receivable and receivable from affiliate. At December 31, 1998, customers D, E, F and H accounted for 20%, 23%, 10% and 27% of accounts receivable, respectively, and one other customer accounted for 13% of accounts receivable. Included in other assets is $598,000 related to an arrangement with a customer whereby the Company has the option to receive either cash or stock with a fair value equal to this amount.

Property and Equipment

    Property and equipment are recorded at cost and depreciated using straight-line methods over the estimated useful lives of the related assets, ranging from two to five years. Equipment under capital lease arrangements as well as leasehold improvements are amortized over the shorter of their useful lives or the terms of the related leases.

Long-Lived Assets and Impairments

    The Company periodically evaluates the carrying value of long-lived assets, including, but not limited to, purchased software, property and equipment, and other assets, when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately indentifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost to dispose.

Unaudited Pro Forma Stockholders' Equity

    In accordance with the requirements of the Securities and Exchange Commission ("SEC"), which provide that the total redemption value of Series A and B mandatorily redeemable convertible preferred stock (the "Convertible Preferred Stock") be excluded from stockholders' equity (deficit), the redemption value of the Convertible Preferred Stock has been reflected in the accompanying balance sheet as mandatorily redeemable convertible preferred stock.

    The board of directors had authorized management of the Company to file a registration statement with the SEC permitting the Company to sell shares of its common stock to the public. The Company's initial public offering (the "IPO") was consummated and, accordingly all outstanding shares of Convertible Preferred Stock will convert into 9,108,122 shares of common stock of the Company in the first quarter of 2000. Unaudited Pro Forma Stockholders' Equity as of December 31, 1999, as set forth in the accompanying balance sheet, is adjusted to reflect such conversion, the assumed "cashless exercise" of all outstanding common stock warrants and Series A mandatorily redeemable convertible preferred stock warrants, and the conversion of the Series A mandatorily redeemable convertible preferred stock issued upon the assumed exercise of the latter warrants into common stock, resulting in the issuance of 9,811,046 additional shares of common stock. See Note 10.

Research and Development

    Research and development expense includes costs incurred by the Company to develop and enhance the Company's software. Research and development costs are charged to expense as incurred.

Advertising

    The Company expenses advertising costs as incurred. Advertising expenses for the years ended December 31, 1997, 1998 and 1999 were approximately $433,000, $66,000 and $271,000, respectively.

Software Development Costs

    Software development costs are required to be expensed until the point that technological feasibility of the product is established, after which time such costs are capitalized until general availability of the product. The period between achieving technological feasibility and the general availability of such software has historically been short. Consequently, costs otherwise capitalizable after technological feasibility have historically been immaterial and therefore expensed as incurred.

Purchased Software

    Purchased software is held for resale under an exclusive license and is capitalized and amortized ratably over a three-year estimated life. Accumulated amortization was $0 and $284,000 as of December 31, 1998 and 1999, respectively. See Note 8.

Income Taxes

    Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable earnings. Valuation allowances are established when necessary to reduce deferred tax assets to the amount more likely than not to be realized. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities.

Stock Option Compensation

    Stock option compensation expense is recognized in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.

Net Loss Per Common Share

    Net loss per common share is calculated in accordance with SFAS No. 128, "Earnings per Share" and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS No. 128 and SAB 98, basic net loss per common share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing the net loss for the period by the weighted average number of common and potential shares outstanding during the period if their effect is dilutive. Potential common shares consist of incremental common shares issuable upon the exercise of stock options and warrants and upon conversion of the Convertible Preferred Stock and convertible promissory notes.

Unaudited Pro Forma Net Loss Per Common Share

    The Company has computed unaudited pro forma basic net loss per common share in accordance with the methodology in SFAS No. 128. The Company's historical capital structure is not indicative of its prospective structure due to the automatic conversion of all shares of Convertible Preferred Stock into common stock concurrent upon the closing of the Company's IPO. Accordingly, historical basic net loss per common share should not be used as an indicator of future earnings per common share.

    Unaudited pro forma basic net loss per common share is computed using the weighted average number of common shares outstanding during the period. The Company has assumed the conversion of all outstanding Convertible Preferred Stock issued into common stock for all periods presented on a weighted average share basis and the assumed "cashless exercise" of all outstanding common stock warrants and Series A mandatorily redeemable convertible preferred warrants, and the conversion of the Series A mandatorily redeemable convertible preferred stock issued upon the assumed exercise of the latter warrants into common shares as if such transactions occurred at the beginning of the respective period or at the date of original issuance, if later.

    The following table sets forth the computation of the numerators and denominators in the basic, diluted and pro forma net loss per common share calculations for the periods indicated:

                                                                                YEAR ENDED DECEMBER 31,
                                                                          -----------------------------------
                                                                            1997         1998          1999
                                                                          -------       -------       -------
Numerator:
  Net loss                                                                $(7,324)      $(4,082)      $(3,188)
  Accretion of mandatorily redeemable convertible preferred stock             (55)          (66)          (75)
                                                                          -------       -------       -------

  Net loss available to common stockholders                               $(7,379)      $(4,148)       (3,263)
                                                                          =======       =======
  Effect of pro forma conversion of securities:
     Accretion of mandatorily redeemable convertible preferred stock                                       75
                                                                                                      -------
     Pro forma net loss available to common stockholders (unaudited)                                  $(3,188)
                                                                                                      =======
Denominator:
  Weighted average common shares outstanding-- basic and diluted              390           390           472
                                                                          =======       =======       -------
  Weighted average effect of pro forma securities:
     Series A mandatorily redeemable convertible preferred stock                                        3,297
     Series B mandatorily redeemable convertible preferred stock                                        3,664
     Common stock warrants                                                                                209
                                                                                                      -------
Pro forma weighted average common shares outstanding-- basic
and diluted  (unaudited)                                                                                7,642
                                                                                                      =======

    Potentially dilutive securities totaling 5,737,092 and 11,432,265 for the years ended December 31, 1998 and 1999, respectively, were excluded from historical basic and diluted loss per common share because of their anti-dilutive effect.

Comprehensive Income

    Effective January 1, 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income includes all changes in equity during a period from non-owner sources. During each of the three years ended December 31, 1999, the Company has not had any significant transactions that are required to be reported as adjustments to determine comprehensive income.

2. BALANCE SHEET COMPONENTS

    Certain balance sheet components are as follows (in thousands):

                                                                DECEMBER 31,
                                                           ---------------------
                                                             1998         1999
                                                           -------       -------
OTHER CURRENT ASSETS
  Deferred IPO costs                                       $    --       $ 1,093
  Work performed in advance of billings                         --           557
  Other                                                         78           203
                                                           -------       -------
                                                           $    78       $ 1,853
                                                           =======       =======

                                                                DECEMBER 31,
                                                           ---------------------
                                                            1998          1999
                                                           -------       -------
PROPERTY AND EQUIPMENT
  Furniture, fixtures and equipment                        $   301       $   412
  Computer hardware                                          1,435         1,927
  Computer software                                            257           618
                                                           -------       -------
                                                             1,993         2,957
Less accumulated depreciation and amortization              (1,302)       (1,589)
                                                           -------       -------
                                                           $   691       $ 1,368
                                                           =======       =======

                                                                DECEMBER 31,
                                                           ---------------------
                                                              1998          1999
                                                           -------       -------
ACCRUED LIABILITIES
  Accrued payroll                                          $   171       $   173
  Operating lease obligation payable                           203            18
  Accrued interest                                             269            48
  Accrued license fee payable                                  850           600
  Accrued professional fees                                     33           446
  Other                                                         64           164
                                                           -------       -------
                                                           $ 1,590       $ 1,449
                                                           =======       =======


    Assets underlying capital leases included above were approximately $1,192,000 and $0 as of December 31, 1998 and 1999, respectively. Accumulated amortization of assets under capital leases was approximately $614,000 and $0 as of December 31, 1998 and 1999, respectively.

3. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

   Debt consists of the following (in thousands):

                                                                                     DECEMBER 31,
                                                                                   ---------------
                                                                                    1998      1999
                                                                                   -------    ----
Unsecured convertible promissory notes payable to preferred stockholders, net of debt discount of $50 and $0 at December 31, 1998 and 1999, respectively;
  interest rate at 12%                                                             $ 2,680    $ --
Unsecured notes payable to former employees; interest rates ranging from
  5.73% to 6.84%                                                                       246      --
Unsecured notes payable to software vendors for software
  licenses; interest rate at 10.5%; principal and interest
  were payable on January 1, 1998                                                       44      44
Unsecured notes payable to landlord for leasehold
  improvements; interest rate at 9.5%; principal and
  interest payable in monthly installments of $1,207 until February 1, 2000             16       2
Capitalized lease obligations                                                          795      46
                                                                                   -------    ----
     Total long-term debt                                                            3,781      92
Less current portion                                                                (3,497)    (92)
                                                                                   -------    ----
     Long-term debt, excluding current portion                                     $   284    $ --
                                                                                   =======    ====


    Certain equipment financing agreements recorded as capital lease obligations are subject to restrictive covenants contained in the credit agreement that require XCare.net to maintain certain financial ratios. The capital lease obligations under the financing agreements that included the restrictive covenants were paid off during September 1999.

    On December 29, 1997 and April 10, 1998, the Company entered into bridge loan agreements with related parties who were the holders of all the Company's then outstanding preferred stock. There were two related party lenders, each of which is represented by one of its general partners on the board of directors. One of those directors is the chairman of the board. The loan agreements provided for commitments for $2,500,000 of financing (the "1997 Convertible Promissory Notes"), of which $500,000 was received in 1997. The remaining $2,000,000 was received throughout 1998. In June 1999, the 1997 Convertible Promissory Notes plus accrued interest aggregating approximately $2,924,000 converted at $0.27 per share into 10,831,800 shares of Series B mandatorily redeemable convertible preferred stock in conjunction with the sale of Series B mandatorily redeemable convertible preferred stock. In connection with the 1997 Convertible Promissory Notes, the Company issued warrants to purchase 437,062 shares of the Company's Series A mandatorily redeemable convertible preferred stock at $0.25 per share. The warrants expire in 2002 through 2003 or upon an IPO, if earlier. The value assigned to the warrants of $84,000, determined using a Black-Scholes option pricing model, resulted in additional debt discount which is being amortized to interest expense over the period that the Convertible Promissory Notes are outstanding.

    In November 1998, the Company entered into a second bridge loan agreement with related parties who were the holders of all the Company's then outstanding preferred stock. There were two related party lenders, each of which is represented by one of its general partners on the board of directors. One of those directors is the chairman of the board. These were the same related parties that invested in the December 29, 1997 and April 10, 1998 bridge loans described above. The loan agreement provided for $265,000 financing of which $230,000 was received in 1998 and $35,000 was received in 1999 (the "1998 Convertible Promissory Notes"). In June 1999, the 1998 Convertible Promissory Notes plus accrued interest aggregating approximately $280,000 converted at $0.27 per share into 1,036,159 shares of Series B mandatorily redeemable convertible preferred stock in conjunction with the sale of Series B mandatorily redeemable convertible preferred stock. In connection with the 1998 Convertible Promissory Notes, the Company issued warrants to purchase 200,000 shares of the Company's common stock at $0.10 per share. The warrants expire in 2003 or upon an IPO, if earlier. The value assigned to the warrants of $43,000 resulted in additional debt discount which is being amortized to interest expense over the period that the Convertible Promissory Notes are outstanding.

4. MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK AND WARRANTS

Mandatorily Redeemable Convertible Preferred Stock

    In March 1997, the Company issued 2,450,000 shares of $.01 par value Series A mandatorily redeemable convertible preferred stock and received proceeds net of issuance costs totaling approximately $6,622,000.

    In June 1999, the Company issued 27,111,111 shares of $.01 par value Series B mandatorily redeemable convertible preferred stock and received proceeds totaling $7,320,000. Concurrently, outstanding Convertible Promissory Notes plus accrued interest of approximately $3,204,000 in the aggregate were converted into an additional 11,867,959 shares of Series B mandatorily redeemable convertible preferred stock.

    In July 1999, the Company issued 24,074,074 shares of $.01 par value Series B mandatorily redeemable convertible preferred stock and received proceeds net of issuance costs totaling $6,420,000.

    The holders of the Convertible Preferred Stock have the following rights and preferences:

Voting Rights

    The holders of the Convertible Preferred Stock and the common stock, voting together as a single class, are entitled to vote upon any matter submitted to the stockholders. The holders of the Convertible Preferred Stock are entitled to one vote for each share of common stock that such holder would be entitled to receive if the Convertible Preferred Stock were converted into common stock. The holders of common stock have one vote per share of common stock.

Dividends

    The holders of the Series A mandatorily redeemable convertible preferred stock are entitled to receive, out of funds legally available, dividends payable at amounts equal to the equivalent per share dividend declared on the common stock. Holders of Series B mandatorily redeemable convertible preferred stock are entitled to receive noncumulative dividends at the per annum rate of $0.00216 per share, when and if declared by the board of directors. No dividends have been declared to date.


Liquidation

    In the event of any sale, liquidation, dissolution or winding up of the Company, the holders of Series A and Series B mandatorily redeemable convertible preferred stock are entitled to receive up to five times their original cost. The holders of Series A mandatorily redeemable convertible preferred stock are entitled to receive an amount of $2.86 per share plus any declared but unpaid dividends prior to and in preference to any distribution to the holders of common stock. The holders of the Series B mandatorily redeemable convertible preferred stock are entitled to receive an amount of $0.27 per share plus any declared but unpaid dividends prior to and in preference to any distribution to the holders of common stock. The remaining assets, if any, shall be distributed ratably among the holders of common stock and the holders of Convertible Preferred Stock on an as-converted basis. The holders of the Convertible Preferred Stock stop participating in the remaining assets once they have recovered five times their original cost.

Conversion

    The 2,450,000 outstanding shares of Series A mandatorily redeemable convertible preferred stock are convertible at the option of the holder into 2,802,800 shares of common stock. The original conversion ratio of the Series A mandatorily redeemable convertible preferred stock into common stock was one-for-one. This conversion ratio was adjusted during 1997 and 1998 to 1.144 shares of common stock for each share of Series A mandatorily redeemable convertible preferred stock. The 63,053,144 shares of Series B mandatorily redeemable convertible preferred stock are convertible at the option of the holders into 6,305,322 shares of common stock, reflecting the rounding upwards of all resulting fractional shares. Each share of Convertible Preferred Stock automatically converts into common stock upon the closing of a public offering at a per share price of at least $9.50 with gross proceeds of greater than $15,000,000. See Note 10.

Redemption Rights

    As of January 1, 2002, 2003 and 2004, each holder of the Convertible Preferred Stock has the individual right to require the Company to redeem the holder's shares by paying in cash $2.86 per share of Series A mandatorily redeemable Convertible Preferred Stock and $0.27 per share of Series B mandatorily redeemable convertible preferred stock, for up to a maximum on each such date of one-third of the total shares of Convertible Preferred Stock outstanding. The difference between the recorded value and the redemption value of the Convertible Preferred Stock is being accreted ratably over the period from issuance to redemption dates which approximates the effective interest method.

Stock Warrants

    In conjunction with the Series A mandatorily redeemable convertible preferred stock offering, the Company issued warrants to purchase a total of 12,250 shares of common stock for $31.46 per share. The value assigned to these warrants using a Black-Scholes option pricing model was immaterial. The warrants are exercisable immediately and expire in 2005 or upon an IPO, if earlier.

    In connection with the issuance of the 1997 Convertible Promissory Notes, warrants to purchase 437,062 shares of the Company's Series A mandatorily redeemable convertible preferred stock at $0.25 per share were issued to the promissory noteholders. The exercise price of 262,238 of these warrants was repriced from $0.50 to $0.25 in April 1998. The warrants expire December 2002 through April 2003 or upon an IPO, if earlier.

    In connection with the issuance of the 1998 Convertible Promissory Notes, warrants to purchase 200,000 shares of the Company's common stock at $0.10 per share were issued to the promissory noteholders. The warrants expire November and December of 2003 or upon IPO, if earlier.

    As of December 31, 1999, all warrants remain outstanding.  See Note 10.

5. CONTRACT TERMINATIONS AND RELATED CHARGES

    During 1997, a major customer terminated its contract with the Company and paid $250,000 to settle all claims associated with the termination.

    As a result of this contract termination, during 1997, the Company abandoned an operating lease and incurred impairment charges for related fixed assets aggregating $887,000.

6. EMPLOYEE AND DIRECTOR BENEFIT PLANS

Stock Options

    During 1997, the Company adopted a stock option plan (the "Plan") which provides for the grant of stock options to directors, key employees, and consultants. As of December 31, 1999, a total of 2,200,000 shares of common stock were reserved for issuance under the Plan. The Plan provides for the granting of incentive stock options to employees and nonqualified options to employees, directors and consultants.

    Stock options are granted with an exercise price not less than fair market value of the common stock on the date of the grant, as determined by the board of directors. The vesting period is determined by the board of directors and is generally four years. The options generally expire ten years after the date of grant. During February 1998, the board of directors reduced the exercise price of 14,026 options from $2.80 to $0.50 and in July 1998, they reduced the exercise price for 1,850 options from $0.50 to $0.25.

    In July 1999, the board of directors amended all existing stock option agreements under the Plan. The amendment provided that all options are immediately exercisable. However, any shares acquired upon exercise are subject to repurchase by XCare.net over a reverse vesting period that entitles the optionee to exactly the same vesting schedule as the original grant. The repurchase price is equal to the exercise price of the options.

    During 1999, the Company issued stock options to certain employees under the Plan with exercise prices below the deemed fair value of the Company's common stock at the date of grant. The Company has recorded unearned stock compensation for the difference between the exercise price of the stock options and the deemed fair value of the Company's common stock at the date of grant. This unearned stock compensation will be amortized to expense over the period during which the options or common stock subject to repurchase vest, generally four years, using an accelerated method as described in Financial Accounting Standards Board Interpretation No. 28. During 1999, the Company recorded unearned compensation related to these options in the amount of $2,773,000, of which $504,000 has been amortized to expense.

    If stock compensation expense for the year ended December 31, 1999 had been allocated across all relevant functional expense categories within operating expenses, it would be allocated as follows:

                                                  YEAR ENDED
                                               DECEMBER 31, 1999
                                              -------------------

          Cost of revenue                           $  80
          Sales and marketing                          52
          General and administrative                  343
          Research and development                     29
                                                    -----
                                                    $ 504
                                                    =====


    Included in general and administrative expense in the above table is $26,000 for an option the Company granted to a non-employee for 20,000 common shares with a strike price of $2.70 which vests over twelve months or upon occurrence of an IPO, if earlier. As of December 31, 1999, the Company had recorded unearned compensation of $113,000 related to this option grant. Such amount was charged to stock compensation expense during the first quarter of 2000 concurrent with the closing of the Company's IPO. See Note 10.

    The Company records compensation expense related to stock options granted to employees using the intrinsic value based method and includes a pro forma disclosure in the footnotes for compensation value measured using the fair value accounting treatment. Options granted to consultants are accounted for based on the fair value of the consideration received or the fair value of the options issued, whichever is more reliably measurable. For the fair value disclosure below, compensation value is estimated for each option grant under the Plan on the date of grant using a Black-Scholes-type option pricing model. The following assumptions were used for grants in 1998 and 1999: risk-free rates corresponding to government securities with original maturities similar to the expected option lives of 4.5% to 5.6% in 1998 and 4.9% to 6.3% for 1999; expected dividend yield of 0% for both periods; volatility factor of zero; and expected lives of approximately one year beyond vesting dates for all periods.

    Based on calculations using a Black-Scholes-type minimum value option pricing model, the weighted-average fair value of options at grant date was $0.06 and $0.64 in 1998 and 1999, respectively. The pro forma impact on the Company's net loss and net loss per share had compensation cost been recorded as determined in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation" is shown below (in thousands, except per share data).

                                                          YEAR ENDED
                                                         DECEMBER 31,
                                                    -----------------------
                                                       1998         1999
                                                    ----------   ----------
          Net loss:
            As reported                             $  (4,082)   $  (3,188)
            Pro forma                                  (4,155)      (3,319)
          Net loss per common share:
            As reported                             $  (10.64)   $   (6.91)
            Pro forma                                  (10.65)       (7.03)

    Total stock options outstanding and exercisable under the Plan as of December 31, 1999 are as follows:

                               STOCK OPTIONS OUTSTANDING                             STOCK OPTIONS EXERCISABLE
        ------------------------------------------------------------------------    ----------------------------
                                             WEIGHTED AVERAGE
                                                REMAINING            WEIGHTED                        WEIGHTED
           RANGE OF           NUMBER OF      CONTRACTUAL LIFE        AVERAGE        NUMBER OF         AVERAGE
        EXERCISE PRICES        SHARES            (YEARS)          EXERCISE PRICE     SHARES       EXERCISE PRICE
        ---------------       ---------      ---------------      --------------    ---------     --------------

             $ 0.25             820,400            8.8                $ 0.25          820,400         $ 0.25
               2.70             658,876            9.7                  2.70          658,876           2.70
               2.80              11,667            7.3                  2.80           11,667           2.80
               7.50              95,950            9.9                  7.50           95,950           7.50
              10.00              25,000           10.0                 10.00           25,000          10.00
                              ---------                                             ---------
         $0.25 - 10.00        1,611,893            9.2                $ 1.85        1,611,893         $ 1.85
                              =========                                             =========


    Activity of the Plan is summarized in the following table:

                                                                     WEIGHTED                        WEIGHTED
                                                    NUMBER OF        AVERAGE          OPTIONS        AVERAGE
                                                      SHARES      EXERCISE PRICE    EXERCISABLE   EXERCISE PRICE
                                                   -----------    --------------    -----------   --------------

    Options outstanding, December 31, 1996                 --         $   --                --         $   --
    Options granted                                    94,701           2.80
    Less: options forfeited                           (62,833)          2.80
                                                   ----------
    Options outstanding, December 31, 1997             31,868           2.80            12,967           2.80
    Options granted                                 1,120,600           0.25
    Less: options forfeited                           (22,351)          1.10
                                                   ----------
    Options outstanding, December 31, 1998          1,130,117           0.28           424,885           0.32
    Options granted                                 1,175,276           2.48
    Less: options exercised                          (187,663)          0.52
    Less: options forfeited                          (505,837)          0.28
                                                   ----------
    Options outstanding, December 31, 1999          1,611,893           1.85         1,611,893           1.85
                                                   ==========


401(k) Plan

    The Company has adopted an employee savings and retirement plan (the "401(k) Plan") covering substantially all of the Company's employees. Pursuant to the 401(k) Plan, eligible employees may elect to reduce their current compensation by up to the statutory prescribed limit and have the amount of such reduction contributed to the 401(k) Plan. The Company may make contributions to the 401(k) Plan on behalf of eligible employees. The Company has not made any contributions to the 401(k) Plan.

7. INCOME TAXES

    Prior to January 1, 1996, the Company elected to be taxed under Subchapter S of the Internal Revenue Code of 1986, as amended (the "Code"). Accordingly, the stockholders were responsible for payment of taxes on income earned by the Company, and the Company distributed to stockholders annually an amount equal to the estimated tax liability arising from operations. On January 1, 1996, the Company revoked its election to be taxed under Subchapter S of the Code and elected to be taxed under Subchapter C of the Code. In connection with the change in status, the Company reclassified accumulated earnings of $576,000 to additional paid-in capital to reduce accumulated earnings to zero as of the date of the conversion. At December 31, 1998 and December 31, 1999 the Company had net operating loss ("NOL") carryforwards of approximately $9.4 million and $12.6 which may be used to offset future taxable income. These carryforwards expire beginning in 2012. The Code contains provisions that may limit the NOL available for use in any given year upon the occurrence of certain events, including significant changes in ownership interest. A change in ownership of a company of greater than 50% within a three-year period results in an annual limitation on the Company's ability to utilize its NOL carryforwards from tax periods prior to the ownership change. The Company's NOL carryforwards as of December 31, 1999 are subject to annual limitations due to changes in ownership occurring in March 1997 and in June 1999. Approximately $1,080,000 are limited to annual utilization of approximately $60,000 and NOL carryforwards of approximately $9,000,000 are limited to annual utilization of approximately $600,000, subject to adjustment for realization of any built-in gains or losses. Future ownership changes could further limit the utilization of the Company's NOLs.

    The benefit from income taxes consists of the following (in thousands):

                            YEAR ENDED DECEMBER 31,
                        -----------------------------
                          1997       1998       1999
                        ---------  ---------  -------
Current:
  Federal               $    (627)   $  --     $  --
  State                        --       --        --
Deferred:
  Federal                    (383)      --        --
  State                       (68)      --        --
                         --------    -----     -----
Total                   $  (1,078)   $  --     $  --
                        =========    =====     =====

    The components of the Company's deferred income tax assets and liabilities are as follows (in thousands):

                                                  DECEMBER 31,
                                               -----------------
                                                 1998     1999
                                               -------   -------
Deferred tax assets:
  Deferred revenue                             $    50   $    48
  Impairment and exit cost accruals                355        12
  Employee benefits                                 57        49
  Reserves                                          35       107
  Net operating loss carryforwards               3,681     4,871
Deferred tax liabilities:
  Cash to accrual Section 481(a)                  (281)     (187)
  Fixed asset sale and depreciation               (187)     (246)
  Amortization                                     (57)      (57)
Less: Valuation allowance                       (3,653)   (4,597)
                                               -------   -------
  Net deferred tax asset                       $    --   $    --
                                               =======   =======

    The Company's deferred tax assets represent unrecognized future tax benefit. A valuation allowance has been established for the entire tax benefit, and no benefit for income taxes has been recognized in the accompanying statement of operations as the realization of the potential assets is not more likely than not.

    The benefit for income taxes differs from the amount computed by applying the U.S. federal income tax rate of 34% to loss before income taxes as follows (in thousands):

                                                         YEAR ENDED DECEMBER 31,
                                                    --------------------------------
                                                        1997       1998       1999
                                                    ---------   ---------  ---------
        Federal income tax benefit at 34%           $ (2,856)   $ (1,388)  $ (1,084)
        State income tax, net of federal benefit        (381)       (166)      (103)
        Change in valuation allowance                  2,136       1,517        944
        Unearned compensation
                                                          --          --        209
        Other                                             23          37         34
                                                    --------    --------   --------
        Income tax expense (benefit)                $ (1,078)   $     --   $     --
                                                    ========    ========   ========

8. COMMITMENTS AND CONTINGENCIES

    The Company leases equipment and office space under various long-term non-cancelable operating leases that expire in 2005. The following is a schedule by year of future minimum lease payments under operating leases, at December 31, 1999 (in thousands):

                2000                          $   634
                2001                              624
                2002                              210
                2003                              112
                2004                              115
                Thereafter                         10
                                              -------
                                                1,705
                Less: sublease income             (13)
                                              -------
                                              $ 1,692
                                              =======


    Total rent expense for the years ended December 31, 1997, 1998 and 1999 was approximately $356,000, $438,000 and $375,000, respectively.

    In December 1998, the Company purchased an exclusive license for certain software to be resold. This arrangement requires the Company to pay a royalty of 17.5% of all of its sales of the software. In the event the Company does not satisfy specified minimum sales levels through June 30, 2000, the Company may forfeit the exclusive rights to resell this software.

    The Company has entered into another arrangement with a customer that provides for a 10% royalty payment to the customer in the event the Company resells the proprietary module developed for this customer.

9. RELATED PARTY TRANSACTIONS

    During 1999, the Company entered into a professional services agreement with an entity whose managing member is a general partner of one of the holders of the Company's Convertible Preferred Stock. The Company recognized $453,000 in revenue under such agreement during the fourth quarter ended December 31, 1999, and accounts receivable from this entity was $453,000 at December 31, 1999.

10. SUBSEQUENT EVENTS

    In January 2000, the Company's certificate of incorporation was amended, whereby, after the IPO, the board of directors will have the authority, without further action by the stockholders, to issue up to 5,000,000 shares of preferred stock in one or more series and to fix the designations, powers, preferences, privileges, which may be greater than the rights of the common stock.

   In January 2000, the Company's certificate of incorporation was amended, to increase the number of authorized common shares to 100,000,000, as adjusted, for the one-for-ten reverse stock split.

    In January 2000, the Company's certificate of incorporation was amended, to effect a one-for-ten reverse stock split of its common stock. All references in the financial statements to shares, share prices, and per share amounts have been adjusted retroactively for all periods presented to reflect the reverse stock split.

    In January 2000, the board of directors adopted an employee stock purchase plan (the "Employee Stock Purchase Plan,"), which became effective immediately on the effective date of the IPO. A total of 500,000 shares of common stock have been reserved for issuance under the Employee Stock Purchase Plan. The Employee Stock Purchase Plan permits eligible employees to purchase common stock totaling up to 20% of an employee's compensation through payroll deductions. The Employee Stock Purchase Plan for U.S. employees is intended to qualify under Section 423 of the Internal Revenue Code and contains consecutive overlapping twelve-month offering periods. Each offering period includes two six-month purchase periods. The price of common stock to be purchased will be 85% of the lower of the fair market value of the common stock either at the beginning of the offering period or at the end of that purchase period.

    In January 2000, the board of directors adopted the Director Option Plan, which became effective immediately on the effective date of the IPO. A total of 250,000 shares of common stock have been reserved for issuance under the Director Option Plan. Members of the board of directors who are not employees of XCare.net are eligible to participate in the Director Option Plan. The Director Option Plan provides for an automatic initial grant of an option to purchase 25,000 shares of common stock (the "Initial Grant") upon the later of the effective date of the Director Option Plan or the date a person first becomes a non-employee director. After the Initial Grant, a non-employee director will automatically be granted options to purchase 10,000 shares of common stock ("Subsequent Grant") each year on the date of XCare.net's annual stockholder's meeting, if such director has served as a member of the board for at least six months. The term of such options is ten years, provided that they will terminate three months following the date the director ceases to be a director of XCare.net or twelve months if the termination is due to death or disability. Each Initial Grant will vest as to 25% of the shares on each anniversary date of the date of grant and each Subsequent Grant will vest as to 100% of the shares on the anniversary date of the date of grant.

    In January 2000, in order to settle a dispute, the board of directors agreed to revise the exercise price of a warrant to purchase 12,250 shares of common stock from $31.46 per share to $3.146 per share. As a result, the Company expects to record a charge of $132,000 during the first quarter of 2000.

    On February 9, 2000, the SEC declared effective the Company's Registration Statement on Form S-1. Pursuant to this Registration Statement, the Company completed an IPO of 5,750,000 shares of its common stock (including 750,000 shares sold pursuant to the exercise of the Underwriters' over-allotment option) at an IPO offering price of $18.00 per share (the "Offering"). Proceeds to the Company from the Offering, after calculation of the underwriters' discount and commission, totaled approximately $94.7 million, net of offering costs of approximately $1.6 million. Concurrent with the closing of the IPO, all outstanding shares of the Company's convertible preferred stock were automatically converted into 9,108,122 shares of common stock. In addition, upon closing of the IPO, all outstanding common stock warrants and the Series A convertible preferred stock warrants were exercised. The Series A convertible preferred stock issued upon the exercise of the latter warrants was automatically converted into common stock and together with the exercise of the common stock warrants, resulted in the issuance of 702,924 additional shares of common stock.

    In January and February 2000, the Company granted incentive stock options to certain employees to purchase 124,700 shares of common stock with exercise prices below the deemed fair value of the Company's common stock at the date of grant. In connection with such option grants, the Company recognized unearned compensation totaling $123,000, which is being amortized over the four year vesting period of the related options.

                                    EXHIBIT INDEX

  Exhibit
  Number               Description of Document
  -------              -----------------------

     1.1      Form of Underwriting Agreement. (1)

     3.1      Amended and Restated Certificate of Incorporation of Registrant. (1)

     3.2      Form of Amended and Restated Certificate of Incorporation of Registrant to be filed upon the closing of the offering made under the Registration Statement. (1)

     3.3      Bylaws of Registrant. (1)

     3.4      Amendment to the Amended and Restated Certificate of Incorporation of Registrant
              effecting a reverse stock split. (1)

     4.1      Form of Registrant's Common Stock Certificate. (1)

     4.2      Second Amended and Restated Registration Rights Agreement, dated as of July 27, 1999, between the Registrant and the parties named therein. (1)

     5.1      Opinion of Wilson Sonsini Goodrich & Rosati, Professional Corporation. (1)

     10.1     Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers. (1)

     10.2     Amended and Restated 1997 Stock Option Plan. (1)

     10.3     1999 Employee Stock Purchase Plan and related agreements. (1)

     10.4     1999 Director Option Plan and related agreements. (1)

     10.5     Licensing Agreement, dated as of December 30, 1998, between the Registrant and Match
              Health Care Services, Ltd. (1) (2)

     10.6     Master Licensing Agreement, dated February 4, 1999, between the Registrant and
              Methodist Care, Inc. (1) (2)

     10.7     Services Agreement Subcontract, dated December 17, 1998, between the Registrant and
              PRC, Inc. (1)

     10.8     Master Licensing, Processing and Services Agreement, dated February 16, 1997, between the Registrant and Healthscope/United, Inc. (1) (2)

     10.9     System Management Contract, dated April 1, 1999, between the Registrant and Advica
              Health Resources. (1) (2)

     10.10    Administration Services Agreement, dated March 29, 1999, between the Registrant and
              American Medical Pathways, Inc. (1) (2)

     10.11    Processing and Services Agreement, dated January 1, 1997, between the Registrant and
              Brokerage Services Incorporated. (1) (2)

     10.12    Addendum to Processing and Services Agreement, dated July 25, 1997, between the
              Registrant and Brokerage Services Incorporated. (1) (2)

     10.13    Supplemental Agreement, dated December 24, 1997, between the Registrant and Brokerage
              Services Incorporated. (1) (2)

     10.14    Employers Mutual, Inc. Assignment Letter, dated August 5, 1999, between the Registrant and Employers Mutual, Inc. (1) (2)

     10.15    Master License and Services Agreement, dated June 24, 1998, between Registrant and
              Employers Mutual, Inc. (1) (2)

     10.16    Contractor Agreement, dated February 19, 1999, between the Registrant and Employers
              Mutual, Inc. (1) (2)

     10.17    Master Licensing and Services Agreement, dated February 20, 1998, between the
              Registrant and Provider Services, Incorporated. (1) (2)

     10.18    Contractor Agreement, dated April 27, 1999, between the Registrant and Provider
              Services, Incorporated. (1) (2)

     10.19    Master Licensing and Services Agreement, dated August 24, 1998, between the Registrant and Quest Diagnostics Incorporated. (1) (2)

     10.20    Offer letter, dated September 22, 1997, with Lorine Sweeney. (1)

     10.21    Offer letter, dated December 12, 1997, with Mark Rangell. (1)

     10.22    Offer letter, dated June 12, 1998, with Tammy McLaren. (1)

     10.23    Sublease, dated as of May 11, 1998, by and between the Registrant and Echo Bay
              Management Corp. (1)

  Exhibit
  Number               Description of Document
  -------              -----------------------
     10.24    Sub-sublease Agreement, dated as of December 18, 1998, by and between Registrant and
              Project Discovery, Inc. (1)

     10.25    Office lease, dated May 2, 1997, between Registrant and MBL Life Assurance
              Corporation. (1)

     10.26    Office lease, dated September 29, 1995 between Registrant and MBL Life Assurance
              Corporation. (1)

     10.27    Consulting Agreement, dated June 10, 1998, by and between Registrant and ADIS
              International Ltd. (1) (2)

     10.28    Consulting Agreement, dated September 16, 1998, by and between Registrant and ADIS
              International Ltd. (1) (2)

     10.29    Development Services Agreement, dated November 8, 1999, by and between Registrant and
              Doheny Eye Medical Group, Inc. (1) (2)

     10.30    Development Services Agreement, dated November 10, 1999 by and between Registrant and
              Delta Health Services. (1) (2)

     10.31    Hosting Services Agreement, dated November 10, 1999, by and between Registrant and
              Delta Health Services. (1) (2)

     10.32    Office Lease Agreement, dated November 1, 1999, by and between Registrant and Mountain
              States Mutual Casualty Company. (1)

     10.33    Software License and Services Agreement, dated October 25, 1999, by and between
              Registrant and Oracle Corporation. (1) (2)

     10.34    Professional Services Agreement, dated September 9, 1999, by and between Registrant and Asthma Management Company. (1) (2)

     10.35    Consulting Services Agreement, dated November 29, 1999, by and between Registrant and
              Decision Consultants, Inc. (1)

     10.36    Sublease dated December 17, 1999 by and between Registrant and The Pittsburgh & Midway
              Coal Mining Co. (1)

     16.1     Letter regarding change in certifying accountant. (1)

     23.1     Consent of Wilson Sonsini Goodrich & Rosati, Professional Corporation (included in
              Exhibit 5.1). (1)

     23.2     Consent of PricewaterhouseCoopers LLP. (1)

     24.1     Power of Attorney (See page II-7).

     27.1     Financial Data Schedule.*

 *  Filed herewith.

(1) Previously filed with the Securities and Exchange Commission (the "Commission") as an Exhibit to the Registrant's Form S-1 on November 2, 1999 (File No. 333-90165).

(2) Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.