Form 10-Q
period 2000-03-31
XCARENET INC
filed 2000-05-15
CIK 1094561

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


               For the transition period from_________ to________

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


                                 (303) 488-2019
                         (Registrant's telephone number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ ]     No [X]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                 Class - Common stock, par value $.01 per share

                     Outstanding at May 5, 2000 - 16,238,050

                                 XCARE.NET, INC.

                                TABLE OF CONTENTS

                                                                                                              Page No.
                                                                                                              --------
Part I - Financial Information

         Item 1 - Financial Statements:

                  Balance Sheet as of March 31, 2000 and December 31, 1999                                        3

                  Statement of Operations for the Three Months Ended March 31, 2000 and 1999                      4

                  Statement of Cash Flows for the Three Months Ended March 31, 2000 and 1999                      5

                  Notes to Financial Statements                                                                   6

         Item 2 - Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                                             7

         Item 3 - Quantitative and Qualitative Disclosures About Market Risk                                     14

Part II - Other Information

         Item 1 - Legal Proceedings                                                                              14

         Item 2 - Changes in Securities and Use of Proceeds                                                      14

         Item 3 - Defaults Upon Senior Securities                                                                15

         Item 4 - Submission of Matters to a Vote of Security Holders                                            15

         Item 5 - Other Information                                                                              16

         Item 6 - Exhibits and Reports on Form 8-K                                                               16

Signatures                                                                                                       17

                                 XCARE.NET, INC.

                                  BALANCE SHEET
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                     ASSETS
                                                                                            MARCH 31,     DECEMBER 31,
                                                                                              2000            1999
                                                                                           ----------     ------------
Current assets:
  Cash and cash equivalents                                                                $   98,808       $    7,455
  Accounts receivable, net of allowance of $391 and $141 at March 31, 2000 and
   December 31, 1999, respectively                                                              1,084              890
  Receivable from affiliate                                                                       453              453
  Work performed in advance of billings                                                         2,643              557
  Other current assets                                                                          1,123            1,296
                                                                                           ----------       ----------
    Total current assets                                                                      104,111           10,651
Property and equipment, net                                                                     2,290            1,368
Purchased software, net                                                                           495              566
Other assets                                                                                      834              598
                                                                                           ----------       ----------
    Total assets                                                                           $  107,730       $   13,183
                                                                                           ==========       ==========
       LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
                         STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable                                                                         $    1,955       $      819
  Accrued liabilities                                                                           2,583            1,449
  Unearned revenue                                                                                734              153
  Current portion of long-term debt and capital lease obligations                                  79               92
                                                                                           ----------       ----------
    Total liabilities                                                                           5,351            2,513
                                                                                           ----------       ----------
Series A mandatorily redeemable convertible preferred stock, $.01 par value; 0 and
 6,000,000 shares authorized as of March 31, 2000 and December 31, 1999, respectively; 0 and 2,450,000 shares issued and outstanding as of March 31, 2000
 and December 31, 1999, respectively                                                               --            6,810
Series B mandatorily redeemable convertible preferred stock, $.01 par value; 0 and
 75,000,000 shares authorized as of March 31, 2000 and December 31, 1999, respectively; 0 and 63,053,144 shares issued and outstanding as of March 31, 2000
 and December 31, 1999, respectively                                                               --           16,948
Value ascribed to mandatorily redeemable convertible preferred stock warrants                      --               84
                                                                                           ----------       ----------
                                                                                                   --           23,842
                                                                                           ----------       ----------
Stockholders' equity (deficit):
  Preferred stock, $.01 par value, 5,000,000 and 0 shares authorized as of March 31,
   2000 and December 31, 1999, respectively; no shares issued and outstanding at
   March 31, 2000 and December 31, 1999, respectively                                              --               --
  Common stock, $.01 par value; 100,000,000 and 12,500,000 shares authorized as of March 31, 2000 and December 31, 1999, respectively; 16,238,050 and 577,663 shares issued and outstanding as of March 31, 2000 and December 31, 1999,
   respectively                                                                                   162                6
  Additional paid-in capital                                                                  121,634            3,432
  Unearned compensation, net                                                                   (1,873)          (2,269)
  Accumulated deficit                                                                         (17,544)         (14,341)
                                                                                           ----------       ----------
   Total stockholders' equity (deficit)                                                       102,379          (13,172)
                                                                                           ----------       ----------
   Total liabilities and stockholders' equity (deficit)                                    $  107,730       $   13,183
                                                                                           ==========       ==========

    The accompanying notes are an integral part of these financial statements

                                 XCARE.NET, INC.

                             STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                             THREE MONTHS ENDED
                                                                 MARCH 31,
                                                        ---------------------------
                                                           2000             1999
                                                        ----------       ----------
Revenue                                                 $    2,465       $    1,311
Revenue from affiliate                                         387               --
                                                        ----------       ----------
   Total revenue                                             2,852            1,311
                                                        ----------       ----------
Costs and expenses:
   Cost of revenue                                           2,797              923
   Sales and marketing                                       1,110              155
   General and administrative                                1,867              144
   Research and development                                    461              104
   Stock compensation expense                                  518               --
                                                        ----------       ----------
     Total costs and expenses                                6,753            1,326
                                                        ----------       ----------
Loss from operations                                        (3,901)             (15)
   Interest income (expense), net                              698             (136)
                                                        ----------       ----------
Net loss                                                $   (3,203)      $     (151)
                                                        ==========       ==========
Net loss per common share - basic and diluted                 (.37)            (.43)
                                                        ==========       ==========
Weighted average common shares outstanding -
  basic and diluted                                          8,758              390
                                                        ==========       ==========


   The accompanying notes are an integral part of these financial statements.

                                 XCARE.NET, INC.

                             STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                 THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                            ---------------------------
                                                                               2000             1999
                                                                            ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                 $   (3,203)      $     (151)
   Adjustments to reconcile net loss to net cash provided by
      (used in) operating activities:
      Depreciation and amortization                                                289              188
      Loss on long-term contract                                                   145               --
      Provision for losses on receivables                                          250               --
      Amortization of unearned compensation                                        518               --
      Other                                                                        133               31
      Change in assets and liabilities:
        Accounts receivable                                                       (444)              58
        Work performed in advance of billings                                   (2,086)              --
        Other current assets                                                      (920)              32
        Other assets                                                              (236)             258
        Accounts payable                                                         1,136              850
        Accrued liabilities                                                        989             (789)
        Unearned revenue                                                           581             (201)
                                                                            ----------       ----------
           Net cash provided by (used in) operating activities                  (2,848)             276
                                                                            ----------       ----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                                           (1,140)             (36)
                                                                            ----------       ----------
Net cash used in investing activities                                           (1,140)             (36)
                                                                            ----------       ----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Principal payments on debt                                                       (2)             (13)
   Principal payments under capital leases                                         (11)            (152)
   Proceeds from issuance of common stock, net                                  95,326               --
   Exercises of stock options                                                       28               --
                                                                            ----------       ----------
           Net cash provided by (used in) financing activities                  95,341             (165)
                                                                            ----------       ----------

Net increase in cash and cash equivalents                                       91,353               75
Cash and cash equivalents at beginning of period                                 7,455              198
                                                                            ----------       ----------
Cash and cash equivalents at end of period                                  $   98,808       $      273
                                                                            ==========       ==========


SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING TRANSACTIONS

Conversion of mandatorily redeemable preferred stock and mandatorily
  redeemable preferred stock warrants to common stock                       $   23,849               --


    The accompanying notes are an integral part of these financial statements

                                 XCARE.NET, INC.

                          NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     Interim Financial Statements. The accompanying financial statements of XCare.net, Inc. (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The unaudited financial statements included herein have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for a fair presentation in accordance with accounting principles generally accepted in the United States. The results for the three-month period ended March 31, 2000 are not necessarily indicative of the results expected for the full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

     On February 9, 2000, the SEC declared effective the Company's Registration Statement on Form S-1. Pursuant to this Registration Statement, the Company completed an Initial Public Offering ("IPO") of 5,750,000 shares of its common stock (including 750,000 shares sold pursuant to the exercise of the underwriter's over-allotment option) at an IPO offering price of $18.00 per share (the "Offering"). Proceeds to the Company from the Offering, after calculation of the underwriter's discount, totaled approximately $94.2 million, net of offering costs of approximately $2.0 million. Concurrent with the closing of the IPO, all outstanding shares of the Company's convertible preferred stock were automatically converted into 9,108,122 shares of common stock. In addition, upon closing of the IPO, all outstanding common stock warrants and the Series A convertible preferred stock warrants were exercised. The Series A convertible preferred stock issued upon the exercise of the latter warrants was automatically converted into common stock and together with the exercise of the common stock warrants, resulted in the issuance of 702,924 additional shares of common stock.

     Revenue Recognition. For contracts entered into subsequent to January 1, 1998, the Company recognizes revenue in accordance with the provisions of Statement of Position 97-2, "Software Revenue Recognition". The Company derives revenue from license fees and related services under the terms of fixed price contracts. Maintenance revenue is derived from agreements for supporting and providing periodic updates to licensed software. Consulting revenue consists of revenue from consulting services provided pursuant to time and materials contracts. Transaction processing revenue is derived from transaction processing services and is recognized on a per-transaction basis as services are performed. Operational support revenue is derived from agreements for supporting and maintaining customers' processing environments and is recognized ratably over the service period.

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

Revenue from consulting services provided pursuant to time-and-materials contracts is recognized as the services are performed.
     Reclassifications. Certain prior year information has been reclassified to conform with the current year presentation.


2. NET LOSS PER COMMON SHARE

     Net loss per common share is calculated in accordance with SFAS No. 128, "Earnings per Share". Under the provisions of SFAS No. 128, basic net loss per common share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing the net loss for the period by the weighted average number of common and potential common shares outstanding during the period if their effect is dilutive. Potential common shares consist of incremental common shares issuable upon the exercise of stock options and warrants.

     The following table sets forth the computation of the numerators and denominators in the basic and diluted net loss per common share calculations for the periods indicated:

                                                                           THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                          2000            1999
                                                                       ----------       ----------
Numerator:
  Net loss                                                             $   (3,203)      $     (151)
  Accretion of mandatorily redeemable convertible preferred stock              (7)             (17)
                                                                       ----------       ----------
  Net loss available to common stockholders                            $   (3,210)      $     (168)
                                                                       ==========       ==========
Denominator:
  Weighted average common shares outstanding-- basic and diluted            8,758              390
                                                                       ==========       ==========


3. RECENT ACCOUNTING PRONOUNCEMENTS

     The Securities and Exchange Commission issued Staff Accounting Bulletin
(SAB) No. 101, "Revenue Recognition in Financial Statements," as amended, in December 1999 that provides further interpretive guidance for public companies. SAB No. 101 will be effective for the Company's second quarter of 2000. Management anticipates that the adoption of SAB No. 101 will not have a material impact on the Company's financial condition or results of operations and that it will not have a significant impact on its current licensing or revenue recognition practices.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     All statements, trend analysis and other information contained in this Management's Discussion and Analysis Of Financial Condition and Results of Operations" of XCare.net, Inc. ("XCare," or the "Company") are forward-looking statements within the meaning of the Private-Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, discussion relative to markets for our products and trends in revenue, gross margins and anticipated expense levels, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect" and "intend" and other similar expressions. All statements regarding the Company's expected financial position and operating results, business strategy, financing plans, forecast trends relating to our industry are forward-looking statements. These forward-looking statements are subject to business and economic risks and uncertainties, and our actual results of operations may differ materially from those contained in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the Company's Annual report on Form 10-K for the year ended December 31, 1999 under "Risk Factors" on pages 30 - 40. Unless required by law, the Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

However, readers should carefully review the risk factors set forth in other reports or documents the Company files from time to time with the Securities and Exchange Commission.

OVERVIEW

     XCare.net is an electronic commerce service provider for health care businesses. We have developed an Internet-based technology platform using extensible mark-up language, or XML, to process health care transactions and provide related services for payers, providers and other health care industry participants. We provide transaction processing services such as eligibility checking, claims submission, referral processing, physician credentialing, and appointment scheduling. We also provide consulting services to define, develop and implement Internet healthcare strategies as well as Web-site hosting, operational support and maintenance services for our customers.

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

     On February 9, 2000, the SEC declared effective the Company's Registration Statement on Form S-1. Pursuant to this Registration Statement, the Company completed an Initial Public Offering ("IPO") of 5,750,000 shares of its common stock (including 750,000 shares sold pursuant to the exercise of the underwriter's over-allotment option) at an IPO offering price of $18.00 per share (the "Offering"). Proceeds to the Company from the Offering, after calculation of the underwriter's discount, totaled approximately $94.2 million, net of offering costs of approximately $2.0 million. Concurrent with the closing of the IPO, all outstanding shares of the Company's convertible preferred stock were automatically converted into 9,108,122 shares of common stock. In addition, upon closing of the IPO, all outstanding common stock warrants and the Series A convertible preferred stock warrants were exercised. The Series A convertible preferred stock issued upon the exercise of the latter warrants was automatically converted into common stock and together with the exercise of the common stock warrants, resulted in the issuance of 702,924 additional shares of common stock.

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

     We incurred net losses and losses from operations the three months ended March 31, 2000 and 1999. As of March 31, 2000, we had an accumulated deficit of approximately $17.5 million. Since we began developing and marketing our Internet-based health care applications, services, and product offerings in early 1999, we have funded our business primarily by borrowing funds and from the sale of convertible preferred stock, and from our initial public offering of stock, not from cash generated by our business. We expect to continue to incur significant sales and marketing, research and development and general and administrative expenses. As a result, we will experience losses and negative cash flows for the foreseeable future. Factors which may prevent us from achieving or maintaining profitability and cause our stock price to decline include the demand for and acceptance of our solutions and our ability to attract new customers.

     During 1999 and through February 10, 2000, the effective date of the Company's initial public offering, in connection with stock options granted to certain employees and a consultant under the stock plan, we recorded unearned stock compensation representing the difference between the exercise price of the options and the deemed fair value of our common stock at the date of grant. This unearned stock compensation will be amortized to expense over the period during which the options or common stock subject to repurchase vest, generally four years, using an accelerated method as described in Financial Accounting Standards Board Interpretation No. 28. Amortization of unearned stock compensation amounted to approximately $518,000 during the three months ended March 31, 2000. We expect to recognize amortization expense related to unearned compensation for the aforementioned grants of approximately $1,510,000 in 2000, $570,000 in 2001, $260,000 in 2002 and $52,000 in 2003.

     In 1999, Laidlaw Inc., the Canadian parent company of American Medical Response, Inc. announced its intention to divest its interest in that company in order to focus on its transportation business. American Medical Response, Inc. is the parent company of one of our customers, American Medical Pathways, Inc ("AMP"). If such a sale is consummated, and the new owner decided to terminate our agreement, there would likely be a material adverse impact on our future earnings and cash flow. As of March 31, 2000, there has been no change in our relationship with AMP and we have continued to provide services under our agreement.

     The following table sets forth, for the periods indicated, certain items from the Company's statements of operations as a percentage of total revenue:


                                                  THREE MONTHS ENDED
                                                      MARCH 31,
                                               ------------------------
                                                2000              1999
                                               ------             -----
Revenue                                          86.4%            100.0%
Revenue from affiliate                           13.6                --
                                               ------             -----
   Total revenue                                100.0             100.0
                                               ------             -----
Costs and expenses:
 Cost of revenue                                 98.1              70.4
 Sales and marketing                             38.9              11.8
 General and administrative                      65.5              11.0
 Research and development                        16.2               7.9
 Stock compensation expense                      18.2              --
                                               ------             -----
   Total costs and expenses                     236.8             101.1
                                               ------             -----
Loss from operations                           (136.8)             (1.1)
 Interest income (expense), net                  24.5             (10.4)
                                               ------             -----
Net loss                                       (112.3)%           (11.5)%
                                               ======             =====


COMPARISON OF THE COMPANY'S RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999.

     Total revenue. Total revenue increased $1.6 million, or 117%, to $2.9 million for the three months ended March 31, 2000 from $1.3 for the three months ended March 31, 1999. This increase reflects revenue recognized from existing customers and an increase in average total arrangement fees during the three months ended March 31, 2000, as compared to the same 1999 period.

     Cost of revenue. Cost of revenue includes personnel and related overhead costs, payments to third-party consultants who assist with implementation and support services, facilities costs and equipment depreciation. Cost of revenue increased $1.9 million, or 203%, to $2.8 million for the three months ended March 31, 2000 from $923,000 for the year earlier period. This increase reflects the cost of additional personnel hired to support the growth in our internet-based implementation and customer development. Also, for the three months ended March 31, 2000, significant research and development costs were charged to cost of revenue. This resulted from the Company entering into a development agreement with a major customer prior to completion of the internal development effort. We anticipate cost of revenue expenditures will increase as we continue to expand our internet strategy.

     Sales and marketing. Sales and marketing expenses consist of personnel and related overhead costs, including commissions, travel expenses, field sales office expenses and advertising and promotion costs. Sales and marketing expenses increased $955,000, or 616%, to $1.1 million during the three months ended March 31,2000 from $155,000 for the three months ended March 31, 1999. This increase reflects salary and benefit increases due to the growth of sales and marketing personnel by approximately 370%, as well as the associated increases in support areas such as facilities and telephone costs. In conjunction with this growth, expenses were incurred to develop an in-depth market and competitive analysis and brand development plan. Additionally, travel and entertainment and trade show and conference expenses increased as the marketing program was expanded and intensified.

     General and administrative. General and administrative expenses include personnel and related overhead costs for our executive, administrative, finance and human resources functions, as well as legal and accounting fees. General and administrative expenses increased $1.7 million, or 1,196%, to $1.9 million for the three months ended March 31, 2000 from $144,000 from the year earlier period. This increase was due to the rapid growth of the Company, as well as its transition from a private Company to a public company. Growth related expenses were primarily due to an increase in personnel and recruiting costs in the areas of human resources, accounting and administration. To increase the rate of growth, outside contractors have been hired to perform certain support functions as the permanent staff is being assembled. Professional fees increased due to additional legal and accounting fees associated with periodic reporting requirements of a public company. Officers and directors insurance was obtained subsequent to becoming a public company, resulting in an increase in insurance expense of approximately $80,000. Additionally, to settle a dispute, we revised the exercise price of a warrant to purchase shares of common stock, and in conjunction with the exercise of those warrants, recorded a one-time charge of $132,000 during the first quarter of 2000.

     Research and development. Research and development expenses include personnel and related overhead costs for product development, enhancements to existing applications and services and quality assurance activities. Research and development expenses increased $357,000, or 343%, to $461,000 for the three months ended March 31, 2000 from $104,000 for the three months ended March 31, 1999. This increase reflects an increase in salaries and benefits due to a 42% increase in departmental personnel and the use of outside contractors.

     Stock compensation expense. During the three months ended March 31, 2000, we recorded aggregate unearned compensation of $122,000 in connection with the grant of certain stock options. Amortization of the aggregate amount of unearned compensation amounted to $518,000 for the three months ended March 31, 2000.

     Interest income (expense), net. Interest income (expense), net includes interest expense on our convertible promissory notes and capital lease obligations offset by interest income on cash and cash equivalent balances. Interest income, net of interest expense, increased $834,000, to $698,000 for the three months ended March 31, 2000 from a net interest expense of $136,000 for the prior year. This increase is due to the conversion of convertible promissory notes to Series B convertible preferred stock in June 1999, the reduction of debt and capital lease obligations during 1999 with the proceeds of the Series B preferred stock issued for cash, as noted above, and the interest income realized from the investment of the proceeds from our initial public offering which occurred in February 2000.

     Income tax (benefit) expense. No provision for federal and state income taxes has been recorded for the three months ended March 31, 2000 or 1999 as we have incurred net operating losses for each of these periods. We believe that, based on the history of losses and other factors, the weight of available evidence indicates that it is more likely than not that we will not be able to realize our deferred tax assets, and thus a full valuation allowance has been recorded against such assets as of March 31, 2000 and 1999.

     Net loss. Net loss increased $3.1 million to $3.2 million for the three months ended March 31, 1999 from $151,000 for the year earlier period. This increase is the result of increases in revenue of $1.6 million and interest income (expense), net of $834,000, offset by an increase in total costs and expenses of $5.4 million, as discussed above.


LIQUIDITY AND CAPITAL RESOURCES

     We have historically financed our operations through a combination of cash flow from operations, private sales of common and convertible preferred stock, and issuances of convertible promissory notes. At March 31,2000, our principal sources of liquidity included $98.8 million in working capital with no long-term outstanding debt. The Company performs ongoing evaluations of its customers' financial condition and, generally, requires no collateral from its customers. All such customers operate in the health care industry.

     On February 9, 2000, the SEC declared effective the Company's Registration Statement on Form S-1. Pursuant to this Registration Statement, the Company completed an Initial Public Offering ("IPO") of 5,750,000 shares of its common stock (including 750,000 shares sold pursuant to the exercise of the underwriter's over-allotment option) at an IPO offering price of $18.00 per share (the "Offering"). Proceeds to the Company from the Offering, after calculation of the underwriter's discount, totaled approximately $94.2 million, net of offering costs of approximately $2.0 million. Concurrent with the closing of the IPO, all outstanding shares of the Company's convertible preferred stock were automatically converted into 9,108,122 shares of common stock. In addition, upon closing of the IPO, all outstanding common stock warrants and the Series A convertible preferred stock warrants were exercised. The Series A convertible preferred stock issued upon the exercise of the latter warrants was automatically converted into common stock and together with the exercise of the common stock warrants, resulted in the issuance of 702,924 additional shares of common stock.

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

     Net cash used in operating activities for the three months ended March 31, 2000 was $2.8 million and net cash provided by operating activities for the three months ended March 31, 1999 was $276,000. Net cash used in operating activities is primarily attributable to net losses and net cash provided by operating activities is primarily attributable to an increase in certain liability accounts.

     Net cash used in investing activities for the three months ended March 31, 2000 and 1999 was $1.1 million and $36,000, respectively. Investing activities consist primarily of purchases of computer hardware and software, office furniture and equipment, offset by proceeds from the sale of property and equipment.

     Net cash provided by financing activities for the three months ended March 31, 2000 was $95.3 million and net cash used for financing activities for the three months ended March 31, 1999 was $165,000 and consists primarily of net proceeds from our initial public offering.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     The Securities and Exchange Commission issued Staff Accounting Bulletin
(SAB) No. 101, "Revenue Recognition in Financial Statements," as amended, in December 1999 that provides further interpretive guidance for public companies. SAB No. 101 will be effective for the Company's second quarter of 2000. Management anticipates that the adoption of SAB No. 101 will not have a material impact on the Company's financial condition or results of operations and that it will not have a significant impact on its current licensing or revenue recognition practices.


FACTORS AFFECTING THE COMPANY'S BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION

     In addition to other information contained in this Quarterly Report on Form 10-Q, the following risk factors should be carefully considered in evaluating the Company and its business because such factors currently have a significant impact, or may have a significant impact, on the Company's business, operating results or financial condition.

     We have experienced quarterly fluctuations in our operating and financial results due to the timing and relative size of new custom software development projects, cancellations of projects and fluctuations in cost including personnel, equipment and facilities costs. We expect quarterly results to fluctuate in the future due to the timing and introduction of new applications and services and other market factors.

     Additional risk factors that currently have a significant impact, or may have a significant impact on the Company's business, operating results or financial condition include, but are not limited to, those discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, under "Risk Factors" on pages 30 - 40. Unless required by law, the Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. However, readers should carefully review the risk factors set forth in other reports or documents the Company files from time to time with the Securities and Exchange Commission.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In the ordinary course of its operations, the Company is exposed to certain market risks, primarily changes in interest rates. Uncertainties that are either nonfinancial or nonquantifiable, such as political, economic, other regulatory, or credit risks are not included in the following assessment of the Company's market risks.

     Interest Rates. Investments, including cash equivalents, consist of U.S., state, and municipal bonds, as well as domestic corporate bonds, with maturities of up to 18 months. All investments are classified as held-to-maturity as defined in SFAS No. 115. "Accounting for Certain Investments in Debt and Equity Securities," and, accordingly, are carried at amortized cost.


Part II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     There are no material legal proceedings pending against us. We could become involved in litigation from time to time relating to claims arising out of our ordinary course of business.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     On February 9, 2000, the SEC declared effective the Company's Registration Statement on Form S-1. Pursuant to this Registration Statement, the Company completed an Initial Public Offering ("IPO") of 5,750,000 shares of its common stock (including 750,000 shares sold pursuant to the exercise of the underwriter's over-allotment option) at an IPO offering price of $18.00 per share (the "Offering"). Proceeds to the Company from the Offering, after calculation of the underwriter's discount, totaled approximately $94.2 million, net of offering costs of approximately $2.0 million. Concurrent with the closing of the IPO, all outstanding shares of the Company's convertible preferred stock were automatically converted into 9,108,122 shares of common stock. In addition, upon closing of the IPO, all outstanding common stock warrants and the Series A convertible preferred stock warrants were exercised. The Series A convertible preferred stock issued upon the exercise of the latter warrants was automatically converted into common stock and together with the exercise of the common stock warrants, resulted in the issuance of 702,924 additional shares of common stock.

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


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not Applicable


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Pursuant to section 228 of the Delaware General Corporation Law, the holders of outstanding voting stock of XCare,net, Inc., a Delaware corporation, having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting at which all shares entitled to vote thereon were present and voted, adopted the following items by written consent, without a meeting, effective as of December 31, 1999.

        1. The amendment of the Certificate of Incorporation to effect a reverse stock split of 10 shares to one share.

        2. The amendment and restatement of the Certificate of Incorporation to (i) increase the authorized number of post-reverse split shares of Common Stock to 100,000,000 shares, (ii) authorize 5,000,000 shares of blank check Preferred Stock, (iii) classify the Board of Directors, (iv) impose a supermajority voting requirement for certain proposals, and (v) eliminate stockholder actions by written consent.

        3. The amendment and restatement of the Bylaws of the Company to, among other things, (i) restrict who may call special shareholder meetings upon the closing of the Public Offering; (ii) establish the exact number of directors on the Board at nine; and (iii) eliminate stockholder actions by written consent.

        4. The amendment and restatement of the 1997 Stock Plan, effective upon the effective date of the Offering.

        5. The adoption of the 1999 Employee Stock Purchase Plan, effective upon the effective date of the Offering, and the reservation of 500,000 shares of Common Stock for issuance to employees of the Company who purchase shares through accumulated payroll deductions in accordance with the applicable law, plus an annual increase to be added on the date of the anniversary of the adoption of the

             Purchase Plan equal to the lesser of (i) 500,000 shares, or (ii) 2% of the outstanding shares on such date or lesser amount determined by the Board.

        6. The adoption of the 1999 Director Stock Option Plan, effective upon the effective date of the Offering, and the reservation of 250,000 shares of Common Stock for issuance thereunder.

ITEM 5. OTHER INFORMATION

             None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        Exhibits

        10.38 Hosting Services Agreement, dated September 9, 1999, by and between Registrant and Breathnet, LLC.

        10.39 Development Services Agreement, dated January 19, 2000, by and between Registrant and Community Health Electronic Clearing House

        10.40 Hosting Services Agreement, dated January 19, 2000, by and between Registrant and Texas Managed Care Administrative Services

        10.41 Development Services Agreement, dated February 24, 2000, by and between Registrant and Texas Managed Care Administrative Services

        10.42 Engagement for Development Services Agreement, dated February 29, 2000, by and between Registrant and Notify MD, Inc.

        10.43 Development Services Agreement, dated March 31, 2000, by and between Registrant and Lamar.com, Inc.

        10.44 Product Collaboration Agreement, dated January 19, 2000, by and between Registrant and e-MEDX, Inc.

        10.45 Professional Services Agreement, dated December 28, 1999, by and between Registrant and Expert Practice, Inc.

        10.46 Content Distribution Agreement, dated January 3, 2000, by and between Registrant and HealthGrades.com, Inc.

        10.47 Office lease, dated April 24, 2000, by and between Registrant and Property Colorado OBJLW One Corporation and USA Global Link, Inc.

        10.48 Office lease, dated February 23, 2000, by and between Registrant and Foster Enterprises

        27.1 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.

       Reports on Form 8-K

               None

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


XCARE.NET, INC.


Date: May 15, 2000                By: /s/ Lorine R. Sweeney
                                       ---------------------------------------
                                          Lorine R. Sweeney
                                          President and Chief Executive Officer


Date: May 15, 2000                By: /s/ Peter H. Cheesbrough
                                      ---------------------------------------
                                          Peter H. Cheesbrough
                                          Senior Vice President of Finance and
                                          Chief Financial Officer

                               INDEX TO EXHIBITS


        EXHIBIT
        NUMBER                    DESCRIPTION
        -------                   -----------
        10.38  Hosting Services Agreement, dated September 9, 1999, by and between Registrant and Breathnet, LLC.

        10.39 Development Services Agreement, dated January 19, 2000, by and between Registrant and Community Health Electronic Clearing House

        10.40 Hosting Services Agreement, dated January 19, 2000, by and between Registrant and Texas Managed Care Administrative Services

        10.41 Development Services Agreement, dated February 24, 2000, by and between Registrant and Texas Managed Care Administrative Services

        10.42  Engagement for Development Services Agreement, dated February
               29, 2000, by and between Registrant and Notify MD, Inc.

        10.43 Development Services Agreement, dated March 31, 2000, by and between Registrant and Lamar.com, Inc.

        10.44 Product Collaboration Agreement, dated January 19, 2000, by and between Registrant and e-MEDX, Inc.

        10.45 Professional Services Agreement, dated December 28, 1999, by and between Registrant and Expert Practice, Inc.

        10.46 Content Distribution Agreement, dated January 3, 2000, by and between Registrant and HealthGrades.com, Inc.

        10.47 Office lease, dated April 24, 2000, by and between Registrant and Property Colorado OBJLW One Corporation and USA Global Link,
               Inc.

        10.48 Office lease, dated February 23, 2000, by and between Registrant and Foster Enterprises

        27.1 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.