Form 10-Q
period 2000-06-30
XCARENET INC
filed 2000-08-14
CIK 1094561

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

           For the transition period from             to
                                          -----------    -----------

                        Commission file number 333-90165

                                 XCARE.NET, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                            85-0373486
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class - Common stock, par value $.01 per share

                    Outstanding at August 11, 2000 - 16,239,550

                                 XCARE.NET, INC.

                                TABLE OF CONTENTS

                                                                                                              Page No.
                                                                                                              --------

Part I - Financial Information

         Item 1 - Financial Statements:

                  Balance Sheet as of June 30, 2000 and December 31, 1999                                         3

                  Statement of Operations for the Three and Six months Ended June 30, 2000 and 1999               4

                  Statement of Cash Flows for the Six Months Ended June 30, 2000 and 1999                         5

                  Notes to Financial Statements                                                                   6

         Item 2 - Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                                             9

         Item 3 - Quantitative and Qualitative Disclosures About Market Risk                                     23

Part II - Other Information

         Item 1 - Legal Proceedings                                                                              23

         Item 2 - Changes in Securities and Use of Proceeds                                                      23

         Item 3 - Defaults Upon Senior Securities                                                                23

         Item 4 - Submission of Matters to a Vote of Security Holders                                            24

         Item 5 - Other Information                                                                              24

         Item 6 - Exhibits and Reports on Form 8-K                                                               24

Signatures                                                                                                       25

                                 XCARE.NET, INC.

PART I      FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

                                  BALANCE SHEET
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)
--------------------------------------------------------------------------------

                                                       ASSETS
                                                                                         JUNE 30,        DECEMBER 31,
                                                                                           2000             1999
                                                                                         ---------       ------------

Current assets:
  Cash and cash equivalents                                                              $  89,945        $   7,455
  Accounts receivable, net of allowance of $550 and $141, respectively                       2,807              890
  Receivables from affiliates                                                                1,447              453
  Work performed in advance of billings                                                        694              557
  Other current assets                                                                       2,103            1,296
                                                                                         ---------        ---------
    Total current assets                                                                    96,996           10,651
Property and equipment, net                                                                  3,053            1,368
Purchased software, net                                                                        424              566
Other assets                                                                                 2,071              598
                                                                                         ---------        ---------
    Total assets                                                                         $ 102,544        $  13,183
                                                                                         =========        =========

                         LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
                                           STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable                                                                       $   1,480        $     819
  Accrued liabilities                                                                        2,958            1,449
  Unearned revenue                                                                             472              153
  Current portion of long-term debt and capital lease obligations                               68               92
                                                                                         ---------        ---------
    Total liabilities                                                                        4,978            2,513
                                                                                         ---------        ---------

Series A mandatorily redeemable convertible preferred stock, $.01 par value; 0 and 6,000,000 shares authorized as of June 30, 2000 and December 31, 1999, respectively; 0 and 2,450,000 shares issued and outstanding as of June 30,
                                                                                                               2000
  and December 31, 1999, respectively                                                           --            6,810
Series B mandatorily redeemable convertible preferred stock, $.01 par value; 0 and
  75,000,000 shares authorized as of June 30, 2000 and December 31, 1999, respectively; 0 and 63,053,144 shares issued and outstanding as of June 30,
                                                                                                               2000
  and December 31, 1999, respectively                                                           --           16,948
Value ascribed to mandatorily redeemable convertible preferred stock warrants                   --               84
                                                                                         ---------        ---------
                                                                                                --           23,842
                                                                                         ---------        ---------
Stockholders' equity (deficit):
  Preferred stock, $.01 par value, 5,000,000 and 0 shares authorized as of June
   30, 2000 and December 31, 1999, respectively; no shares issued and outstanding at
   June 30, 2000 and December 31, 1999, respectively                                            --               --
  Common stock, $.01 par value; 100,000,000 and 12,500,000 shares authorized as of
   June 30, 2000 and December 31, 1999, respectively; 16,238,050 and 577,663 shares issued and outstanding as of June 30, 2000 and December 31, 1999, respectively
                                                                                               162                6
  Additional paid-in capital                                                               121,505            3,432
  Unearned compensation, net                                                                (1,468)          (2,269)
  Accumulated deficit                                                                      (22,633)         (14,341)
                                                                                         ---------        ---------
   Total stockholders' equity (deficit)                                                     97,566          (13,172)
                                                                                         ---------        ---------
   Total liabilities and stockholders' equity (deficit)                                  $ 102,544        $  13,183
                                                                                         =========        =========

    The accompanying notes are an integral part of these financial statements

                                 XCARE.NET, INC.

                             STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)
--------------------------------------------------------------------------------

                                                      THREE MONTHS ENDED                SIX MONTHS ENDED
                                                           JUNE 30,                         JUNE 30,
                                                    ------------------------        ------------------------
                                                      2000            1999            2000            1999
                                                    --------        --------        --------        --------

Revenue                                             $  2,413        $    530        $  4,878        $  1,841
Revenue from affiliates                                  276              --             663              --
                                                    --------        --------        --------        --------
   Total revenue                                       2,689             530           5,541           1,841
                                                    --------        --------        --------        --------

Costs and expenses:
   Cost of revenue                                     3,016             714           5,813           1,637
   Sales and marketing                                 1,891             138           3,001             293
   General and administrative                          2,981             282           4,848             426
   Research and development                              989              57           1,450             161
   Stock compensation expense                            406              --             924              --
                                                    --------        --------        --------        --------
     Total costs and expenses                          9,283           1,191          16,036           2,517
                                                    --------        --------        --------        --------
Loss from operations                                  (6,594)           (661)        (10,495)           (676)
   Interest income (expense), net                      1,505            (122)          2,203            (258)
                                                    --------        --------        --------        --------
Net loss                                            $ (5,089)       $   (783)       $ (8,292)       $   (934)
                                                    ========        ========        ========        ========

Net loss per common share - basic and diluted       $  (0.31)       $  (2.00)       $  (0.66)       $  (2.45)
                                                    ========        ========        ========        ========
Weighted average common shares outstanding
- basic and diluted                                   16,238             400          12,498             395
                                                    ========        ========        ========        ========

    The accompanying notes are an integral part of these financial statements

                                 XCARE.NET, INC.

                             STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)
--------------------------------------------------------------------------------

                                                                              SIX MONTHS ENDED
                                                                                  JUNE 30,
                                                                           ------------------------
                                                                             2000            1999
                                                                           --------        --------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                 $ (8,292)       $   (934)
  Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                              682             377
     Provision for losses on receivables                                        560              --
     Stock compensation expense                                                 924              --
     Other                                                                      132             380
     Changes in assets and liabilities:
         Accounts receivable                                                 (2,477)            229
         Receivables from affiliates                                           (994)             --
         Work performed in advance of billings                                 (137)             --
         Other current assets                                                (1,900)             (6)
         Long-term deferred contract costs                                       --             285
         Accounts payable                                                       661            (240)
         Accrued liabilities                                                  1,509            (527)
         Unearned revenue                                                       319            (280)
                                                                           --------        --------
              Net cash used in operating activities                          (9,013)           (716)
                                                                           --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                                         (2,225)            (70)
  Investment in related party                                                (1,182)             --
  Long-term security deposits                                                  (291)             --
                                                                           --------        --------
              Net cash used in investing activities                          (3,698)            (70)
                                                                           --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of debt                                                 --             205
  Principal payments on debt                                                     (2)           (123)
  Principal payments under capital leases                                       (22)           (302)
  Proceeds from issuance of preferred stock, net                                 --           7,320
  Proceeds from issuance of common stock, net                                95,197               6
  Exercises of stock options                                                     28              --
                                                                           --------        --------
              Net cash provided by financing activities                      95,201           7,106
                                                                           --------        --------

  Net increase in cash and cash equivalents                                  82,490           6,320
  Cash and cash equivalents at beginning of period                            7,455             198
                                                                           --------        --------
  Cash and cash equivalents at end of period                               $ 89,945        $  6,518
                                                                           ========        ========

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING TRANSACTIONS
  Conversion of mandatorily redeemable preferred stock and
    mandatorily redeemable preferred stock warrants to common stock        $ 23,849        $     --
  Conversion of convertible promissory notes and accrued interest to
    Series B mandatorily redeemable convertible preferred stock                  --           3,204

    The accompanying notes are an integral part of these financial statements

                                 XCARE.NET, INC.

                          NOTES TO FINANCIAL STATEMENTS
                         (TABULAR AMOUNTS IN THOUSANDS)

1.   BASIS OF PRESENTATION

     Interim Financial Statements. The accompanying financial statements of XCare.net, Inc. (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The unaudited financial statements included herein have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for a fair presentation in accordance with accounting principles generally accepted in the United States. The results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results expected for the full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

     On February 9, 2000, the SEC declared effective the Company's Registration Statement on Form S-1. Pursuant to this Registration Statement, the Company completed an Initial Public Offering ("IPO") of 5,750,000 shares of its common stock (including 750,000 shares sold pursuant to the exercise of the underwriter's over-allotment option) at an IPO offering price of $18.00 per share (the "Offering"). Proceeds to the Company from the Offering, after calculation of the underwriter's discount, totaled approximately $94.1 million, net of offering costs of approximately $2.1 million. Concurrent with the closing of the IPO, all outstanding shares of the Company's convertible preferred stock were automatically converted into 9,108,122 shares of common stock. In addition, upon closing of the IPO, all outstanding common stock warrants and the Series A convertible preferred stock warrants were exercised. The Series A convertible preferred stock issued upon the exercise of the latter warrants was automatically converted into common stock and together with the exercise of the common stock warrants, resulted in the issuance of 702,924 additional shares of common stock.

     Revenue Recognition. The Company recognizes revenue in accordance with the provisions of Statement of Position 97-2, "Software Revenue Recognition". The Company derives revenue from license fees and related services under the terms of fixed price contracts. Maintenance revenue is derived from agreements for supporting and providing periodic updates to licensed software. Consulting revenue consists of revenue from consulting services provided pursuant to time and materials or fixed price contracts. Transaction processing revenue is derived from transaction processing services and is recognized on a per-transaction basis as services are performed. Operational support revenue is derived from agreements for supporting and maintaining customers' processing environments and is recognized ratably over the service period.

     The sale of a licensing arrangement generally generates licensing fees as well as related services revenue. When the related services revenue is not significant and is not integral to a licensing sale, the licensing fees are recognized at the time of software delivery. The related service revenue is recognized on a percentage-of-completion method.

     When the related services revenue is significant or is integral to a licensing arrangement, the licensing fees and related services are generally recognized from fixed price contracts using the percentage-of-completion method of accounting where collectibility of fees is probable. Where collectibility of fees is not probable, the Company defers revenue and related costs as deferred contract costs and recognizes revenue and cost of revenue as cash is collected.

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

                                 XCARE.NET, INC.

                          NOTES TO FINANCIAL STATEMENTS
                         (TABULAR AMOUNTS IN THOUSANDS)

     Maintenance revenue and operational support revenue are recorded as unearned revenue and recognized ratably over the service periods, which are generally 12 months. When maintenance is bundled with the original license fee arrangement, its fair value is deferred and recognized during the period such services are provided.

     Revenue from consulting services provided pursuant to time-and-materials contracts are recognized as the services are performed and for fixed price contracts on a percentage-of-completion basis.

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

     The following table sets forth the computation of the numerators and denominators in the basic and diluted net loss per common share calculations for the periods indicated:

                                                    THREE MONTHS ENDED               SIX MONTHS ENDED
                                                         JUNE 30,                        JUNE 30,
                                                  ------------------------        ------------------------
                                                    2000            1999            2000            1999
                                                  --------        --------        --------        --------

Numerator:
  Net loss                                        $ (5,089)       $   (783)       $ (8,292)       $   (934)
  Accretion of mandatorily redeemable
   convertible preferred stock                          --             (16)             (7)            (33)
                                                  --------        --------        --------        --------
  Net loss available to common stockholders       $ (5,089)       $   (799)       $ (8,299)       $   (967)
                                                  ========        ========        ========        ========
Denominator:
  Weighted average common shares
   outstanding - basic and diluted                  16,238             400          12,498             395
                                                  ========        ========        ========        ========

                                 XCARE.NET, INC.

                          NOTES TO FINANCIAL STATEMENTS
                         (TABULAR AMOUNTS IN THOUSANDS)

3.   RELATED PARTY TRANSACTIONS

     The Receivables from affiliates include a past due amount from a customer who is also a partner in an entity that is a significant shareholder of the Company. The customer and the Company have entered into an agreement as of July 21, 2000 specifying a prescribed payment schedule with the final payment due November 30, 2000. In addition, the Company re-affirmed its warranty obligations under the terms of the original contract as part of the agreement. In accordance with the July 21, 2000 agreement, $0.2 million was received from the customer on July 24, 2000.

     Included in Other assets is an investment in a limited partnership for $1.2 million. The limited partnership's only investments are in customer of the Company. The customer is controlled by a significant shareholder of the Company. The investment is expected to facilitate the Company's introduction to and penetration of new markets.

4.   RECENT ACCOUNTING PRONOUNCEMENTS

     The Securities and Exchange Commission issued Staff Accounting Bulletin
(SAB) No. 101, "Revenue Recognition in Financial Statements," as amended, in December 1999 that provides further interpretive guidance for public companies. SAB No. 101 will be effective for the Company's fourth quarter of fiscal 2000. Management anticipates that the adoption of SAB No. 101 will not have a material impact on the Company's financial condition or results of operations and that it will not have a significant impact on its current licensing or revenue recognition practices.

                                 XCARE.NET, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     All statements, trend analysis and other information contained in this Management's Discussion and Analysis Of Financial Condition and Results of Operations of XCare.net, Inc. ("XCare," or the "Company") are forward-looking statements within the meaning of the Private-Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, discussion relative to markets for our products and trends in revenue, gross margins and anticipated expense levels, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect" and "intend" and other similar expressions. All statements regarding the Company's expected financial position and operating results, business strategy, financing plans, forecast trends relating to our industry are forward-looking statements. These forward-looking statements are subject to business and economic risks and uncertainties, and our actual results of operations may differ materially from those contained in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Factors That May Affect Future Results of Operations" and in the Company's Annual report on Form 10-K for the year ended December 31, 1999 under "Risk Factors." Unless required by law, the Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. However, readers should carefully review the risk factors set forth in other reports or documents the Company files from time to time with the Securities and Exchange Commission.

OVERVIEW

     XCare.net is an electronic commerce service provider for health care businesses. We have developed an Internet-based technology platform using extensible mark-up language, or XML, to process health care transactions and provide related services for payers, providers and other health care industry participants. We provide transaction processing services such as eligibility checking, claims submission, referral processing, physician credentialing, and appointment scheduling. We also provide consulting services to define, develop and implement Internet healthcare strategies as well as Web site hosting, operational support and maintenance services for our customers.

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

     On February 9, 2000, the SEC declared effective the Company's Registration Statement on Form S-1. Pursuant to this Registration Statement, the Company completed an Initial Public Offering ("IPO") of 5,750,000 shares of its common stock (including 750,000 shares sold pursuant to the exercise of the underwriter's over-allotment option) at an IPO offering price of $18.00 per share (the "Offering"). Proceeds to the Company from the Offering, after calculation of the underwriter's discount, totaled approximately $94.1 million, net of offering costs of approximately $2.1 million. Concurrent with the closing of the IPO, all outstanding shares of the Company's convertible preferred stock were automatically converted into 9,108,122 shares of common stock. In addition, upon closing of the IPO, all outstanding common stock warrants and the Series A convertible preferred stock warrants were exercised. The Series A convertible preferred stock issued upon the exercise of the latter warrants was automatically converted into common stock and together with the exercise of the common stock warrants, resulted in the issuance of 702,924 additional shares of common stock.

     We recognize revenue in accordance with the provisions of Statement of Position 97-2, "Software Revenue Recognition." We derive revenue from license fees and related services under the terms of fixed price contracts. Maintenance revenue is derived from agreements for supporting and providing periodic updates to licensed software. Consulting revenue consists of revenue from consulting services provided pursuant to time and materials or fixed price contracts. Transaction processing revenue is derived from transaction processing services and is recognized on a per-transaction basis as services are performed. Operational support revenue is derived from agreements for supporting and maintaining customers' processing environments and is recognized ratably over the service period.

                                 XCARE.NET, INC.

     The sale of a licensing arrangement generally generates licensing fees as well as related services revenue. When the related services revenue is not significant and is not integral to a licensing sale, the licensing fees are recognized at the time of software delivery. The related service revenue is recognized on a percentage-of-completion method.

     When the related services revenue is significant or is integral to a licensing arrangement, the licensing fees and related services are generally recognized from fixed price contracts using the percentage-of-completion method of accounting where collectibility of fees is probable. Where collectibility of fees is not probable, the Company defers revenue and related costs as deferred contract costs and recognizes revenue and cost of revenue as cash is collected.

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

     Maintenance revenue and operational support revenue are recorded as unearned revenue and recognized ratably over the service periods, which are generally 12 months. When maintenance is bundled with the original license fee arrangement, its fair value is deferred and recognized during the period such services are provided.

     Revenue from consulting services provided pursuant to time-and-materials contracts are recognized as the services are performed and for fixed price contracts on a percentage-of-completion basis.

     We incurred net losses and losses from operations for the three and six months ended June 30, 2000 and 1999. As of June 30, 2000, we had an accumulated deficit of $22.6 million. Since we began developing and marketing our Internet-based health care applications, services, and product offerings in early 1999, we have funded our business primarily by borrowing funds and from the sale of convertible preferred stock, and from our initial public offering of stock, not from cash generated by our business. We expect to continue to incur significant sales and marketing, research and development and general and administrative expenses. As a result, we will experience losses and negative cash flows for the foreseeable future. Factors that may prevent us from achieving or maintaining profitability and cause our stock price to decline include the demand for and acceptance of our solutions and our ability to attract new customers.

     During 1999 and through February 9, 2000, the effective date of the Company's IPO, in connection with stock options granted to certain employees and a consultant under the stock plan, we recorded unearned stock compensation representing the difference between the exercise price of the options and the deemed fair value of our common stock at the date of grant. This unearned stock compensation will be amortized to expense over the period during which the options or common stock subject to repurchase vest, generally four years, using an accelerated method as described in Financial Accounting Standards Board Interpretation No. 28. Amortization of unearned stock compensation amounted to $406,000 and $924,000 during the three and six months ended June 30, 2000, respectively. We expect to recognize amortization expense related to unearned compensation for the aforementioned grants of $1,510,000 in 2000, $570,000 in 2001, $260,000 in 2002 and $52,000 in 2003.

     In 1999, Laidlaw Inc., the Canadian parent company of American Medical Response, Inc. announced its intention to divest its interest in that company in order to focus on its transportation business. American Medical Response, Inc. is the parent company of one of our customers, American Medical Pathways, Inc ("AMP"). If such a sale is consummated, and the new owner decided to terminate our agreement, there would likely be a material adverse impact on our future earnings and cash flow. As of June 30, 2000, there has been no change in our relationship with AMP and we have continued to provide services under our agreement.

                                 XCARE.NET, INC.

     The following table sets forth, for the periods indicated, certain items from the Company's statements of operations as a percentage of total revenue:

                                      THREE MONTHS ENDED           SIX MONTHS ENDED
                                            JUNE 30,                   JUNE 30,
                                      -------------------         -------------------
                                      2000          1999          2000          1999
                                      -----         -----         -----         -----

Revenue                                89.7%        100.0%         88.0%        100.0%
Revenue from affiliate                 10.3           0.0          12.0           0.0
                                      -----         -----         -----         -----
   Total revenue                      100.0         100.0         100.0         100.0
                                      -----         -----         -----         -----

Costs and expenses:
 Cost of revenue                      112.2         134.7         104.9          88.9
 Sales and marketing                   70.3          26.0          54.2          15.9
 General and administrative           110.9          53.2          87.5          23.1
 Research and development              36.8          10.8          26.2           8.8
 Stock compensation expense            15.1           0.0          16.6           0.0
                                      -----         -----         -----         -----
   Total costs and expenses           345.3         224.7         289.4         136.7
                                      -----         -----         -----         -----
Loss from operations                  (245.3)       (124.7)       (189.4)       (36.7)
 Interest income (expense), net        56.0         (23.0)         39.8         (14.0)
                                      -----         -----         -----         -----
Net loss                              (189.3)%      (147.7)%      (149.6)%      (50.7)%
                                      =====         =====         =====         =====

COMPARISON OF THE COMPANY'S RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999.

     Total revenue. Total revenue increased $2.2 million, or 407%, to $2.7 million for the three months ended June 30, 2000 from $0.5 million for the three months ended June 30, 1999. This increase reflects the sale of a completed Web site to one customer, which accounted for $1.1 million or 39% of total revenue and increased consulting revenue derived from Internet-based development projects as compared to the managed care information systems (MCIS) implementation-related projects in the prior year; and higher recurring revenue from Web site hosting, transaction processing, operational support, recurring license fees and maintenance services in the three months ended June 30, 2000 as more of the Company's Internet-based development projects move into production.

     Cost of revenue. Cost of revenue consists primarily of salaries, bonuses and employee benefits for personnel and payments to third-party consultants who work on the consulting projects or are involved in the Web site hosting, operational support and maintenance services, and facilities costs and equipment depreciation that is directly related to Web site hosting and transaction processing services. Cost of revenue increased $2.3 million, or 322%, to $3.0 million for the three months ended June 30, 2000 from $0.7 million for the year earlier period. This increase reflects the cost of additional personnel hired to support the growth in our Internet-based development projects and an increase in the ratio of third-party contractors to Company personnel. Third-party contractors generally cost the Company more than our own personnel and consequently generate lower gross profit margins. We anticipate cost of revenue expenditures will increase as we continue to expand our Internet strategy.

     Sales and marketing. Sales and marketing expenses consist of personnel-related costs, including salaries, commissions, employee benefits, travel expenses, field sales office expenses and advertising and promotion costs. Sales and marketing expenses increased $1.7 million, or 1,270%, to $1.8 million during the three months ended June 30, 2000 from $0.1 million for the three months ended June 30, 1999. This increase reflects additional personnel and increased travel and entertainment and trade show and conference expenses as the Company's sales and marketing programs were expanded and intensified.

     General and administrative. General and administrative expenses include personnel and overhead costs for our executive, administrative, finance, facilities and human resources functions, as well as professional fees, insurance and bad debt expense. General and administrative expenses increased $2.7 million, or 957%, to $3.0 million for the three months ended June 30, 2000 from $0.3 million from the year earlier period. This increase was due to the rapid growth of the Company, as well as its transition from a private Company to a public company. Growth-related expenses were primarily due to an increase in personnel in the areas of human resources, accounting and administration and recruiting costs. Professional fees increased due to additional legal and accounting fees associated with periodic reporting requirements of a public company and consulting fees associated with process improvement initiatives. Subsequent to our IPO in February 2000, we purchased directors and officers insurance resulting in an increase in insurance expense. We have begun the dispute resolution process as set out in the contracts with two of our customers for payment of past due receivables. Accordingly, we increased our allowance for doubtful accounts by $0.3 million during the three months ended June 30, 2000 for the potentially uncollectible portion of these receivables. In addition, we recently entered into an agreement with one of our customers, which is a related party, for the payment of a past due receivable. Pursuant to the terms of this agreement, the related party agreed to pay all outstanding amounts owed to us by November 30, 2000.

                                 XCARE.NET, INC.

     Research and development. Research and development expenses include personnel costs and facilities and depreciation costs that are directly related to product development, enhancements to existing applications and services and quality assurance activities. Research and development expenses increased $0.9 million, or 1,635%, to $1.0 million for the three months ended June 30, 2000 from $57,000 for the three months ended June 30, 1999. This increase reflects an increase in salaries and benefits due to an increase in departmental personnel and the increased use of third-party contractors.

     Stock compensation expense. During the three months ended June 30, 2000, we recorded amortization of the aggregate amount of unearned compensation of $0.4 million.

     Interest income (expense), net. Interest income (expense), net includes interest income on cash and cash equivalent balances offset by interest expense on our capital lease obligation, and in 1999, interest expense on our convertible promissory notes. Interest income, net of interest expense, increased $1.6 million, to net interest income of $1.5 million for the three months ended June 30, 2000 from net interest expense of $0.1 million for the prior year period. This increase is primarily due to the interest income realized from the investment of the proceeds from our IPO in the first quarter 2000 and the reduction of debt and capital lease obligations during 1999.

     Income tax (benefit) expense. No provision for federal and state income taxes has been recorded for the three months ended June 30, 2000 or 1999 as we have incurred net operating losses for each of these periods. We believe that, based on the history of losses and other factors, the weight of available evidence indicates that it is more likely than not that we will not be able to realize our deferred tax assets, and thus a full valuation allowance has been recorded against such assets as of June 30, 2000 and 1999.


COMPARISON OF THE COMPANY'S RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

     Total revenue. Total revenue increased $3.7 million, or 201%, to $5.5 million for the six months ended June 30, 2000 from $1.8 million for the six months ended June 30, 1999. This increase reflects the sale of a completed Web site to one customer, which accounted for $1.1 million or 19% of total revenue and increased consulting revenue derived from more time intensive Internet-based development projects as compared to the managed care information systems (MCIS) implementation-related projects in the prior year; and higher recurring revenue from Web-site hosting, transaction processing, operational support, recurring license fees and maintenance services in the six months ended June 30, 2000 as more of the Company's Internet-based development projects move into production.

     Cost of revenue. Cost of revenue consists primarily of salaries, bonuses and employee benefits for personnel and payments to third-party consultants who work on the consulting projects or are involved in the Web site hosting, operational support and maintenance services, and facilities costs and equipment depreciation that is directly related to Web site hosting and transaction processing services. Cost of revenue increased $4.2 million, or 255%, to $5.8 million for the six months ended June 30, 2000 from $1.6 million for the year earlier period. This increase reflects the cost of additional personnel hired to support the growth in our Internet-based development projects and an increase in the ratio of third-party contractors to Company personnel. Third-party contractors generally cost the Company more than our own personnel and consequently generate lower gross profit margins. Also, for the first quarter 2000, significant research and development costs were charged to cost of revenue. This resulted from the Company entering into a development agreement with a major customer prior to completion of the internal development effort. We anticipate cost of revenue expenditures will increase as we continue to expand our Internet strategy.

     Sales and marketing. Sales and marketing expenses consist of personnel-related costs, including salaries, commissions, employee benefits, travel expenses, field sales office expenses and advertising and promotion costs. Sales and marketing expenses increased $2.7 million, or 924%, to $3.0 million during the six months ended June 30, 2000 from $0.3 million for the six months ended June 30, 1999. This increase reflects additional personnel and increased travel and entertainment and trade show and conference expenses as the Company's sales and marketing programs were expanded and intensified. Also, in the first quarter 2000, expenses were incurred to develop an in-depth market and competitive analysis and brand development plan.

     General and administrative. General and administrative expenses include personnel and overhead costs for

                                 XCARE.NET, INC.

our executive, administrative, finance, facilities and human resources functions, as well as professional fees, insurance and bad debt expense. General and administrative expenses increased $4.4 million, or 1,038%, to $4.8 million for the six months ended June 30, 2000 from $0.4 million from the year earlier period. This increase was due to the rapid growth of the Company, as well as its transition from a private Company to a public company. Growth-related expenses were primarily due to an increase in personnel in the areas of human resources, accounting and administration and recruiting costs. Professional fees increased due to additional legal and accounting fees associated with periodic reporting requirements of a public company and consulting fees associated with process improvement initiatives. Subsequent to our IPO in February 2000, we purchased directors and officers insurance resulting in an increase in insurance expense. We have begun the dispute resolution process as set out in the contracts with two of our customers for payment of past due receivables. Accordingly, we increased our allowance for doubtful accounts by $0.6 million during the six months ended June 30, 2000 for the potentially uncollectible portion of these receivables. In addition, we recently entered into an agreement with one of our customers, which is a related party, for the payment of a past due receivable. Pursuant to the terms of this agreement, the related party agreed to pay all outstanding amounts owed to us by November 30, 2000.

     Research and development. Research and development expenses include personnel costs and facilities and depreciation costs that are directly related to product development, enhancements to existing applications and services and quality assurance activities. Research and development expenses increased $1.3 million, or 801%, to $1.5 million for the six months ended June 30, 2000 from $0.2 million for the six months ended June 30, 1999. This increase reflects an increase in salaries and benefits due to an increase in departmental personnel and the increased use of third-party contractors.

     Stock compensation expense. During the six months ended June 30, 2000, we recorded amortization of the aggregate amount of unearned compensation of $0.9 million.

     Interest income (expense), net. Interest income (expense), net includes interest income on cash and cash equivalent balances offset by interest expense on our capital lease obligation, and in 1999, interest expense on our convertible promissory notes. Interest income, net of interest expense, increased $2.5 million, to net interest income of $2.2 million for the six months ended June 30, 2000 from net interest expense of $0.3 million for the prior year period. This increase is primarily due to the interest income realized from the investment of the proceeds from our IPO in the first quarter 2000 and the reduction of debt and capital lease obligations during 1999.

     Income tax (benefit) expense. No provision for federal and state income taxes has been recorded for the six months ended June 30, 2000 or 1999 as we have incurred net operating losses for each of these periods. We believe that, based on the history of losses and other factors, the weight of available evidence indicates that it is more likely than not that we will not be able to realize our deferred tax assets, and thus a full valuation allowance has been recorded against such assets as of June 30, 2000 and 1999.

                                 XCARE.NET, INC.

LIQUIDITY AND CAPITAL RESOURCES

     We have historically financed our operations through a combination of cash flow from operations, private sales of common and convertible preferred stock, and issuances of convertible promissory notes. At June 30, 2000, our principal sources of liquidity included $92.0 million in working capital with no long-term outstanding debt. The Company performs ongoing evaluations of its customers' financial condition and, generally, requires no collateral from its customers.

     On February 9, 2000, the SEC declared effective the Company's Registration Statement on Form S-1. Pursuant to this Registration Statement, the Company completed an Initial Public Offering ("IPO") of 5,750,000 shares of its common stock (including 750,000 shares sold pursuant to the exercise of the underwriter's over-allotment option) at an IPO offering price of $18.00 per share (the "Offering"). Proceeds to the Company from the Offering, after calculation of the underwriter's discount, totaled approximately $94.1 million, net of offering costs of approximately $2.1 million. Concurrent with the closing of the IPO, all outstanding shares of the Company's convertible preferred stock were automatically converted into 9,108,122 shares of common stock. In addition, upon closing of the IPO, all outstanding common stock warrants and the Series A convertible preferred stock warrants were exercised. The Series A convertible preferred stock issued upon the exercise of the latter warrants was automatically converted into common stock and together with the exercise of the common stock warrants, resulted in the issuance of 702,924 additional shares of common stock.

     We expect to use our cash and cash equivalents, as well as the net proceeds from this offering, for general corporate purposes, working capital and capital expenditures to fund our operations and to continue expanding our product offerings. The amounts and timing of our actual expenditures will depend upon numerous factors, including the status of our product development efforts, marketing and sales activities, and the amount of cash generated by our operations and competition. We may find it necessary or advisable to use portions of the proceeds for other purposes. A portion of the proceeds may also be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. Pending use of the net proceeds for the above purposes, we intend to invest such funds in short-term, interest-bearing, investment grade obligations.

     Net cash used in operating activities for the six months ended June 30, 2000 was $9.0 million and for the six months ended June 30, 1999 was $0.7 million. Net cash used in operating activities is primarily attributable to net losses.

     Net cash used in investing activities for the six months ended June 30, 2000 and 1999 was $3.7 million and $70,000, respectively. Investing activities consist primarily of purchases of computer hardware and software and office furniture and equipment and an investment in a related party.

     Net cash provided by financing activities for the six months ended June 30, 2000 was $95.2 million and consists primarily of net proceeds from our initial public offering. Net cash provided by financing activities for the six months ended June 30, 1999 was $7.1 million and consists primarily of net proceeds from the issuance of Series B convertible preferred stock.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     The Securities and Exchange Commission issued Staff Accounting Bulletin
(SAB) No. 101, "Revenue Recognition in Financial Statements," as amended, in December 1999 that provides further interpretive guidance for public companies. SAB No. 101 will be effective for the Company's fourth quarter of fiscal 2000. Management anticipates the adoption of SAB No. 101 will not have a material impact on the Company's financial condition or results of operations and that it will not have a significant impact on its current licensing or revenue recognition practices.

                                 XCARE.NET, INC.

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

Our business and prospects are difficult to evaluate because we are in a transitional stage of development.

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

We will have difficulty predicting our future results of operations.

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

We have incurred losses since changing our focus to internet-based solutions and we may not be able to achieve or sustain profitability.

     We incurred net losses and losses from operations for the six months ended June 30, 2000 and 1999 and for the years ended December 31, 1999 and 1998. As of June 30, 2000, we had an accumulated deficit of $22.6 million. Since we began developing and marketing our Internet-based health care products and services in early 1999, we have funded our business primarily by borrowing funds and from the sale of our stock, not from cash generated by our business. We expect to continue to incur significant sales and marketing, research and development and general and administrative expenses. As a result, we will experience losses and negative cash flows for the foreseeable future. Factors which may prevent us from achieving or maintaining profitability and cause our stock price to decline include the demand for and acceptance of our products, product enhancements and services, and our ability to attract new customers, as well as a number of other factors described elsewhere in this section.

Our quarterly operating results are likely to fluctuate significantly and may fail to meet the expectations of securities analysts and investors, causing our share price to decline.

     Our quarterly operating results have fluctuated significantly in the past and are likely to fluctuate in the future depending on a number of factors described below and elsewhere in this section, including: any delay in the introduction of new applications, services and product offerings and enhancements of existing solutions; the loss of a major customer; reductions in the average selling prices of our applications, services and product offerings; cost pressures from shortages of skilled technical employees, increased product development and engineering expenditures; and changes in industry market conditions.

     Due to the factors described above and other factors, our results of operations could fluctuate substantially in the future, and quarterly comparisons may not indicate reliable trends of future performance. If our operating results do not meet the expectations of securities analysts and investors, our share price is likely to decline.

If we fail to develop relationships with established health care industry participants, we may experience delays in the growth of our business.

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

                                 XCARE.NET, INC.

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

If we cannot maintain our relationships with established health care industry participants, our applications, services and products may not achieve market acceptance.

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

If the health care industry does not accept the need for a common technology platform, our business would not grow.

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

If physicians and other health care providers do not accept internet-based workflow modifications, the market for our products may not grow.

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

If the extensible mark-up language fails to become a standard data exchange protocol for the internet, the marketability of our products may be limited.

     Our XCare.net platform operates with the extensible mark-up language, or XML. The failure of extensible mark-up language to become well accepted would seriously impede the marketability of our products and force us to adapt our products to other data exchange protocols. Any such adaptation may entail substantial costs, may require substantial time and effort, and may not lead to marketable and competitive products. In addition, if incompatible versions of the extensible mark-up language standard arise in the market, the market for extensible mark-up language-based applications may grow slowly or not at all. If the version of extensive mark-up language for which we have developed applications, services and product offerings does not gain widespread acceptance, we will have to adapt our products to another version of extensible mark-up language, which will cause delays in shipments of our application and product offerings and impede our ability to provide services.

                                 XCARE.NET, INC.

Our revenue is concentrated in a few customers, which puts our revenue at risk.

     We receive a substantial majority of our revenue from a limited number of customers. For the six months ended June 30, 2000, sales to NurseFinders, Inc. accounted for 19% of our revenue, sales to Expert Practice, Inc. accounted for 18% of our revenue, sales to Munshee.com, LLC (a related party) accounted for 9% of our revenue, sales to Methodist Care, Inc. accounted for 9% of our revenue and sales to American Medical Pathways, Inc. a subsidiary of American Medical Response, Inc., accounted for 7% of revenue. We expect that a significant portion of our revenue will continue to depend on sales to a small number of customers. If we do not generate as much revenue from these major customers as we expect to, or if we lose any of them as customers, our total revenue will be significantly reduced.

     We have a contract with American Medical Pathways, Inc., a wholly owned subsidiary of American Medical Response, Inc., to provide third-party administrative services in connection with its contracts to provide medical transportation services. Our revenue under this contract accounted for 7% of our revenue for the six months ended June 30, 2000. American Medical Pathways, Inc. may terminate our contract on 120 days notice. In addition, Laidlaw, Inc., the owner of American Medical Response, Inc., recently announced its decision to seek a buyer for American Medical Response, Inc. A new owner of American Medical Response, Inc. may not continue to provide the same level of medical transportation services or may seek to terminate our contract. Any termination of the contract or reduction in license fees earned under the contract would reduce our revenue and could slow our growth. American Medical Response, Inc. is the largest provider of private ambulance service in the United States. Therefore, if we lose revenue due to termination of the contract or reduction in license fees, it will be difficult to replace such revenue through contracts with other providers of medical transportation services.

If we lose key licenses we may be required to develop or license alternative technology, which may cause delays, add considerable expense or reduce sales.

     We currently rely on software that we have licensed from Sinclair Montrose Healthcare plc of London, England for our Match.Net Staffing and Scheduling product. We will integrate this software with our software applications, services and product offerings to centralize the scheduling and staffing functions for health care providers in a secure Internet environment. We currently have a license to the software, although this license may not continue to be available to us on commercially reasonable terms in the future. The loss of this license could result in delays or reductions of shipments of our MatchNet Staffing & Scheduling product until equivalent software could be identified, developed, licensed and integrated. In addition, other products and services we may offer in the future may rely on licensed software. The loss of any current or future license could result in delays in the introduction of our products and services, add additional expense, and reduce sales of our products and services until equivalent software could be developed, identified, licensed and integrated.

If our transaction and data processing facility fails, customer satisfaction could decline.

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

If security of our customer and patient information is compromised, patient care could suffer, we could be liable for damages and our reputation could decline.

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

                                 XCARE.NET, INC.

problems. If we fail to meet our clients' expectations, we could be liable for damages and our reputation could suffer. In addition, patient care could suffer and we could be liable if our systems fail to deliver correct information in a timely manner. Our insurance may not protect us from this risk.

If our transaction hosting services suffer interruptions, our business and reputation could be harmed.

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

Our markets are highly competitive and competition could harm our ability to sell applications, services and product offerings.

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

If we cannot expand our management systems and network infrastructure, we may experience delays in the growth of our business.

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

                                 XCARE.NET, INC.

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

We may lose existing customers or be unable to attract new customers if we do not develop new applications, services and products or if these solutions do not keep pace with technological changes.

     Internet technologies are evolving rapidly and the technology used by any electronic commerce business is subject to rapid change and obsolescence. If we are not able to maintain and improve our products and develop new products that keep pace with competitive product introductions and technological developments, satisfy diverse and evolving customer requirements and achieve market acceptance, we may lose existing customers or be unable to attract new customers. For example, we currently are developing Physician Credentialing, Electronic Medical Record, Case Management, Medication and Medical Assessment Inquiry Systems, Physician Practice Management, MD Pay Accelerator, Online Drug Store, Medical Supply Product, Health and Medical Bookstore products. We may not be successful in developing and marketing these or other product enhancements or new products that respond to technological advances by others on a timely or cost-effective basis. In addition, such applications, services and product offerings may contain licensed components, which may be difficult to integrate or may cause the solutions to be ineffective. These products, if developed, may not achieve market acceptance. Any delay or problems in the installation or implementation of new products or services may cause customers to forego purchases from us and could cause them to purchase from our competitors.

If we are required to commit unanticipated resources to complete fixed-price contracts, our operating results may decline.

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

                                 XCARE.NET, INC.

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

Because we provide utilization review services, we may incur liability.

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

We may face product-related liabilities that could force us to pay damages, which would hurt our reputation.

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

If we do not establish and maintain the XCare.net brand, our reputation could be adversely affected.

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

                                 XCARE.NET, INC.

applications, services and product offerings, if these applications, services and product offerings are not accepted by customers, if we are required to discontinue existing applications, services and product offerings or if our products and services do not function properly.

Our growth and operating results would be impaired if we were unable to meet our future capital requirements.

     We expect that the money generated from our initial public offering, combined with our current cash resources, will be sufficient to meet our requirements for approximately 18 months. However, we expect that we will continue to experience negative cash flow in the near term. Accordingly, we may need to raise additional capital to support expansion, develop new or enhanced applications, services and product offerings, respond to competitive pressures, acquire complementary businesses or technologies or take advantage of unanticipated opportunities. We may need to raise additional funds by selling debt or equity securities, by entering into strategic relationships or through other arrangements. We cannot assure you that we will be able to raise any additional amounts on reasonable terms, or at all, when they are needed.

Acquisitions could be difficult to integrate, disrupt our business and dilute stockholder value.

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

If we are not able to protect and enforce our trade names, internet address and intellectual property rights, our financial condition and results of operations may suffer.

     We seek to protect our brand and our other intellectual property through a combination of copyright, trade secret and trademark laws. Our XCare.net brand is an important component of our business strategy. We have recently filed federal trademark applications for "XCare.net," "XCare," "Solution Channels" and "the Business to

                                 XCARE.NET, INC.

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

     In addition, our future success and ability to compete in our markets may be dependent in part on our proprietary rights to products and services, which we develop. We rely on copyright, trademark and trade secret laws and contractual restrictions. We also expect to rely on patents to protect our proprietary technology and to rely on similar proprietary rights of any of our technology providers. We have filed a patent application to protect certain of our proprietary technology. We cannot assure you that such application will be approved or, if approved, will be effective in protecting our proprietary technology. We enter into confidentiality agreements with all of our employees, as well as with our customers and potential customers seeking proprietary information, and limit access to and distribution of our software, documentation and other proprietary information. We cannot assure you that the steps we take or the steps such providers take would be adequate to prevent misappropriation of our respective proprietary rights.

Government regulation of internet communications may impact our business by directly or indirectly increasing our costs.

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

We have anti-takeover defenses that could delay or prevent an acquisition of our company.

     On July 12, 2000 the Company's board of directors approved a preferred stock rights agreement. This plan is not intended to prevent a takeover, but to protect and maximize the value of shareholders' interests. In addition, provisions of our certificate of incorporation, bylaws, other agreements and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders.

We may be subject to litigation if our common stock price is volatile.

     In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against the company. The institution of class action litigation against us could result in substantial costs to us and a diversion of our management's attention and resources, which would harm our business, financial condition, and results of operations. Any adverse determination in this litigation could also subject us to significant liabilities.

                                 XCARE.NET, INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to certain market risks, primarily changes in interest rates. Uncertainties that are either non-financial or non-quantifiable, such as political, economic, tax, other regulatory, or credit risks, are not included in the following assessment of the Company's market risks.

     Investments, including cash equivalents, short-term investments, long-term marketable securities, consist of commercial paper and corporate bonds, with maturities of up to 3 months. All investments are classified as held-to-maturity as defined in SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and accordingly are carried at amortized costs. Changes in interest rates could impact the Company's anticipated interest income.

     The Company prepared sensitivity analyses of its interest rate exposures and its exposure from anticipated investment for fiscal 2000 and 2001 to assess the impact of hypothetical changes in interest rates. Based on the results of these analyses, a 10% adverse change in interest rates from the 1999 fiscal year-end rates would not have a material adverse effect of the fair value of investments and would not materially impact the Company's results of operations, cash flows, or financial condition for the next twelve months.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     There are no material legal proceedings pending against us. We could become involved in litigation from time to time relating to claims arising out of our ordinary course of business.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     The Company's registration statement on Form S-1 (SEC File No. 333-90165) covering the Company's initial public offering (the "Offering") of 5,750,000 shares of common stock (including the underwriter's over-allotment option of 750,000 shares of common stock) at $18.00 per share was declared effective on February 9, 2000. FleetBoston Robertson Stephens, Inc., SG Cowen Securities Corporation, E*OFFERING Corp and Advest, Inc. acted as representatives for the underwriters. The net proceeds to us from the sale of shares of our common stock in the offering at the initial public offering price of $18.00 per share, after deducting expenses of $2.1 million and underwriting discounts and commissions, were approximately $94.1 million.

     We expect to use the net proceeds from our initial public offering for general corporate purposes, working capital and capital expenditures to fund our operations, including to continue to expand and enhance our sales and marketing operations and continue expanding our product offerings. We currently anticipate that during the next 12 months, we will spend approximately $3 million of the proceeds on research and development expenses, $7 million on sales and marketing expenses, $3 million in hardware and software purchases and other capital expenditures and $11 million on general and administrative expenses. The estimates of $3 million for capital expenditures and $11 million for general and administrative expenses represent increases from the estimates set forth in the initial public offering prospectus for such categories of $2 million and $6 million, respectively. The increase in the estimate for capital expenditures is due to greater than anticipated computer hardware and software needs and costs relating to establishing new offices. The increase in the estimate for general and administrative expenses is due to higher than expected personnel and recruiting costs, increases in allowances for bad debts, and higher than expected professional services and insurance costs.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not Applicable

                                 XCARE.NET, INC.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     Exhibits

     27.1 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.

     Reports on Form 8-K

     Filed on July 14, 2000 announcing that the board of directors of the Company approved the adoption of a preferred stock rights agreement.

                                 XCARE.NET, INC.

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


XCARE.NET, INC.


Date: August 14, 2000                  By: /s/ Lorine R. Sweeney
      -----------------------------        ------------------------------------
                                       Lorine R. Sweeney
                                       President and Chief Executive Officer


Date: August 14, 2000                  By: /s/ Peter H. Cheesbrough
      -----------------------------        ------------------------------------
                                           Peter H. Cheesbrough
                                           Senior Vice President of Finance and
                                           Chief Financial Officer

                                 EXHIBIT INDEX


Exhibit No.                       Description
-----------                       -----------

   27.1 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.