Form 10-Q
period 2000-09-30
XCARENET INC
filed 2000-11-14
CIK 1094561

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to __________

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


At November 6, 2000, 16,271,186 shares of common stock were outstanding.

                                 XCARE.NET, INC.

                                TABLE OF CONTENTS

                                                                                  Page No.
                                                                                  --------
Part I - Financial Information

         Item 1 - Financial Statements:

                  Balance Sheet as of September 30, 2000 and December 31, 1999       3

                  Statement of Operations for the Three and Nine Months Ended
                  September 30, 2000 and 1999                                        4

                  Statement of Cash Flows for the Nine Months Ended
                  September 30, 2000 and 1999                                        5

                  Notes to Financial Statements                                      6

         Item 2 - Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                8

         Item 3 - Quantitative and Qualitative Disclosures About Market Risk        21

Part II - Other Information

         Item 1 - Legal Proceedings                                                 22

         Item 2 - Changes in Securities and Use of Proceeds                         22

         Item 4 - Submission of Matters to a Vote of Security Holders               22

         Item 6 - Exhibits and Reports on Form 8-K                                  23

Signatures                                                                          24

                                 XCARE.NET, INC.

PART I   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                  BALANCE SHEET
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)
--------------------------------------------------------------------------------

                                     ASSETS

                                                                                         SEPTEMBER 30,    DECEMBER 31,
                                                                                             2000             1999
                                                                                         -------------    ------------

Current assets:
  Cash and cash equivalents                                                                  $  86,924       $   7,455
  Accounts receivable, net of allowance of $485 and $141, respectively                           1,279             890
  Receivables from affiliates                                                                      672             453
  Work performed in advance of billings                                                          1,026             557
  Other current assets                                                                           1,980           1,296
                                                                                             ---------       ---------
    Total current assets                                                                        91,881          10,651
Property and equipment, net                                                                      3,349           1,368
Purchased software, net                                                                            354             566
Other assets                                                                                     1,538             598
                                                                                             ---------       ---------
    Total assets                                                                             $  97,122       $  13,183
                                                                                             =========       =========

       LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
                         STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable                                                                           $     684       $     819
  Accrued liabilities                                                                            1,718           1,449
  Unearned revenue                                                                                 535             153
  Current portion of long-term debt and capital lease obligations                                   52              92
                                                                                             ---------       ---------
    Total liabilities                                                                            2,989           2,513
                                                                                             ---------       ---------

Series A mandatorily redeemable convertible preferred stock, $0.01 par value; 0 and 6,000,000 shares authorized as of September 30, 2000 and December 31,
  1999, respectively; 0 and 2,450,000 shares issued and outstanding as of
  September 30, 2000 and December 31, 1999, respectively                                            --           6,810
Series B mandatorily redeemable convertible preferred stock, $0.01 par value; 0 and
  75,000,000 shares authorized as of September 30, 2000 and December 31, 1999, respectively; 0 and 63,053,144 shares issued and outstanding as of September
  30, 2000 and December 31, 1999, respectively                                                      --          16,948
Value ascribed to mandatorily redeemable convertible preferred stock warrants                       --              84
                                                                                             ---------       ---------
                                                                                                    --          23,842
                                                                                             ---------       ---------
Stockholders' equity (deficit):
  Preferred stock, $0.01 par value, 5,000,000 and 0 shares authorized as of
   September 30, 2000 and December 31, 1999, respectively; no shares issued and
   outstanding at September 30, 2000 and December 31, 1999, respectively                            --              --
  Common stock, $0.01 par value; 100,000,000 and 12,500,000 shares authorized as of September 30, 2000 and December 31, 1999, respectively; 16,254,801 and
   577,663 shares issued and outstanding as of September 30, 2000 and December
   31, 1999, respectively                                                                          163               6
  Additional paid-in capital                                                                   121,173           3,432
  Unearned compensation, net                                                                      (833)         (2,269)
  Accumulated deficit                                                                          (26,370)        (14,341)
                                                                                             ---------       ---------
   Total stockholders' equity (deficit)                                                         94,133         (13,172)
                                                                                             ---------       ---------
   Total liabilities and stockholders' equity (deficit)                                      $  97,122       $  13,183
                                                                                             =========       =========

   The accompanying notes are an integral part of these financial statements.

                                 XCARE.NET, INC.

                             STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                        THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                           SEPTEMBER 30,                     SEPTEMBER 30,
                                                     -------------------------         -------------------------
                                                       2000             1999             2000             1999
                                                     --------         --------         --------         --------

Revenue                                              $  1,961         $    813         $  6,839         $  2,654
Revenue from affiliates                                    --               --              663               --
                                                     --------         --------         --------         --------
   Total revenue                                        1,961              813            7,502            2,654
                                                     --------         --------         --------         --------

Costs and expenses:
   Cost of revenue                                      3,190              784            9,003            2,421
   Sales and marketing                                  1,203              252            4,204              545
   General and administrative                           2,038              759            6,886            1,185
   Research and development                               427              256            1,877              417
   Stock compensation expense                             286              112            1,210              112
                                                     --------         --------         --------         --------
     Total costs and expenses                           7,144            2,163           23,180            4,680
                                                     --------         --------         --------         --------
Loss from operations                                   (5,183)          (1,350)         (15,678)          (2,026)
   Interest income (expense), net                       1,446              108            3,649             (150)
                                                     --------         --------         --------         --------
Net loss                                             $ (3,737)        $ (1,242)        $(12,029)        $ (2,176)
                                                     ========         ========         ========         ========

Net loss per common share - basic and diluted        $  (0.23)        $  (2.36)        $  (0.88)        $  (5.09)
                                                     ========         ========         ========         ========
Weighted average common shares outstanding -
basic and diluted                                      16,241              526           13,746              438
                                                     ========         ========         ========         ========

   The accompanying notes are an integral part of these financial statements.

                                 XCARE.NET, INC.

                             STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                                            -------------------------
                                                                              2000             1999
                                                                            --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                  $(12,029)        $ (2,176)
  Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                             1,116              535
     Provision for losses on receivables                                         560               25
     Stock compensation expense                                                1,210              112
     Other                                                                       234              234
     Changes in assets and liabilities:
         Accounts receivable                                                    (949)             403
         Receivables from affiliates                                            (219)              --
         Work performed in advance of billings                                  (469)              --
         Other current assets                                                 (1,777)          (1,101)
         Long-term deferred contract costs                                        --              285
         Accounts payable                                                       (135)             160
         Accrued liabilities                                                     269               (1)
         Unearned revenue                                                        382             (356)
                                                                            --------         --------
              Net cash used in operating activities                          (11,807)          (1,880)
                                                                            --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                                          (2,886)            (113)
  Investment in a related party                                                 (552)              --
  Long-term security deposits                                                   (297)              --
  Other                                                                         (190)               4
                                                                            --------         --------
              Net cash used in investing activities                           (3,925)            (109)
                                                                            --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of debt                                                  --              205
  Principal payments on debt                                                      (3)            (425)
  Principal payments under capital leases                                        (37)            (740)
  Proceeds from issuance of preferred stock, net                                  --           13,740
  Proceeds from issuance of common stock, net                                 95,197               42
  Exercises of stock options                                                      44               --
                                                                            --------         --------
              Net cash provided by financing activities                       95,201           12,822
                                                                            --------         --------

  Net increase in cash and cash equivalents                                   79,469           10,833
  Cash and cash equivalents at beginning of period                             7,455              198
                                                                            --------         --------
  Cash and cash equivalents at end of period                                $ 86,924         $ 11,031
                                                                            ========         ========

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING TRANSACTIONS
  Conversion of mandatorily redeemable preferred stock and
    mandatorily redeemable preferred stock warrants to common stock         $ 23,849         $     --
  Conversion of convertible promissory notes and accrued interest to
    Series B mandatorily redeemable convertible preferred stock                   --            3,204

   The accompanying notes are an integral part of these financial statements.

                                 XCARE.NET, INC.

                         NOTES TO FINANCIAL STATEMENTS
                         (TABULAR AMOUNTS IN THOUSANDS)

1.   BASIS OF PRESENTATION

     Interim Financial Statements. The accompanying financial statements of XCare.net, Inc. (the "Company" ) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures are adequate to make the information presented not misleading. The unaudited financial statements have been prepared on the same basis as our annual financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for a fair presentation in accordance with accounting principles generally accepted in the United States. The results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results expected for the full year. These financial statements should be read in conjunction with the audited financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 1999.

     Reclassifications. Certain prior year information has been reclassified to conform with the current year presentation.

2.   INITIAL PUBLIC OFFERING

     On February 9, 2000, the SEC declared effective the Company's Registration Statement on Form S-1. Pursuant to this Registration Statement, we completed an Initial Public Offering ("IPO") of 5,750,000 shares of our common stock (including 750,000 shares sold pursuant to the exercise of the underwriter's over-allotment option) at an offering price of $18.00 per share (the "Offering"). Proceeds to us from the Offering, after calculation of the underwriter's discount, totaled approximately $94.1 million, net of offering costs of approximately $2.1 million. Concurrent with the closing of the IPO, all outstanding shares of our convertible preferred stock were automatically converted into 9,108,122 shares of common stock. In addition, upon closing of the IPO, all outstanding common stock warrants and the Series A convertible preferred stock warrants were exercised. The Series A convertible preferred stock issued upon the exercise of the latter warrants was automatically converted into common stock and together with the exercise of the common stock warrants, resulted in the issuance of 702,924 additional shares of common stock.

3.   NET LOSS PER COMMON SHARE

     Net loss per common share is calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". Under the provisions of SFAS No. 128, basic net loss per common share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding excluding potential common shares outstanding during the period if their effect is antidilutive. Potential common shares consist of incremental common shares issuable upon the exercise of stock options and warrants.

                                 XCARE.NET, INC.

                         NOTES TO FINANCIAL STATEMENTS
                         (TABULAR AMOUNTS IN THOUSANDS)

    The following table sets forth the computation of the numerators and denominators in the basic and diluted net loss per common share calculations for the periods indicated:

                                                       THREE MONTHS ENDED                NINE MONTHS ENDED
                                                          SEPTEMBER 30,                    SEPTEMBER 30,
                                                   -------------------------         -------------------------
                                                     2000             1999             2000             1999
                                                   --------         --------         --------         --------
Numerator:
  Net loss                                         $ (3,737)        $ (1,242)        $(12,029)        $ (2,176)
  Accretion of mandatorily redeemable
   convertible preferred stock                           --              (21)              (7)             (54)
                                                   --------         --------         --------         --------
  Net loss available to common stockholders        $ (3,737)        $ (1,263)        $(12,036)        $ (2,230)
                                                   ========         ========         ========         ========
Denominator:
  Weighted average common shares
   outstanding - basic and diluted                   16,241              526           13,746              438
                                                   ========         ========         ========         ========

4.   RELATED PARTY TRANSACTIONS

     Receivables from affiliates include a past due amount from a customer who is also a partner in an entity that is a significant shareholder of the Company. The customer and the Company have entered into an agreement dated July 21, 2000 specifying a prescribed payment schedule with the final payment due on November 30, 2000. In addition, we re-affirmed our warranty obligations under the terms of the original contract as part of the agreement. In accordance with the agreement, we have received $400,000 from the customer and the outstanding balance as of September 30, 2000 was $566,000.

     The Other assets balance includes an investment in a limited partnership for $1.2 million. The limited partnership's only asset is an investment in Advica Health Resources ("Advica"), one of our customers. In addition, a significant shareholder of the Company controlled Advica. The investment in the limited partnership is partially offset by unearned revenue of $630,000 related to a professional service agreement with Advica.

     In October 2000, the Company combined a $268,000 loan to Advica and the $1.2 million limited partnership investment into a $1.5 million promissory note payable from Advica to the Company.

     On November 8, 2000, the Company purchased all of Advica's common shares for 70,000 shares of XCare.net common stock. Total value of the consideration was $1.7 million. Advica became a wholly owned subsidiary of XCare.net effective on the date of the acquisition and the transaction will be accounted under the purchase method of accounting in the fourth quarter of 2000. Under certain circumstances as prescribed in the purchase agreement, we will pay additional consideration of $400,000 in our stock.

     In October 2000, we signed an agreement with MedUnite, Inc. ("MedUnite") to provide software license, hosting, transaction processing and maintenance services. The MedUnite agreement provides that, among other things, MedUnite can cancel the agreement at any time prior to June 1, 2001. In addition, under the terms of the agreement, XCare.net may make an investment in MedUnite between $10 and $20 million. In connection with the agreement, we granted and issued warrants to MedUnite to purchase 1,350,000 shares of our common stock at an exercise price of $4.06. The warrants are vested, exercisable and non-forfeitable for a period of eighteen months from the date of grant. A $3.1 million charge related to issuance of the warrants will be recorded as sales and marketing expense in the fourth quarter of 2000.

5.   RECENT ACCOUNTING PRONOUNCEMENTS

     The SEC issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," as amended, in December 1999 that provides further interpretive guidance on revenue recognition for public companies. SAB No. 101 will be effective for our fourth quarter of fiscal year 2000 results. Management anticipates that the adoption of SAB No. 101 will not have a material impact on our financial condition or results of operations and that it will not have a significant impact on our current licensing or revenue recognition practices.

                                 XCARE.NET, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

    This Management's Discussion and Analysis Of Financial Condition and Results of Operations of XCare.net, Inc. ("Xcare.net,", the "Company", "we", "us" or "our") contains forward-looking statements within the meaning of the Private-Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, discussion relative to markets for our products and trends in revenue, gross margins and anticipated expense levels, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect" and "intend" and other similar expressions. All statements regarding our expected financial position and operating results, business strategy, financing plans, forecast trends relating to our industry are forward-looking statements. These forward-looking statements are subject to business and economic risks and uncertainties, and our actual results of operations may differ materially from those contained in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Factors That May Affect Future Results of Operations" and in our Annual report on Form 10-K for the year ended December 31, 1999 under "Risk Factors". Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. However, readers should carefully review the risk factors set forth in other reports or documents we file from time to time with the Securities and Exchange Commission ("SEC").

OVERVIEW

    XCare.net is an electronic commerce service provider for health care businesses. We have developed an Internet-based proprietary software platform, Xtiera(TM) using extensible mark-up language, or XML, to process health care transactions and provide related services for payers, providers and other health care industry participants. We provide transaction processing services such as eligibility checking, claims submission, referral processing, physician credentialing, and appointment scheduling. We also provide consulting services to define, develop and implement Internet healthcare strategies as well as Web site hosting, operational support and maintenance services for our customers.

    Utilizing Xtiera(TM), we design and develop custom health care Web sites, known as portals. Through these portals we link health care providers, payers and other industry participants into a community to form an Internet exchange. We use Xtiera(TM) to deliver a broad range of applications, services and electronic product offerings that streamline and automate high-volume, data-intensive transactions and processes.

    In 1999, Laidlaw Inc., the Canadian parent company of American Medical Response, Inc. announced its intention to divest its interest in that company in order to focus on its transportation business. American Medical Response, Inc. is the parent company of one of our customers, American Medical Pathways, Inc ("AMP"). If such a sale is consummated, and the new owner decided to terminate our agreement, there would likely be a material adverse impact on our future revenues and cash flow. As of September 30, 2000, there had been no change in our relationship with AMP and we have continued to provide services under our agreement.

    On February 9, 2000, the SEC declared effective the Company's Registration Statement on Form S-1. Pursuant to this Registration Statement, we completed an Initial Public Offering ("IPO") of 5,750,000 shares of our common stock (including 750,000 shares sold pursuant to the exercise of the underwriter's over-allotment option) at an offering price of $18.00 per share (the "Offering"). Proceeds to the Company from the Offering, after calculation of the underwriter's discount, totaled approximately $94.1 million, net of offering costs of approximately $2.1 million. Concurrent with the closing of the IPO, all outstanding shares of the Company's convertible preferred stock were automatically converted into 9,108,122 shares of common stock. In addition, upon closing of the IPO, all outstanding common stock warrants and the Series A convertible preferred stock warrants were exercised. The Series A convertible preferred stock issued upon the exercise of the latter warrants was automatically converted into common stock and together with the exercise of the common stock warrants, resulted in the issuance of 702,924 additional shares of common stock.

                                 XCARE.NET, INC.

     On November 8, 2000, the Company purchased all of Advica's common shares for 70,000 shares of XCare.net common stock. Total value of the consideration was $1.7 million. Advica became a wholly owned subsidiary of XCare.net effective on the date of the acquisition and the transaction will be accounted under the purchase method of accounting in the fourth quarter of 2000. Under certain circumstances as prescribed in the purchase agreement, we will pay additional consideration of $400,000 in our stock.

     In October 2000, we signed an agreement with MedUnite, Inc. ("MedUnite") to provide software license, hosting, transaction processing and maintenance services. The MedUnite agreement provides that, among other things, Medunite can cancel the agreement at any time prior to June 1, 2001. In addition, under the terms of the agreement, XCare.net may make an investment in MedUnite between $10.0 and $20.0 million. In connection with the agreement, we granted and issued warrants to MedUnite to purchase 1,350,000 shares of our common stock. The warrants are vested, exercisable and non-forfeitable for a period of eighteen months from the date of grant. A $3.1 million charge related to issuance of the warrants will be recorded as sales and marketing expense in the fourth quarter of 2000.

     The following table sets forth, for the periods indicated, certain items from our statements of operations as a percentage of total revenue:

                                         THREE MONTHS ENDED               NINE MONTHS ENDED
                                            SEPTEMBER 30,                   SEPTEMBER 30,
                                       -------------------------        --------------------
                                        2000            1999            2000            1999
                                       ------          ------          ------          ------
Revenue                                 100.0%          100.0%          100.0%          100.0%
                                       ------          ------          ------          ------

Costs and expenses:
 Cost of revenue                        162.7            96.4           120.0            91.2
 Sales and marketing                     61.3            31.0            56.0            20.5
 General and administrative             103.9            93.4            91.8            44.6
 Research and development                21.8            31.5            25.0            15.7
 Stock compensation expense              14.6            13.8            16.1             4.2
                                       ------          ------          ------          ------
   Total costs and expenses             364.3           266.1           309.0           176.3
                                       ------          ------          ------          ------
Loss from operations                   (264.3)         (166.1)         (209.0)          (76.3)
 Interest income (expense), net          73.7            13.3            48.6            (5.7)
                                       ------          ------          ------          ------
Net loss                               (190.6)%        (152.8)%        (160.3)%         (82.0)%
                                       ======          ======          ======          ======

COMPARISON OF THE COMPANY'S RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999.

     Total revenue. The increase in revenue reflects increased consulting revenue derived from Internet-based development projects as compared to the managed care information systems (MCIS) implementation-related projects in the prior year. Additionally, higher recurring revenue from Web site hosting, transaction processing, operational support, recurring license fees and maintenance services in the three months ended September 30, 2000 added to the increase in revenues as more of our Internet-based development projects moved into production.

     Cost of revenue. Cost of revenue consists primarily of salaries, bonuses, employee benefits, payments to third-party consultants, facilities costs and depreciation directly related to consulting projects, Web site hosting, operational support, transaction processing and maintenance services. The increase in the cost of revenue is related to the cost of additional personnel hired to support the growth in our Internet-based development projects and an increase in third-party contractors from the prior comparable period. We anticipate cost of revenue will increase as we continue to expand our Internet strategy.

     Gross margins decreased due to increased staffing in anticipation of obtaining two large contracts which resulted in lower than expected utilization. Additionally, an increased hosting infrastructure without the offsetting hosting revenue also contributed to lower gross margins.

     Sales and marketing. Sales and marketing expenses consist of personnel-related costs, including salaries, commissions, employee benefits, travel expenses, field sales office expenses, advertising and promotion costs. Sales and marketing expenses increased due to additional personnel and increased travel and entertainment, trade show and conference expenses as our sales and marketing programs were expanded and intensified. In the fourth quarter of 2000, a $3.1 million charge related to issuance of the warrants will be recorded as sales and marketing expense.

     General and administrative. General and administrative expenses include personnel and overhead costs for our executive, administrative, finance, facilities and human resources functions, as well as professional fees, insurance and bad debt expense. The increase in general and administrative expenses was primarily due to an increase in

                                 XCARE.NET, INC.

personnel in the areas of human resources, accounting and administration and recruiting costs. Additionally, professional fees increased due to higher legal and accounting fees associated with periodic reporting requirements of a public company. In 2000, we purchased directors and officers insurance resulting in an increase in insurance expense.

     Research and development. Research and development expenses include personnel, facilities and depreciation costs that are directly related to product development, enhancements to existing applications, services and quality assurance activities. The increase in research and development expenses reflects an increase in departmental personnel and the increased use of third-party contractors related to the development of our transaction platform, Xtiera(TM).

     Stock compensation expense. During 1999 and through February 9, 2000, the effective date of our IPO, in connection with stock options granted to certain employees and a consultant under the stock plan, we recorded unearned stock compensation representing the difference between the exercise price of the options and the fair value of our common stock at the date of grant. Unearned stock compensation will be amortized to expense over the vesting period, generally four years, using an accelerated method as described in Financial Accounting Standards Board Interpretation No. 28. The options or common stock may be subject to repurchase during the vesting period. During the three months ended September 30, 2000, we recorded amortization expense of unearned compensation of $0.3 million. We expect to recognize amortization expense related to unearned compensation for the aforementioned grants of $1.4 million in 2000, $0.5 million in 2001, $0.2 million in 2002 and $45,000 in 2003.

     Interest income (expense), net. Interest income (expense), net includes interest income on cash and cash equivalent balances offset by interest expense on our capital lease obligation, and in 1999, interest expense on our convertible promissory notes. The increase in net interest income is primarily due to the interest income realized from the investment of the proceeds from our IPO in the first quarter 2000 and the reduction of debt and capital lease obligations during 1999.

     Income tax (benefit) expense. No provision for federal and state income taxes has been recorded for the three months ended September 30, 2000 or 1999 as we have incurred net operating losses for each of these periods. We believe that, based on the history of losses and other factors, the weight of available evidence indicates that it is more likely than not that we will not be able to realize our deferred tax assets, and thus a full valuation allowance has been recorded against such assets as of September 30, 2000 and 1999.

COMPARISON OF THE COMPANY'S RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

     Total revenue. The increase in revenue reflects the sale of a completed Web site to one customer, which accounted for $1.1 million or 14.7% of total revenue and increased consulting revenue derived from more time intensive Internet-based development projects as compared to the MCIS implementation-related projects in the prior year. Additionally, higher recurring revenue from Web site hosting, transaction processing, operational support, recurring license fees and maintenance services in the nine months ended September 30, 2000 added to the increase in revenues as more of our Internet-based development projects moved into production.

     Cost of revenue. Cost of revenue consists primarily of salaries, bonuses, employee benefits, payments to third-party consultants, facilities costs and depreciation directly related to consulting projects, Web site hosting, operational support, transaction processing and maintenance services. The increase in cost of revenue is related to the cost of additional personnel hired to support the growth in our Internet-based development projects and an increase in contractors from the prior comparable period. In addition, in the first quarter 2000, significant research and development costs were charged to cost of revenue. This resulted from the Company entering into a development agreement with a major customer prior to completion of the internal development effort. We anticipate cost of revenue will increase as we continue to expand our Internet strategy.

     Gross margins decreased due to increased staffing in anticipation of obtaining two large contracts which resulted in lower than expected utilization. Additionally, an increased hosting infrastructure without the offsetting hosting revenue also contributed to lower gross margins.

     Sales and marketing. Sales and marketing expenses consist of personnel-related costs, including salaries, commissions, employee benefits, travel expenses, field sales office expenses, advertising and promotion costs. Sales

                                 XCARE.NET, INC.

and marketing expenses increased due to additional personnel and increased travel and entertainment, trade show and conference expenses as the Company's sales and marketing programs were expanded and intensified. Also, in the first quarter 2000, expenses were incurred to develop an in-depth market and competitive analysis and brand development plan. In the fourth quarter of 2000, a $3.1 million charge related to issuance of the warrants will be recorded as sales and marketing expense.

     General and administrative. General and administrative expenses include personnel and overhead costs for our executive, administrative, finance, facilities and human resources functions, as well as professional fees, insurance and bad debt expense. The increase in general and administrative expenses was primarily due to (1) an increase in personnel in the areas of human resources, accounting and administration, (2) higher recruiting costs, (3) additional legal and accounting fees associated with periodic reporting requirements of a public company, (4) consulting fees associated with process improvement initiatives, (5) additional insurance expense related to purchasing directors and officers insurance, (6) increased costs related to opening separate offices in Santa Clara and Los Angeles and (7) an increase in bad debt expense of $0.5 million to reserve for the potentially uncollectible portion of our outstanding receivables.

     Research and development. Research and development expenses include personnel costs, facilities and depreciation costs that are directly related to product development, enhancements to existing applications, services and quality assurance activities. The increase in research and development expenses reflects an increase in departmental personnel and the increased use of third-party contractors related to the development of our transaction platform, Xtiera(TM).

     Stock compensation expense. During 1999 and through February 9, 2000, the effective date of our IPO, in connection with stock options granted to certain employees and a consultant under the stock plan, we recorded unearned stock compensation representing the difference between the exercise price of the options and the fair value of our common stock at the date of grant. Unearned stock compensation will be amortized to expense over the vesting period, generally four years, using an accelerated method as described in Financial Accounting Standards Board Interpretation No. 28. The options or common stock may be subject to repurchase during the vesting period. During the nine months ended September 30, 2000, we recorded amortization expense of unearned compensation of $1.2 million. We expect to recognize amortization expense related to unearned compensation for the aforementioned grants of $1.4 million in 2000, $0.5 million in 2001, $0.2 million in 2002 and $45,000 in 2003.

     Interest income (expense), net. Interest income (expense), net includes interest income on cash and cash equivalent balances offset by interest expense on our capital lease obligation, and in 1999, interest expense on our convertible promissory notes. The increase in net interest income is primarily due to the interest income realized from the investment of the proceeds from our IPO in the first quarter 2000 and the reduction of debt and capital lease obligations during 1999.

     Income tax (benefit) expense. No provision for federal and state income taxes has been recorded for the nine months ended September 30, 2000 or 1999 as we have incurred net operating losses for each of these periods. We believe that, based on the history of losses and other factors, the weight of available evidence indicates that it is more likely than not that we will not be able to realize our deferred tax assets, and thus a full valuation allowance has been recorded against such assets as of September 30, 2000 and 1999.

LIQUIDITY AND CAPITAL RESOURCES

    We have historically financed our operations through a combination of cash flow from operations, sales of common and convertible preferred stock, and issuances of convertible promissory notes. At September 30, 2000, our principal source of liquidity included $89 million in working capital and no long-term outstanding debt.

    On February 9, 2000, we completed an IPO of 5,750,000 shares of our common stock (including 750,000 shares sold pursuant to the exercise of the underwriter's over-allotment option) at an offering price of $18.00 per share. Proceeds to us from the Offering, after calculation of the underwriter's discount, totaled approximately $94.1 million, net of offering costs of approximately $2.1 million.

    We expect to use our cash and cash equivalents for general corporate purposes, working capital and capital expenditures to fund our operations and to continue expanding our product offerings. The amounts and timing of our actual expenditures will depend upon numerous factors, including the status of our product development efforts,

                                 XCARE.NET, INC.

marketing and sales activities, and the amount of cash generated by our operations and competition. We may find it necessary or advisable to use portions of our cash and cash equivalents for other purposes. A portion of our cash and cash equivalents may also be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. Pending use of our cash and cash equivalents for the above purposes, we intend to invest such funds in short-term, interest-bearing, investment-grade securities.

    Net cash used in operating activities for the nine months ended September 30, 2000 and 1999 was $11.9 million and $1.9 million, respectively. Net cash used in operating activities was primarily attributable to net losses.

    Net cash used in investing activities for the nine months ended September 30, 2000 and 1999 was $3.9 million and $0.1 million, respectively. Investing activities increased primarily due to purchases of computer hardware and software, office furniture and equipment of $2.9 million. Additionally, we invested $0.6 million in a related party. We anticipate total capital expenditures for 2000 to be approximately $3.0 million.

    Net cash provided by financing activities of $95.2 million for the nine months ended September 30, 2000 was primarily related to the net proceeds received from our initial public offering. The net cash provided by financing activities of $12.8 million for the nine months ended September 30, 1999 was primarily related to the net proceeds received from the issuance of preferred stock.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     The SEC issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," as amended, in December 1999 that provides further interpretive guidance for public companies. SAB No. 101 will be effective for the Company's fourth quarter of fiscal 2000. Management anticipates the adoption of SAB No. 101 will not have a material impact on our financial condition or results of operations and that it will not have a significant impact on our current licensing or revenue recognition practices.

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

                                 XCARE.NET, INC.

We have incurred losses since changing our focus to internet-based solutions and we may not be able to achieve or sustain profitability.

     We incurred net losses and losses from operations for the nine months ended September 30, 2000 and 1999 and for the years ended December 31, 1999 and 1998. As of September 30, 2000, we had an accumulated deficit of $26.4 million. Since we began developing and marketing our Internet-based health care products and services in early 1999, we have funded our business primarily by borrowing funds and from the sale of our stock, not from cash generated by our business. We expect to continue to incur significant sales and marketing, research and development and general and administrative expenses. As a result, we will experience losses and negative cash flows for the foreseeable future. Factors which may prevent us from achieving or maintaining profitability and cause our stock price to decline include the demand for and acceptance of our products, product enhancements and services, and our ability to attract new customers, as well as a number of other factors described elsewhere in this section.

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

                                 XCARE.NET, INC.

If the health care industry does not accept the need for a common technology platform, our business may not grow.

     To be successful and to grow, we must attract a significant number of customers throughout the health care industry. To date, the health care industry has been resistant to adopting new information technology applications, services and product offerings. Electronic information exchange and transaction processing by the health care industry is still developing. Complexities in the nature of health care transactions and lack of a common technology platform are significant issues in the development and acceptance of information technology applications, services and product offerings by the industry. There are currently hundreds of different incompatible hardware, software and database components. If health care industry participants do not accept the need to integrate pre-existing information technology components, the market for our applications and services would not develop and our business may not grow.

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

     Xtiera(TM) operates with the extensible mark-up language, or XML. The failure of extensible mark-up language to become well accepted would seriously impede the marketability of our products and force us to adapt our products to other data exchange protocols. Any such adaptation may entail substantial costs, may require substantial time and effort, and may not lead to marketable and competitive products. In addition, if incompatible versions of the extensible mark-up language standard arise in the market, the market for extensible mark-up language-based applications may grow slowly or not at all. If the version of extensive mark-up language for which we have developed applications, services and product offerings does not gain widespread acceptance, we will have to adapt our products to another version of extensible mark-up language, which will cause delays in shipments of our application and product offerings and impede our ability to provide services.

Our revenue is concentrated in a few customers, which puts our revenue at risk.

     We receive a substantial majority of our revenue from a limited number of customers. For the nine months ended September 30, 2000, sales to NurseFinders, Inc. accounted for 14% of revenues, sales to American Medical Pathways, Inc. a subsidiary of American Medical Response, Inc and American Psych Systems each accounted for 10% of revenues, sales to Methodist Care, Inc. accounted for 9% of revenues, Munshee.com, LLC (a related party) accounted for 7% of our revenue and sales to Expert Practice, Inc. accounted for 6% of our revenue. We expect that a significant portion of our revenue will continue to depend on sales to a small number of customers. If we do not generate as much revenue from these major customers as we expect to, or if we lose any of them as customers, our total revenue will be significantly reduced.

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

     We currently rely on software that we have licensed from Sinclair Montrose Healthcare plc of London, England for our MatchNet Staffing and Scheduling product. We will integrate this software with our software applications, services and product offerings to centralize the scheduling and staffing functions for health care providers in a secure

                                 XCARE.NET, INC.

Internet environment. We currently have a license to the software, although this license may not continue to be available to us on commercially reasonable terms in the future. The loss of this license could result in delays or reductions of shipments of our MatchNet Staffing & Scheduling product until equivalent software could be identified, developed, licensed and integrated. In addition, other products and services we may offer in the future may rely on licensed software. The loss of any current or future license could result in delays in the introduction of our products and services, add additional expense, and reduce sales of our products and services until equivalent software could be developed, identified, licensed and integrated.

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

                                 XCARE.NET, INC.

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

                                 XCARE.NET, INC.

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

If compliance with government regulation of health care becomes costly and difficult for our customers, we may not be able to grow our business.

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

Because we provide utilization review services, we may be liable for the denial of payments for medical claims or medical services.

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

                                 XCARE.NET, INC.

We may face product-related liabilities that could force us to pay damages, which would hurt our reputation.

     Although the Company and its customers test the applications, services and product offerings, they may contain defects or result in system failures. These defects or problems could result in the loss of or delay in generating revenue, loss of market share, failure to achieve market acceptance, diversion of development resources, injury to our reputation or increased insurance costs.

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

     We expect to acquire technologies and other technology companies to increase the number and variety of applications, services and product offerings we offer and to increase our customer base. To be successful, we will need to identify applications, technologies and businesses that are complementary to ours, integrate disparate technologies and corporate cultures and manage a geographically dispersed company. Acquisitions could divert our attention from other business concerns and expose us to unforeseen liabilities or risks associated with entering new markets. Finally, we may lose key employees while integrating these new companies. Integrating newly acquired organizations and technologies into XCare.net could be expensive, time consuming and may strain our resources. In addition, we may lose our current customers if any acquired companies have relationships with competitors of our customers. Consequently, we may not be successful in integrating any acquired businesses or technologies and may not achieve anticipated revenue and cost benefits. The health care industry is consolidating and we expect that we will face intensified competition for acquisitions, especially from larger, better-funded organizations. If we fail to execute our acquisition strategy successfully for any reason, our business will suffer significantly.

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

                                 XCARE.NET, INC.

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

     We seek to protect our brand and our other intellectual property through a combination of copyright, trade secret and trademark laws. Our XCare.net brand is an important component of our business strategy. We have recently filed federal trademark applications for "XCare.net," "XCare," "Xtiera," "Solution Channels" and "the Business to Business Platform for eHealth." We cannot guarantee that any of these trademark applications will be granted. If we are unable to secure registration of these marks or otherwise obtain the right to use these marks under contract or common law, we may be required to stop using these marks. This could cause confusion to our customers and in the marketplace and harm our business, financial condition and results of operations.

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

     On July 12, 2000, the Company's board of directors approved a preferred stock rights agreement. This plan is not intended to prevent a takeover, but to protect and maximize the value of shareholders' interests. In addition, provisions of our certificate of incorporation, bylaws, other agreements and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders.

                                 XCARE.NET, INC.

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

     Investments, including cash equivalents, short-term investments, long-term marketable securities, consist of commercial paper and corporate bonds, with maturities of up to 3 months. All investments are classified as held-to-maturity as defined in SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and accordingly are carried at amortized cost. Changes in interest rates could impact the Company's anticipated interest income.

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

     We hold marketable equity investments, which are recorded at fair value. These investments have exposure to equity price risk. We periodically assess whether these equity investments have declined in value and if the decline is other than temporary. If we deem the decline to be other than temporary, we will take a charge associated with the decline in these equity investments in the future.

                                 XCARE.NET, INC.

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

    We expect to use the net proceeds from our initial public offering for general corporate purposes, working capital and capital expenditures to fund our operations, including continued expansion of our sales and marketing operations and product offerings. We currently anticipate that during the next 12 months, we will spend approximately $3 million of the proceeds on research and development expenses, $3 million in hardware and software purchases and other capital expenditures, $5 million on sales and marketing expenses and $9 million on general and administrative expenses. The estimates of $3 million for capital expenditures, $5 million for sales and marketing and $9 million for general and administrative expenses represent changes from the estimates set forth in the initial public offering prospectus for such categories which were $2 million, $7 million and $6 million, respectively. The increase in the estimate for capital expenditures is due to greater than anticipated computer hardware and software needs and costs relating to establishing new offices. The decrease in the estimate for sales and marketing expense is related to a decrease in forecasted sales personnel. The increase in the estimate for general and administrative expense is due to an increase in forecasted personnel and recruiting costs and higher than expected professional services and insurance costs.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    We held our annual meeting of shareholders (the "Annual Meeting") on November 1, 2000. The number of common votes present at the Annual Meeting voting and withholding authority to vote was 14,369,561 which represented 88% of the common votes outstanding, which were 16,249,801 votes, on September 20, 2000, the record date for the Annual Meeting. At the meeting, the following items relating to the Company were submitted to a vote of shareholders of the
Company:

1.       Election of Directors:

                          VOTES FOR         VOTES ABSTAINED
                          ----------        ---------------
Fred L. Brown             13,493,440           876,121
L. Ben Lytle              13,492,340           877,221
Daniel J. Mitchell        13,507,440           862,121

                                 XCARE.NET, INC.

2. Amendment of the Company's 1997 Stock Plan to increase the number of shares of common stock reserved for issuance under the plan from 2,200,000 to 3,600,000 shares.

VOTES FOR        VOTES AGAINST       VOTES ABSTAINED
----------       -------------       ---------------
10,176,820         1,745,188             8,000

Based on the aforementioned voting results, both proposals were approved by our shareholders.

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


XCARE.NET, INC.


Date: November 14, 2000               By:  /s/  Lorine R. Sweeney
     ------------------                  ----------------------------------
                                      Lorine R. Sweeney
                                      President and Chief Executive Officer


Date: November 14, 2000               By:  /s/ Gary T. Scherping
     ------------------                  ----------------------------------
                                      Gary T. Scherping
                                      Vice President of Finance

                                 INDEX TO EXHIBITS

EXHIBIT
  NO.             DESCRIPTION
--------          -----------

  27.1 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.