Form 10-K405
period 2000-12-31
XCARENET INC
filed 2001-04-02
CIK 1094561

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

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

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None


           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:


     Title of each class                                Name of each exchange on
                                                            which registered

Common Stock, par value $0.01
          per share                                              NASDAQ


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings for
the past 90 days.  Yes X    No
                      ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting common stock held by non-affiliates of the registrant was $42 million based on the last reported sale price of the common stock of the registrant on the Nasdaq National Market on March 27, 2001. This determination is not necessarily conclusive for other purposes.

As of March 27, 2001, there were 16,412,566 shares of Common Stock of the registrant outstanding.

================================================================================

                                 XCARE.NET, INC.

                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2000

                                TABLE OF CONTENTS


    Item
   Number                                                                                                Page
   ------                                                                                                ----
                                                      PART I
      1        Business............................................................................         3
      2        Properties..........................................................................        18
      3        Legal Proceedings...................................................................        18
      4        Submission of Matters to a Vote of Security Holders.................................        18

                                                     PART II
      5        Market for Registrant's Common Equity and Related Stockholder Matters...............        20
      6        Selected Financial Data.............................................................        21
      7        Management's Discussion and Analysis of Financial Condition and
                   Results of Operations...........................................................        22
     7A        Qualitative and Quantitative Disclosures About Market Risk..........................        29
      8        Consolidated Financial Statements and Supplementary Data............................        29
      9        Changes in and Disagreements with Accountants on Accounting and
                   Financial Disclosure............................................................        29

                                                     PART III
     10        Directors and Executive Officers of the Registrant..................................        30
     11        Executive Compensation..............................................................        30
     12        Security Ownership of Certain Beneficial Owners and Management......................        30
     13        Certain Relationships and Related Transactions......................................        30

                                                     PART IV
     14        Exhibits, Financial Statement Schedules and Reports on Form 8-K.....................
               Signatures..........................................................................        31
               Consolidated Financial Statements...................................................        F1-F22

FORWARD-LOOKING STATEMENTS

    All statements, trend analysis and other information contained in this Annual Report on Form 10-K ("Annual Report") of XCare.net, Inc. ("XCare.net,", the "Company", "we" or "us") and the information incorporated by reference which are not historical in nature are forward-looking statements within the meaning of the Private-Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, discussion relative to markets for our products and trends in revenue, gross margins and anticipated expense levels, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect" and "intend" and other similar expressions. All statements regarding the Company's expected financial position and operating results, business strategy, financing plans, forecast trends relating to our industry are forward-looking statements. These forward-looking statements are subject to business and economic risks and uncertainties, and our actual results of operations may differ materially from those contained in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Risk Factors" as well as other risks and uncertainties referenced in this Annual Report.

                                     PART I

ITEM 1. BUSINESS

    XCare.net is an electronic commerce service provider for health care businesses. We have developed an Internet-based technology platform, XTiera(TM), using extensible mark-up language ("XML"). Utilizing XTiera(TM), we design, develop and host custom health care Web sites, known as portals, for payers, providers and other health care industry participants. Through these portals, we link health care providers, payers and other industry participants into a community to create an Internet exchange. We use XTiera(TM) to deliver a broad range of applications, services and electronic product offerings that streamline and automate high-volume, data-intensive transactions and processes. We process transactions such as eligibility checking, claims status, referral processing and physician credentialing and enrollment. We also provide consulting services to define, develop and implement Internet health care strategies as well as Web site hosting, transaction processing, transaction support and maintenance services for our customers. XTiera(TM) is based on XML, in conjunction with the Topic Navigation Mapping standard. The enhanced integration and filtering capabilities are designed to meet the demands of health care industry participants. We expect XML to be a predominant protocol for exchanging data for electronic commerce in the future. Topic Navigation Mapping provides a standard format for indexing and structuring the XML formatted content. We take advantage of the benefits of both XML and Topic Navigation Mapping technologies to process data trapped in usually incompatible legacy computer systems, allow for automation of health care processes and integrate a wide variety of health care data including audio, video and text. We operate in two segments: development and consulting services, and recurring services. The development and consulting services segment includes revenue generated from software engineering and integration. The recurring services segment includes revenue generated from hosting services, maintenance services, transaction services, recurring license fees and other services.

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

    In early 1998, we identified an emerging opportunity to utilize the Internet to connect health care participants together into a community structure. We saw this as an opportunity to provide a more efficient service to health care and to offer our existing services, as well as additional applications, services and products, through a more efficient delivery medium. Beginning in mid-1998, we began to focus on Internet-based health care solutions. In April 1999, we changed our name to XCare.net, Inc. We intend to derive an increasing portion of our future revenue from our Internet-based applications, services and product offerings.

    On February 9, 2000, the Securities and Exchange Commission ("SEC") declared effective the Company's Registration Statement on Form S-1. Pursuant to this Registration Statement, we completed an Initial Public Offering ("IPO") of 5,750,000 shares of our common stock (including 750,000 shares sold pursuant to the exercise of the underwriter's over-allotment option) at an offering price of $18.00 per share (the "Offering"). Proceeds to us from the

Offering, after calculation of the underwriter's discount, totaled approximately $94.2 million, net of offering costs of approximately $2.1 million. Concurrent with the closing of the IPO, all outstanding shares of our convertible preferred stock were automatically converted into 9,108,122 shares of common stock. In addition, upon closing of the IPO, all outstanding common stock warrants and the Series A convertible preferred stock warrants were exercised. The Series A convertible preferred stock issued upon the exercise of the latter warrants was automatically converted into common stock and together with the exercise of the common stock warrants, resulted in the issuance of 702,924 additional shares of common stock.

    On November 8, 2000, we purchased all of United Healthscope, Inc.'s d/b/a Advica Health Resources ("Advica") common shares. The purchase price totaling approximately $2.2 million included 70,000 shares of XCare.net common stock, approximately $830,000 in cash, and professional fees directly related to the acquisition, net of accounts receivable and the Company's net investment in Advica. The purchase price was allocated to the acquired assets and liabilities at their fair values as of November 8, 2000. The acquired intangibles consisted of approximately $549,000 in customer base, $488,000 in acquired workforce, and $86,000 to trade name. The remaining excess purchase price of approximately $402,000 was recorded as goodwill.

    In conjunction with the purchase of Advica Health Resources, the Company incurred approximately $273,000 in costs primarily related to the involuntary termination benefits of Advica employees and for other costs to integrate operating activities. Approximately $95,000 of these employee termination benefits had been paid as of December 31, 2000. The remaining balance was paid in January 2001.

    On November 29, 2000, we purchased all of Integrated Media Inc.'s common stock. The purchase price, totaling approximately $2.1 million, consisted primarily of cash and professional fees directly related to the acquisition. The total purchase price was allocated to the assets and liabilities at their fair values as of November 29, 2000. The acquired identifiable intangible assets totaling approximately $322,000 consisted primarily of acquired workforce and customer base with the remaining excess purchase price of approximately $1.62 million being recorded as goodwill. In addition to the $2.1 million purchase price, the Company will pay $1 million to the former president of Integrated Media as compensation for his assistance with the transition over the next year. This $1 million has been paid into escrow, is included in other current assets, and will be amortized to sales and marketing expense over the one year term of the agreement.

    The Company retained an independent appraiser to assist with the assigning of the fair values to the intangibles. The valuations relied on methodologies that most closely related to the fair market value assignment with the economic benefits provided by each asset and risks associated with the assets. The total goodwill and identifiable intangible assets acquired of $3.5 million are being amortized over their estimated lives of 3 years.

    Advica and Integrated Media became wholly-owned subsidiaries of XCare.net effective on the date of the acquisitions and both transactions were accounted for under the purchase method of accounting in the fourth quarter of 2000. Operating results for both Advica and Integrated Media from the date of acquisition are included in our consolidated financial results.

Health Care Market Overview

    The U.S. Health Care Finance Administration estimates that health care expenditures currently represent $1.3 trillion, or 13.1% of the U.S. economy, and that these expenditures will increase to $2.6 trillion by 2010 due both to rising health care costs and an aging population. Health care claims, which totalled approximately 4.4 billion in 1998, generally are processed through antiquated computer systems via paper, fax or phone. These systems can be inefficient due to their inability to communicate with the systems of other health care participants and lead to unnecessary and duplicative costs. We believe that the provision of new, Internet-based, business-to-business information exchange and electronic commerce services that effectively address processing inefficiencies is one of the significant market opportunities in health care today.

Market Characteristics

    Market fragmentation. The health care market is highly fragmented with wide geographic dispersion, a large number of participants and significant differences in technology infrastructure.

    o Geographic fragmentation. Because health care is delivered locally, there are hundreds of thousands of market participants in different locations. For example, there are approximately 750 HMOs in the United States, 830,000 active physicians and 6,000 hospitals. Additionally, there are over 17,000 nursing homes, and 9,000 home health agencies.

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

    o Transition to managed care. One of the most important changes in the U.S. health care system since the 1980s has been the shift away from fee-for-service indemnity plans to managed care organizations. Currently, over 60% of the U.S. population is covered through some form of managed care. As managed care has become more prevalent and the number of payers has increased, provider reimbursement and general administration have become increasingly burdensome.

    o Intensive data management. Upkeep of health care data is largely a labor-intensive, paper-based and error-prone process in which data is manually collected, authenticated, edited, categorized and updated. For example, eligibility and plan information, which is basic information about an individual and his or her dependents, is cumbersome to manage, given that the data must be constantly updated to reflect any changes affecting coverage status, such as marriage, child births and address changes. However, this information is required at all points of health care delivery.

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

    o Increasing government regulation. Numerous federal, state and local laws and regulations govern the health care industry, which changes frequently depending on political and economic influences. For example, the Health Insurance Portability and Accountability Act of 1996 has recently placed substantial new administrative requirements on many health care participants, including rules regarding compliance with industry standards, data formats, portability of insurance and data security.

OUR SOLUTION

    We are an electronic commerce services provider for health care businesses. Using XTiera(TM), we can customize Web-site portals to meet our customers' needs in a flexible and cost-effective manner. Through these customized portals, we deliver applications, services and electronic commerce product offerings that are designed to improve workflow efficiencies, reduce administrative costs and create new revenue opportunities for our customers. These custom portals facilitate health care transactions such as eligibility checks, referrals, authorizations, claims submissions and inquiry, or health plan enrollment. Our services include formulating and implementing Internet strategies for our customers, administering back office operations and operating and hosting their technology environments in our electronic commerce operations center. XTiera(TM) applications, services and product offerings are designed to enhance the efficiency of the health care delivery and payment system. Our approach to the market is based on the following:

    Use of new standard for information exchange. XTiera(TM) and associated applications and services are based on XML. We expect XML to be a predominant protocol for exchanging multimedia data for information exchange and electronic commerce on the Internet in the future. XML provides a document structure that allows complex data from multiple sources to be dynamically processed and displayed to users in personalized ways. We believe that these capabilities are particularly applicable to the health care industry because XML can process data trapped in pre-existing computer systems, allow for automation of health care processes and integrate a wide array of health care data including audio, video and text.

    Ability to develop comprehensive customer strategies. We have developed a step by step approach to assist our customers in designing a health care Internet strategy, creating a customized portal and hosting their Internet offerings and transactions in a secure and reliable data operations infrastructure. XCare.net will leverage an accelerated development methodology to analyze, design and implement web-based solutions for our customers. We use our proprietary eHealth Development Discipline(TM) ("eDD") methodology to develop the proposed eHealth solution. In the analysis and design phase, XCare.net's team works side by side with business, product and IT experts from our customers to develop the project objectives, scope and requirements. In the design stage, the use cases, information inventory and navigation maps created during the analysis phase are used to develop the prototype. We use a prototyping approach to develop the logical design for the Web application. The implementation phase is carried out in a phased approach. First, the staging environment is established and the customer is given access to conduct testing. Once the application is accepted, the application is moved to a production environment and is then accessible. XTiera(TM) is designed to provide a comprehensive set of applications, services and product offerings while preserving previous technology investments by integrating diverse multimedia content, including data and information from large, existing and usually incompatible computer systems.

    Solution channels that provide value to other healthcare industry participants. We use XTiera(TM) as the central element for a network of business relationships among healthcare industry participants who use our technology, thus creating collaborative electronic communities for the exchange of healthcare data, products and services. We call these communities our Solution channels, and use them to distribute our applications, services and product offerings, in addition to our normal sales activities. In addition, our Solution channels are designed to provide a means for our customers, vendors, distributors, co-marketers and others to offer their own related products and services to each other, as well as to their own customers. Solution channels allow us to:

    o Create new revenue opportunities for others. Customers and vendors can utilize our Solution channels as distribution channels for new and existing products and services that allow them to generate new sources of incremental revenue. For example, we package our eXtensible CARE applications system with medical management and third party administration services provided by Employers Mutual, Inc. for distribution to members of the XCare.net community.

    o Identify new revenue opportunities for us. Our customers can produce complementary applications or services that operate on XTiera(TM) and enhance the value of the specific applications, services and product offerings we have developed. We can deliver these new applications and services to the XCare.net community through our Solution channels, generating additional revenue for us. For example, we can license credentialing applications from one existing customer, and then resell these applications through our Solution channels to other community members.

    o Establish growing communities connected through XTiera(TM). Our customers can extend the scope and reach of XTiera(TM) by distributing our applications, services and product offerings to their customers. By leveraging our customer base as channels for wider deployment of our solutions, we encourage increased usage of XTiera(TM) as well as extend the community to new users.

TECHNOLOGY

    XTiera(TM) is based on an XML-based infrastructure in conjunction with XML Topic Map ("XTM"), the Topic Navigation Mapping standard. The enhanced capabilities of XTiera(TM) are designed to meet the demands of health care industry participants. Unlike the current Internet standard, hypertext mark-up language, or HTML, XML in combination with the Topic Navigation Mapping standard allows a higher degree of flexibility for customized data exchange between health care participants. We expect XML to be a predominant protocol for exchanging multimedia data for information exchange and electronic commerce in the future. Topic Navigation Mapping provides a standard format for indexing and structuring the XML formatted content. We call the resulting indices and structures Topic Maps. We take advantage of the benefits of both XML and Topic Navigation Mapping technologies to process data previously trapped in usually incompatible existing computer systems, allow for automation of health care processes and integrate a wide variety of health care data including data in audio, video and text form.

    XML is a method of writing programming instructions which attaches invisible labels describing the objects contained in the web page. As a result, for example, a number is not just a number. A number on a Web page can also be in a format specifying whether the number represents a price, an invoice, a date or a zip code. This makes it easier to extract information from a page to suit a particular use, and/or increase the speed and accuracy of Internet searches. It also enables users to select information from different Web sites without having to re-enter the same information repeatedly. Topic Maps are Web-based software tools used to organize information in a way that is optimized for navigation. They address the problem of excess information and provide a tool to filter and extract efficiently the kind of information, which is most relevant to the user.

    We use a set of software applications, known as brokering components, to find, integrate and present relevant, customized information to individual users.

    Context Broker. The Context Broker or user management services acts as a user's personal information manager and transaction assistant. It stores information about the user and learns personal preferences. With each use, the Context Broker further refines a user's personal preferences, and, as a result, the user's experience with the Web site is continually tailored to his or her particular needs based on current and past sessions. As the user moves from one transaction to another, the Context Broker also ensures that information is carried through and remains consistent across multiple transactions.

    XTM Manager. The XTM Manager uses Topic Navigation Mapping technology to organize and index information and index information and to provide workflow navigation. The primary components of the XTM Manager are the DataFabric and LogicFabric.

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

    Service Broker. The Service Broker or Transaction Switch is the gateway out to the Internet, locating and collecting the information as specified by the Semantic Broker. The Service Broker then returns the information to the Context Broker, which presents the relevant information in a manner customized to individual users.

    The technology components which comprise our platform are developed using the Oracle 8i relational database management system, Enterprise JavaBeans programming language and Object Store, a global object-oriented database management system. To support the ability of XTiera(TM) to enable and facilitate electronic commerce, we have built and maintain an electronic commerce operations center designed for high performance, scalability and stability utilizing Sun Microsystems, Inc.'s Solaris operating system.

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

    Our facilities and operations utilize redundancy and back-up to minimize exposure to systems failure. Telecommunications and server infrastructures support redundant processing and data back-up capabilities. Our routine back-up procedures are performed incrementally on a daily basis with a full system back-up performed monthly. In addition, we use RAID5 systems that provide real-time back-up of data. All back-ups are maintained in fireproof storage with critical support information. Technical and operations support staff are available on a 24-hours-a-day, seven-days-a-week basis to assist with any critical processing incidents or failures.

    XTiera(TM) provides our customers with the capability to scale their applications, services, and product offerings as their business grows. This ability to scale can extend these solutions across multiple organizations in diverse geographic settings supporting high volumes of users. Our flexible technology architecture can also accommodate high volumes of transactions and dynamic customization for the multiple participants within the health care marketplace.

CUSTOMERS

    In 2000, sales to HealthNet, Inc. accounted for 17% of revenue and sales to Nursefinders, Inc. accounted for 10% of revenue. In 1999, sales to Methodist Care, Inc. accounted for 20% of revenue, sales to Expert Practice, Inc. accounted for 12% of revenue, sales to American Medical Pathways, Inc. accounted for 12% of revenue, and sales to Brokerage Services Incorporated accounted for 11% of revenue, and sales to Quest Diagnostics Incorporated accounted for 10% of revenue.

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

RESEARCH AND DEVELOPMENT

    At December 31, 2000, our development and engineering group consisted of 8 employees. For the years ended December 31, 1998, 1999 and 2000, we incurred $670,000, $575,000 and $2,952,000 in research and development expenses respectively. We believe that timely development of new and enhanced applications and technology is necessary to remain competitive in the marketplace. Accordingly, we intend to continue recruiting and hiring experienced development personnel and to make investments in development and engineering.

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

    We believe the principal competitive factors in the Internet-based health care market are the:

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

GOVERNMENT REGULATION

Standards

    The Health Insurance Portability and Accountability Act of 1996 mandates the use of standard transactions, standard identifiers, security and other provisions by the year 2002. We designed XTiera(TM)and our applications, services and product offerings to enable compliance with the proposed regulations. However, until such regulations become final, they could change, which could require us to expend additional resources to comply with the revised standards. In addition, the success of our compliance efforts may be dependent on the success of health care participants in dealing with the standards.

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

EMPLOYEES

    As of December 31, 2000, we had a total of 244 employees, of whom 184 are engaged in professional services and customer support functions, 18 in the electronic commerce operations center, 15 in sales and marketing, 19 in management, finance and administration and 8 in research and development. None of our employees is represented by a labor union. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

    Our future performance depends significantly in part upon the continued service of our key personnel, none of whom is bound by an employment agreement requiring service for any defined period of time. Our future success also depends on our continued ability to attract, integrate, retain and motivate highly qualified sales, technical and managerial personnel. Competition for such qualified personnel is intense. If our executive officers and key personnel do not remain with us in the future, we may experience difficulty in attracting and retaining qualified personnel.

EXECUTIVE OFFICERS OF THE COMPANY

    The following persons were serving as executive officers of the Company as of March 27, 2001.

NAME                                        AGE   POSITION
----                                        ---   --------
Lorine R. Sweeney.......................... 43    President and Chief Executive Officer
Gary T. Scherping ......................... 41    Senior Vice President, Finance and Chief Financial Officer
John D. Hickey............................. 44    Senior Vice President and Chief Operating Officer
Thomas M. Pianko........................... 40    Senior Vice President, Sales and Business Development

----------

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

    Gary T. Scherping. Mr. Scherping has been Senior Vice President of Finance and Chief Financial Officer of XCare.net since March 2001. Mr. Scherping was Vice President of Finance and acting Chief Financial Officer from August 2000 until March 2001, Vice President and Controller from May 2000 until August 2000 and Vice President of Acquisitions from February 2000 until May 2000. Mr. Scherping was Treasurer from February 1999 to February 2000, Director of Marketing and Banking from July 1997 to February 1999 and Director of Financial Accounting and Reporting from September 1994 to July 1997 at Echo Bay Mines Ltd.

    John D. Hickey. Mr. Hickey has been Chief Operating Officer since November 2000. Mr. Hickey was Vice President of Operations for FastIdeas.com, Inc., a start-up accelerator and incubator from February 2000 until October 2000. He co-founded and managed eProve, Inc., an Application Service Provider from December 1998 until February 2000. Previously he held executive management positions at consulting organizations, including Sybase, Inc. and GE Consulting Services Corporation.

    Thomas M. Pianko. Mr. Pianko has been Senior Vice President, Sales and Business Development of XCare.net since December 1999. From December 1998 to December 1999 Mr. Pianko was Vice President of Sales, Information Technology Business, Enterprise Sales-Intermountain Region and from February 1996 to December 1998 he was Regional Director and Sales Executive with McKesson HBOC Inc., a health information technology and supply services corporation. Prior thereto, Mr. Pianko was the Regional Accounts Manager for Eli Lilly & Co., a company engaged in the business of ethical pharmaceutical development and sales.

RISK FACTORS

Our business and prospects are difficult to evaluate because we are in a transitional stage of development.

    It is difficult to evaluate our business and our prospects because our business model is new and unproven. We commenced operations in March 1989, but we did not begin focusing on Internet-based health care solutions until early 1999. We have historically derived a significant portion of our revenue from sales of maintenance and client/server software for managed health care systems and from providing services to health care organizations seeking to outsource administrative functions. We will continue to derive an increasing portion of our future revenue from our Internet-based applications, services and product offerings. As a result, even though we have been in existence for over ten years, we are prone to the risks and difficulties frequently encountered by early stage companies, particularly companies in new and rapidly evolving technology-related markets.

We will have difficulty predicting our future results of operations.

    Due to our limited operating history in the Internet-based health care market, it is difficult for us to predict with accuracy our future results of operations. For example, we cannot accurately forecast expenses based on our historical results because our experience in our current market is limited, and we are required to forecast expenses in part on future revenue projections. The provision of services using Internet technology in the health care industry is a developing business that is inherently riskier than business in industries where companies have established operating histories. Accordingly, our historical financial results are not necessarily indicative of our future financial performance.

We have incurred losses since changing our focus to Internet-based solutions and we may not be able to achieve or sustain profitability.

    We incurred net losses for the years ended December 31, 2000, 1999 and 1998. As of December 31, 2000, we had an accumulated deficit of $31.7 million. Since we began developing and marketing our Internet-based health care products and services in early 1999, we have funded our business primarily by borrowing funds and from the sale of our stock, not from cash generated by our business. We expect to continue to incur significant sales and marketing, research and development and general and administrative expenses. As a result, we will experience losses and negative cash flows in the future. Factors which may prevent us from achieving or maintaining profitability and cause our stock price to decline include the demand for and acceptance of our products, product enhancements and services, and our ability to attract new customers, as well as a number of other factors described elsewhere in this section.

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

    Relationships with established health care industry participants are critical to our success. These relationships include customer, vendor, distributor and co-marketer relationships. To date, we have established only a limited number of these relationships, and these relationships are in the early stages of development. Entering into relationships is complicated because it involves identifying opportunities and collaborating with a number of our customers, vendors and competitors. In addition, we may not be able to establish relationships with particular key participants in the health care industry if we have established relationships with competitors, and therefore it is important that we are perceived as independent of any particular customer or partner. Moreover, many potential customers and vendors may resist working with us until our applications, services and product offerings have been successfully introduced and have achieved market acceptance. If we cannot successfully establish relationships with key health care industry participants, our business will grow slowly.

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

If the XML fails to become a standard data exchange protocol for the Internet, the marketability of our products may be limited.

    XTiera(TM) operates with the extensible mark-up language, or XML. The failure of XML to become well accepted would seriously impede the marketability of our products and force us to adapt our products to other data exchange protocols. Any such adaptation may entail substantial costs, may require substantial time and effort, and may not lead to marketable and competitive products. In addition, if incompatible versions of the XML standard arise in the market, the market for XML-based applications may grow slowly or not at all. If the version of XML for which we have developed applications, services and product offerings does not gain widespread acceptance, we will have to adapt our products to another version of XML, which will cause delays in shipments of our application and product offerings and impede our ability to provide services.

Our revenue is concentrated in a few customers, which puts our revenue at risk.

    We receive a substantial majority of our revenue from a limited number of customers. In 2000, sales to HealthNet, Inc. accounted for 17% of revenue and sales to Nursefinders, Inc. accounted for 10% of revenue. In 1999, sales to Methodist Care, Inc. accounted for 20% of revenue, sales to Expert Practice, Inc. accounted for 12% of revenue, sales to American Medical Pathways, Inc. accounted for 12% of revenue, and sales to Brokerage Services Incorporated accounted for 11% of revenue, and sales to Quest Diagnostics Incorporated accounted for 10% of revenue. We expect that a significant portion of our revenue will continue to depend on sales to a small number of customers. If we do not generate as much revenue from these major customers as we expect to, or if we lose certain of them as customers, our total revenue will be significantly reduced.

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

    In the past, our customers have experienced some interruptions with our transaction hosting services. Similar interruptions may continue to occur from time to time. These interruptions could be due to hardware and operating system failures. We expect a large portion of our revenue to be derived from customers who use our transaction hosting services. As a result, our business will suffer if we experience frequent or long system interruptions that result in the unavailability or reduced performance of our hosting. We expect to experience occasional temporary capacity constraints due to sharply increased traffic, which may cause unanticipated system disruptions, slower response times, impaired quality and degradation in levels of customer service. If this were to continue to happen, our business and reputation could be seriously harmed.

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

    In order to grow, we intend to rapidly expand our management, product development, testing, network operations, marketing, sales and customer service personnel over the next year. This growth has and will continue to place a significant strain on our managerial, operational, financial and information systems resources. We may not be able to effectively manage expansion of our operations; and our facilities, systems, procedures or controls may not be adequate to support our operations. Moreover, our systems may not accommodate increased use while maintaining acceptable overall performance.

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

    A key element of our strategy is to market our applications, services and product offerings to large organizations with significant data management and access needs. The sales process normally involves a significant evaluation process, and commitment of budgets may be subject to delays due to a customer's internal procedures for approving new expenditures and deploying new technologies. The period between initial customer contact and a purchase order can span up to three months or more.

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

    Internet technologies are evolving rapidly and the technology used by any electronic commerce business is subject to rapid change and obsolescence. If we are not able to maintain and improve our products and develop new products that keep pace with competitive product introductions and technological developments, satisfy diverse and evolving customer requirements and achieve market acceptance, we may lose existing customers or be unable to attract new customers. We may not be successful in developing and marketing product enhancements or new products that respond to technological advances by others on a timely or cost-effective basis. In addition, such applications, services and product offerings may contain licensed components, which may be difficult to integrate or may cause the solutions to be ineffective. These products, if developed, may not achieve market acceptance. Any delay or problems in the installation or implementation of new products or services may cause customers to forego purchases from us and could cause them to purchase from our competitors.

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

    Laws regulating health care providers, health insurance, health maintenance organizations and similar organizations, employee benefit plans and governmental health benefit programs cover a broad array of subjects, including but not limited to licensing, billing, collection and reimbursement, advertising, confidentiality, financial relationships with, and referral of services and goods among and to, suppliers and providers, mandated benefits and grievance and appeal procedures. Furthermore, the federal Health Insurance Portability and Accountability Act of 1996 mandates the use of standard transactions, standard identifiers, security and other provisions by the year 2002.

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

    Our future success depends upon the continued service of our executive officers and other key employees as well as our ability to hire a significant number of new employees. In particular, it would be difficult for us to replace the services of our President and Chief Executive Officer, Lorine Sweeney. In addition, we are particularly dependent on the continued services of software developers with programming skills in extensible mark-up language, Java and Oracle. Competition for these individuals is intense, and we may not be able to attract, assimilate or retain additional highly qualified personnel in the future. None of our executive officers or key personnel has employment agreements with us, except for standard agreements we have with all of our employees providing for confidentiality and invention assignment obligations.

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

    We expect our current cash resources, will be sufficient to meet our requirements for the next 18 months. However, we expect that we will continue to experience negative cash flow in the near term. Accordingly, we may need to raise additional capital to support expansion, develop new or enhanced applications, services and product offerings, respond to competitive pressures, acquire complementary businesses or technologies or take advantage of unanticipated opportunities. We may need to raise additional funds by selling debt or equity securities, by entering into strategic relationships or through other arrangements. We cannot assure you that we will be able to raise any additional amounts on reasonable terms, or at all, when they are needed.

Acquisitions could be difficult to integrate, disrupt our business and dilute stockholder value.

    We expect to acquire technologies and other technology companies to increase the number and variety of applications, services and product offerings we offer and to increase our customer base. For example, we acquired Advica and Integrated Media in the fourth quarter of 2000. To be successful, we will need to identify applications, technologies and businesses that are complementary to ours, integrate disparate technologies and corporate cultures and manage a geographically dispersed company. Acquisitions could divert our attention from other business concerns and expose us to unforeseen liabilities or risks associated with entering new markets. Finally, we may lose key employees while integrating these new companies. Integrating newly acquired organizations and technologies into XCare.net could be expensive, time consuming and may strain our resources. In addition, we may lose our current customers if any acquired companies have relationships with competitors of our customers. Consequently, we may not be successful in integrating any acquired businesses or technologies and may not achieve anticipated revenue and cost benefits. The health care industry is consolidating and we expect that we will face intensified competition for acquisitions, especially from larger, better-funded organizations. If we fail to execute our acquisition strategy successfully for any reason, our business will suffer significantly.

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

    Our intellectual property is important to our business. We expect that we could be subject to intellectual property infringement claims as the number of our competitors grows and the functionality of our applications overlap with competitive offerings. These claims, whether or not meritorious, could be expensive and divert our attention from operating our company. If we become liable to third parties for infringing their intellectual property rights, we would be required to pay a substantial damage award and to develop non-infringing technology, obtain a license or cease selling the applications that contain the infringing intellectual property. We may be unable to develop non-infringing technology or obtain a license on commercially reasonable terms, or at all. In addition, we may not be able to protect against misappropriation of our intellectual property. Third parties may infringe upon our intellectual property rights, we may not detect this unauthorized use and we may be unable to enforce our rights.

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

ITEM 2. PROPERTIES.

    Our principal executive and corporate offices are located in Englewood, Colorado, where we lease approximately 30,426 square feet of subleased office space. The leases on this facility expires at various dates ranging from 2001 through 2003. We also sublease 37,925 square feet of office space, primarily for operations and research and development, in various locations in the Unites States that expire at dates ranging from 2001 through 2007. We believe that our current facilities will be sufficient to meet our needs for at least the next twelve months.

ITEM 3. LEGAL PROCEEDINGS.

    Our Company and its subsidiaries are subject to claims and proceedings arising in the ordinary course of business. There are no pending claims or proceedings that management expects to be material. See also Note 8 to the consolidated financial statements on page F-19.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

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

1.       Election of Class I Directors:

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

2000                                                            High       Low
----                                                           ------     -----
First Quarter  (February 10, 2000 to March 31, 2000) .......   $31.25     $14.13
Second Quarter .............................................    11.44       5.31
Third Quarter ..............................................     6.00       3.00
Fourth Quarter .............................................     9.25       4.00

2001
----
First Quarter  (January  1, 2001 through March 27, 2001) ...   $ 7.63     $ 5.38

    At March 27, 2001 the last reported sale price of the common stock was $6.56 per share, and the number of holders of record of the common stock was approximately 40. Because many of the Company's shares of common stock are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of stockholders represented by these record holders.

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

    The net proceeds to us from the sale of shares of our common stock in the offering at the initial public offering price of $18.00 per share, after deducting estimated expenses of $2.1 million and underwriting discounts and commissions of $7.2 million, was approximately $94.2 million.

    We expect to use our cash and cash equivalents for general corporate purposes, working capital and capital expenditures to fund our operations and to continue expanding our product offerings. The amounts and timing of our actual expenditures will depend upon numerous factors, including the status of our product development efforts, marketing and sales activities, and the amount of cash generated by our operations and competition. We may find it necessary or advisable to use portions of our cash and cash equivalents for other purposes. A portion of our cash, cash equivalents and short-term investments may also be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. Pending the use of the proceeds for the above purposes, we invested such funds in short-term, interest-bearing, investment-grade securities.

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

                                                                       YEAR ENDED DECEMBER 31,
                                                     --------------------------------------------------------
                                                       1996        1997        1998        1999        2000
                                                     --------    --------    --------    --------    --------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Total revenue ....................................   $  9,726    $  5,984    $  2,270    $  4,853    $ 10,681
Total costs and expenses .........................     10,523      14,641       5,915       7,974      33,025
                                                     --------    --------    --------    --------    --------
Loss from operations .............................       (797)     (8,657)     (3,645)     (3,121)    (22,344)
Settlements received from contract
  terminations ...................................      2,250         250          --          --          --
Interest income (expense), net ...................         --           5        (437)        (67)      5,027
                                                     --------    --------    --------    --------    --------
Income (loss) before income taxes ................      1,453      (8,402)     (4,082)     (3,188)    (17,317)
Income tax (benefit) expense .....................      1,200      (1,078)         --          --          --
                                                     --------    --------    --------    --------    --------
Net income (loss) ................................   $    253    $ (7,324)   $ (4,082)   $ (3,188)   $(17,317)
                                                     ========    ========    ========    ========    ========
Net income (loss) per common share--basic
  and diluted ....................................   $   0.53    $ (18.92)   $ (10.64)   $   (6.9)   $  (1.20)
                                                     ========    ========    ========    ========    ========
Weighted average common shares
  outstanding -- basic and diluted ...............        476         390         390         472      14,399
                                                     ========    ========    ========    ========    ========


                                                                DECEMBER  31,
                                           -------------------------------------------------------
                                             1996       1997        1998        1999        2000
                                           --------   --------    --------    --------    --------
                                                               (IN THOUSANDS)
BALANCE SHEET DATA:
Cash, cash equivalents and
  short-term investments ...............   $  1,394   $    697    $    198    $  7,455    $ 78,319
Working capital ........................        243       (952)     (5,335)      8,138      82,759
Total assets ...........................      4,492      4,026       2,805      13,183      96,908
Long-term debt .........................      1,317        939         284          --          --
Mandatorily redeemable convertible
  preferred stock ......................         --      6,728       6,827      23,842          --
Stockholders' equity (deficit) .........        842     (6,537)    (10,620)    (13,172)     92,839

    In reviewing the above data, you should consider the following:

    o During 1996, a major customer terminated its contract with us and paid $2.3 million to settle all claims arising from the termination. During 1997, another major customer terminated its contract with us and paid $250,000 to settle all claims associated with the termination.

    o As a result of the contract terminations, during 1997 we abandoned an operating lease and incurred impairment charges for related fixed assets aggregating $887,000.

    o In 1999, we completed a sale of Series B convertible preferred stock with net proceeds totaling $13.7 million.

    o Our registration statement on Form S-1 covering our initial public offering (the "Offering") of 5,750,000 shares of common stock (including the underwriter's over-allotment option of 750,000 shares of common stock) at

        $18.00 per share was declared effective on February 9, 2000. The net proceeds to us from the sale of shares of our common stock in the offering at the initial public offering price of $18.00 per share, after deducting estimated expenses of $2.1 million and underwriting discounts and commissions of $7.2 million, was $94.2 million.

    o In October 2000, the Company entered into a Software License and Services Agreement (the "Agreement") with MedUnite, Inc. ("MedUnite") to provide software development services related to the pilot program. These services are provided on a time and materials basis and the Agreement is cancellable at MedUnite's discretion subsequent to the delivery of the first pilot and prior to the contract contingency date ("Contingency Date"), which is expected in mid-2001. In addition, the Company will host MedUnite's pilot program. If MedUnite does not terminate the Agreement before the Contingency Date, the Company will sell MedUnite a software license and is expected to provide ongoing hosting, transaction processing, maintenance, software development and technical services.

        In connection with the Agreement, the Company issued warrants to MedUnite to purchase 1,350,000 shares of XCare.net's common stock at an exercise price of $4.06. The warrants were immediately vested exercisable and non-forfeitable for a period of eighteen months from the date of grant. The fair value of the warrants was calculated to be $3.1 million and was determined using the Black-Scholes option pricing model utilizing a volatility factor of 120%, risk-free interest rate of 6.0% and an expected life of 18 months. The amounts billed to MedUnite up to the date that the first pilot is delivered (March 2001) will be reduced by the fair value attributed to the warrants. For the year ended December 31, 2000, the Company allocated $2.2 million of the warrant charge to billings and amounts billable. The remaining value of the warrants is $0.9 million at December 31, 2000 and is included in other current assets. As of December 31, 2000, the Company expects future billings to be in excess of the remaining fair value of the warrants.

    o In 2000, we purchased all the outstanding stock of Advica Health Resources for 70,000 shares our common stock in a transaction accounted for as a purchase. The total purchase price of Advica was $2.2 million. We also acquired all the outstanding stock of Integrated Media Inc. for $2.1 million in transaction accounted for as a purchase. The acquisitions generated goodwill and intangible assets totaling $3.5 million and an annual amortization expense of $1.2 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    XCare.net is an electronic commerce service provider for health care businesses. We have developed an Internet-based technology platform, XTiera(TM), using extensible mark-up language ("XML"). Utilizing XTiera(TM), we design, develop and host custom health care Web sites, known as portals, for payers, providers and other health care industry participants. Through these portals, we link health care providers, payers and other industry participants into a community to create an Internet exchange. We use XTiera(TM) to deliver a broad range of applications, services and electronic product offerings that streamline and automate high-volume, data-intensive transactions and processes. We process transactions such as eligibility checking, claims status, referral processing and physician credentialing and enrollment. We also provide consulting services to define, develop and implement Internet health care strategies as well as Web site hosting, transaction processing, transaction support and maintenance services for our customers. XTiera(TM) is based on XML, in conjunction with the Topic Navigation Mapping standard. The enhanced integration and filtering capabilities are designed to meet the demands of health care industry participants. We expect XML to be a predominant protocol for exchanging data for electronic commerce in the future. Topic Navigation Mapping provides a standard format for indexing and structuring the XML formatted content. We take advantage of the benefits of both XML and Topic Navigation Mapping technologies to process data trapped in usually incompatible legacy computer systems, allow for automation of health care processes and integrate a wide variety of health care data including audio, video and text. We operate in two segments: development and consulting services, and recurring services. The development and consulting services segment includes revenue generated from software engineering and integration. The recurring services segment includes revenue generated from hosting services, maintenance services, transaction services, recurring license fees and other services.

    On February 9, 2000, the SEC declared effective the Company's Registration Statement on Form S-1. Pursuant to this Registration Statement, we completed an Initial Public Offering ("IPO") of 5,750,000 shares of our common stock (including 750,000 shares sold pursuant to the exercise of the underwriter's over-allotment option) at an offering price of $18.00 per share (the "Offering"). Proceeds to the Company from the Offering, after calculation of the underwriter's discount of $7.2 million, totaled $94.2 million, net of offering costs of approximately $2.1 million. Concurrent with the closing of the IPO, all outstanding shares of the Company's convertible preferred stock were automatically converted into 9,108,122 shares of common stock. In addition, upon closing of the IPO, all outstanding common stock warrants and the Series A convertible preferred stock warrants were exercised. The Series A convertible preferred stock issued upon the exercise of the latter warrants was automatically converted into common stock and together with the exercise of the common stock warrants, resulted in the issuance of 702,924 additional shares of common stock.

    In October 2000, the Company entered into a Software License and Services Agreement (the "Agreement") with MedUnite, Inc. ("MedUnite") to provide software development services related to the pilot program. These services are provided on a time and materials basis and the Agreement is cancellable at MedUnite's discretion subsequent to the delivery of the first pilot and prior to the contract contingency date ("Contingency Date"), which is expected in mid-2001. In addition, the Company will host MedUnite's pilot program. If MedUnite does not terminate the Agreement before the Contingency Date, the Company will sell MedUnite a software license and is expected to provide ongoing hosting, transaction processing, maintenance, software development and technical services.

    In connection with the Agreement, the Company issued warrants to MedUnite to purchase 1,350,000 shares of XCare.net's common stock at an exercise price of $4.06. The warrants were immediately vested exercisable and non-forfeitable for a period of eighteen months from the date of grant. The fair value of the warrants was calculated to be $3.1 million and was determined using the Black-Scholes option pricing model utilizing a volatility factor of 120%, risk-free interest rate of 6.0% and an expected life of 18 months. The amounts billed to MedUnite up to the date that the first pilot is delivered (March 2001) will be reduced by the fair value attributed to the warrants. For the year ended December 31, 2000, the Company allocated $2.2 million of the warrant charge to billings and amounts billable. The remaining value of the warrants is $0.9 million at December 31, 2000 and is included in other current assets. As of December 31, 2000, the Company expects future billings to be in excess of the remaining fair value of the warrants.

    On November 8, 2000, we purchased all of United Healthscope, Inc.'s d/b/a Advica Health Resources ("Advica") common shares. The purchase price totaling approximately $2.2 million included 70,000 shares of XCare.net common stock, approximately $830,000 in cash, and professional fees directly related to the acquisition, net of accounts receivable and the Company's net investment in Advica. The purchase price was allocated to the acquired assets and liabilities at their fair values as of November 8, 2000. The acquired intangibles consisted of approximately $549,000 in customer base, $488,000 in acquired workforce, and $86,000 to trade name. The remaining excess purchase price of approximately $402,000 was recorded as goodwill.

    In conjunction with the purchase of Advica Health Resources, the Company incurred approximately $273,000 in costs primarily related to the involuntary termination benefits of Advica employees and for other costs to integrate operating activities. Approximately $95,000 of these employee termination benefits had been paid as of December 31, 2000. The remaining balance was paid in January 2001.

    On November 29, 2000, we purchased all of Integrated Media Inc.'s common stock. The purchase price, totaling approximately $2.1 million, consisted primarily of cash and professional fees directly related to the acquisition. The total purchase price was allocated to the assets and liabilities at their fair values as of November 29, 2000. The acquired identifiable intangible assets totaling approximately $322,000 consisted primarily of acquired workforce and customer base with the remaining excess purchase price of approximately $1.62 million being recorded as goodwill. In addition to the $2.1 million purchase price, the Company will pay $1.0 million to the former president of Integrated Media as compensation for his assistance with the transition over the next year. This $1.0 million has been paid into escrow, is included in other current assets, and will be amortized to sales and marketing expense over the one-year term of the agreement.

    The Company retained an independent appraiser to assist with the assigning of the fair values to the intangibles. The valuations relied on methodologies that most closely related to the fair market value assignment with the economic benefits provided by each asset and risks associated with the assets. The total goodwill and identifiable intangible assets acquired of $3.5 million are being amortized over their estimated lives of 3 years.

    Advica and Integrated Media became wholly-owned subsidiaries of XCare.net effective on the date of the acquisitions and both transactions were accounted for under the purchase method of accounting in the fourth quarter of 2000. Operating results for both Advica and Integrated Media from the date of Acquisition are included in our consolidated financial results.

    We recognize revenue in accordance with the provisions of Statement of Position 97-2, "Software Revenue Recognition" as amended. We derive revenue from license fees and related services under the terms of fixed price contracts. Maintenance revenue is derived from agreements for supporting and providing periodic updates to licensed software. Consulting revenue consists of revenue from consulting services provided pursuant to time and materials contracts. Transaction processing revenue is derived from transaction processing services and is recognized on a per-transaction basis as services are performed. Operational support revenue is derived from agreements for supporting and maintaining customers' processing environments and is recognized ratably over the service period.

    License fees and related services revenue is generally recognized from fixed price contracts using the percentage-of-completion method of accounting when services are essential to the functionality of the delivered software and collectibility of fees is probable. Where collectibility of fees is not probable, we defer revenue and related costs as deferred contract costs and recognize revenue and cost of revenue as cash is collected.

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

    In arrangements where services are not essential to the functionality of the delivered software, and the Company has no other obligations, the Company recognizes license revenue when the agreement has been signed, delivery has occurred, the fee is fixed or determinable and collectibility is probable.

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

    Cost of revenue includes personnel and related overhead costs, payments to third-party consultants who assist with implementation and support services, facilities costs and equipment depreciation. Sales and marketing expenses consist of personnel and related overhead costs, including commissions, travel expenses, field sales office expenses and advertising and promotion costs. General and administrative expenses include personnel and related overhead costs for our executive, administrative, finance and human resources functions, as well as legal and accounting fees, insurance expense, investor relation costs and bad debt expense. Research and development expense includes personnel and related overhead costs for product development, enhancements to existing applications and services and quality assurance activities.

RESULTS OF OPERATIONS

    The following table sets forth financial data for the periods indicated as a percentage of revenue.


                                                           YEAR ENDED DECEMBER 31,
                                                     ----------------------------------
                                                       1998         1999         2000*
                                                     --------     --------      -------
Total revenue ....................................      100.0%       100.0%       100.0%
Costs and expenses:
  Cost of revenue ................................       91.9         80.8        132.7
  Sales and marketing ............................       42.5         22.8         48.8
  General and administrative .....................       96.7         38.5         86.2
  Research and development .......................       29.5         11.8         27.6
  Goodwill and other intangibles amortization ....         --           --          0.1
  Stock compensation expense .....................         --         10.4         12.9
                                                     --------     --------      -------
          Total costs and expenses ...............      260.6        164.3        309.2
                                                     --------     --------      -------
Loss from operations .............................     (160.6)       (64.3)      (209.2)
Interest income (expense), net ...................      (19.2)        (1.4)        47.1
                                                     --------     --------      -------
Net loss .........................................     (179.8)%      (65.7)%     (162.1)%
                                                     ========     ========      =======

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

    Total Revenue. Total revenue increased $5.8 million, or 120.0%, to $10.7 million for the year ended December 31, 2000 from $4.9 million for the year ended December 31, 1999. Amounts billed or billable to MedUnite of $2.2 million as of December 31, 2000 were reduced by the same amounts which relate to the fair value of the warrants issued to MedUnite in connection with the Agreement discussed above. The increase in total revenue is primarily related to increased development and consulting revenues derived from increased Internet-based development projects over the prior year. Internet-based development projects generally are higher in dollar value than our other services. Higher recurring revenue from Web site hosting, transaction processing and maintenance services for the twelve months ended December 31, 2000 as compared to the twelve months December 31 1999 also added to the increase in total revenue. Total revenue also increased due to the acquisition of Advica and Integrated Media in the fourth quarter of 2000.

    Cost of revenue. Cost of revenue increased $10.3 million, or 261.3%, to $14.2 million for the year ended December 31, 2000 from $3.9 million for the prior comparable period. The increase in the cost of revenue is related to the cost of additional personnel and third party contractors to support the growth in our Internet-based development projects. Expenses also increased due to the acquisitions of Advica and Integrated Media.

    Sales and marketing. Sales and marketing expenses increased $4.1 million, or 372.0%, to $5.2 million for the year ended December 31, 2000 from $1.1 million for the year ended December 31, 1999. Sales and marketing expenses increased due to additional personnel, benefits and increased travel and entertainment, trade show and conference expenses as our sales force and marketing efforts were expanded and intensified. Increased commission expense related to obtaining significant contracts also added to the increase.

    General and administrative. General and administrative expenses increased $7.3 million, or 393.1%, to $9.2 million for the year ended December 31, 2000 from $1.9 million for the year earlier period. The increase in general and administrative expenses was primarily due to:

    o an increase in personnel in the areas of human resources, accounting and administration and an increase in benefits expense related to the increase in personnel and recruiting costs,

    o higher legal and accounting fees associated with periodic reporting requirements of a public company,

    o increased insurance expense related to purchasing directors and officers insurance,

    o   higher rent expense related to expansion of our facilities,

    o higher depreciation expense related to an increase in capital expenditures to support our operations,

    o   higher bad debt expense related to increased revenues,

    o   the acquisition of Advica and Integrated Media, and

    o   increased investor relations expense associated with a public company.

    Research and development. Research and development expenses increased $2.4 million, or 413.4%, to $3.0 million for the year ended December 31, 2000 from $0.6 million for the year ended December 31, 1999. The increase in research and development expenses reflects an increased use of third-party contractors related to the development of our transaction platform, XTiera(TM) offset by a decrease in salary expense. Additionally, higher rent expense related to our new Santa Clara research and development facility also added to the increase in research and development expense.

    Amortization of goodwill and acquired intangibles. The amortization of goodwill and acquired intangibles results from our acquisitions of Advica and Integrated Media. Goodwill and identifiable intangibles of $3.5 million was recognized for the amount of the excess of the purchase price over the fair market value of the net assets acquired and will be amortized on a straight-line basis over the estimated useful life of 3 years. We obtained independent appraisals of the identified intangible assets and their remaining useful lives. Goodwill and other intangibles amortization for the twelve months ended December 31, 2000 was $96,000.

    Stock compensation expense. During 1999 and through February 10, 2000, the effective date of the Company's initial public offering, in connection with stock options granted to certain employees and a consultant under the stock plan, we have recorded unearned stock compensation representing the difference between the exercise price of the options and the deemed fair value of our common stock at the date of grant. We recorded aggregate unearned compensation of $2.8 million in connection with these stock options. This stock compensation will be amortized to expense over the period during which the options or common stock subject to repurchase vest, generally four years, using an accelerated method as described in Financial Accounting Standards Board Interpretation No.
28. Amortization of stock compensation expense amounted to $1.4 million for the year ended December 31, 2000 compared to $504,000 in 1999. We expect to recognize amortization expense related to unearned compensation for the aforementioned grants of $425,000 in 2001, $193,000 in 2002 and $39,000 in 2003.
See Note 6 of Notes to Financial Statements.

    Interest income (expense), net. Interest income (expense), net includes interest income on cash and cash equivalent balance partially offset by interest expense on our convertible promissory notes and capital lease obligations. Interest income, net of interest expense, increased $5.1 million, to interest income of $5.0 million for the year ended December 31, 2000 from interest expense of $67,000 for the prior year. The increase in net interest income is primarily due to the interest income realized from the investment of the proceeds from our IPO in the first quarter 2000, the conversion of our convertible promissory notes into common shares simultaneously with our IPO and the reduction of debt and capital lease obligations during 1999.

    Income tax (benefit) expense. No provision for federal and state income taxes has been recorded for the years ended December 31, 2000 and 1999, as we have incurred net operating losses for each of these periods. We believe that, based on the history of losses and other factors, the weight of available evidence indicates that it is more likely than not that we will not be able to realize our deferred tax assets, and thus a full valuation allowance has been recorded against such assets as of December 31, 2000.

    Segment results. Segment results represent margins which, for segment reporting purposes, exclude certain costs and expenses, including corporate expenses, taxes other than income and other non-recurring charges. See Note 10 to the consolidated financial statements.

                                1999          2000       (DECREASE)
                             ----------    ----------    ----------
Development and consulting   $      720    $   (3,216)   $   (3,936)
Recurring services                  210          (276)         (486)
Other                            (4,118)      (13,825)       (9,707)
                             ----------    ----------    ----------
                             $   (3,188)   $  (17,317)   $  (14,129)
                             ==========    ==========    ==========

    The decrease in margins for both the development and consulting and recurring services segments is primarily related to the cost of additional personnel hired to support the growth in our Internet-based development projects and an increase in the ratio of third-party contractors to Company personnel in the first three quarters of 2000. Third-party contractors generally cost the Company more than our own personnel and consequently generate lower gross profit margins.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

    Revenue. Revenue increased $2.6 million, or 114%, to $4.9 million for the year ended December 31, 1999 from $2.3 million for the year ended December 31, 1998. This increase reflects revenue recognized from new customers coupled with an increase in average total arrangement fees during 1999 as compared to 1998, partially offset by decreased transaction processing revenue, as two customers did not continue their transaction processing arrangements after they completed implementation of our software.

    Cost of revenue. Cost of revenue increased $1.8 million, or 88%, to $3.9 million for the year ended December 31, 1999 from $2.1 million for the year earlier period. This increase reflects the cost of additional third-party consultants utilized to support the current license implementation and custom development projects, amortization of software purchased in the fourth quarter of 1998 and recognition in 1999 of contract expenses deferred from the prior year.

    Sales and marketing. Sales and marketing expenses increased $140,000, or 15%, to $1.1 million during the year ended December 31, 1999 from $1.0 million for the year ended December 31, 1998. This increase represents increases in personnel, travel, advertising and marketing as we began to expand our sales and marketing force during the last half of 1999.

    General and administrative. General and administrative expenses decreased $327,000, or 15%, to $1.9 million for the year ended December 31, 1999 from $2.2 million from the year earlier period. This decrease is due primarily to a reduction in the amount of losses on the disposal of assets which were recorded in 1998 and the phase out of our mainframe computer as we discontinued its use. These decreases were partially offset by increases in recruitment and personnel costs as we built our staff, to accommodated growth and prepare for our IPO in the first quarter of 2000.

    Research and development. Research and development expenses decreased $95,000, or 14%, to $0.6 million for the year ended December 31, 1999 from $0.7 million for the year ended December 31, 1998. This decrease reflects a reduction in the use of outside consultants due to the completion of a project in 1998 related to the conversion of forms in the claims processing application as well as the write-off of certain software and equipment during 1998 after two of our customers did not continue their transaction processing arrangements once they completed implementation of our software. These decreases were partially offset by an increase in salaries as we increased personnel after obtaining funding through the sale convertible preferred stock in the second and third quarters of 1999.

    Stock compensation expense. During 1999, we recorded aggregate unearned compensation of $2.8 million in connection with the grant of certain stock options. Amortization of this compensation amounted to $504,000 for the year ended December 31, 1999. See Note 6 of Notes to Financial Statements.

    Interest income (expense), net. Interest income (expense), net includes interest expense on our convertible promissory notes and capital lease obligations partially offset by interest income on cash and cash equivalent balances. Interest expense, net of interest income, decreased $370,000, or 85%, to $67,000 for the year ended December 31, 1999 from $437,000 for the prior year. This decrease is due to the conversion of the convertible promissory notes to Series B convertible preferred stock in June 1999, and the substantial reduction of debt and capital lease obligations during 1999 with the proceeds of the Series B preferred stock in the second and third quarter of 1999.

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

         Segment Results. Segment results represent margins which, for segment reporting purposes, exclude certain costs and expenses, including corporate expenses, taxes other than income and other non-recurring charges. Because all XCare.net's revenues were generated from recurring services in 1998, comparative information for the twelve months ended December 31, 1999 and 1998 are not presented. See Note 10 to the consolidated financial statements on pages F-19 through F-20.

LIQUIDITY AND CAPITAL RESOURCES

    We have historically financed our operations through a combination of cash flow from operations, private sales of common and convertible preferred stock, issuances of convertible promissory notes and public sales of common stock.

    We expect to use our cash, cash equivalents and short-term investments for general corporate purposes, working capital and capital expenditures to fund our operations and to continue expanding our product offerings. The amounts and timing of our actual expenditures will depend upon numerous factors, including the status of our product development efforts, marketing and sales activities, the amount of cash generated by our operations and competition. We may find it necessary or advisable to use portions of our cash and cash equivalents for other purposes. A portion of our cash, cash equivalents and short-term investments may also be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. Pending use of our cash and cash equivalents for the above purposes, we intend to invest such funds in short-term, interest-bearing, investment-grade securities.

    Net cash used in operating activities was $17.3 million in 2000, $4.4 million in 1999 and $2.2 million in 1998. Net cash used in operating activities is primarily attributable to net losses.

    Net cash used in investing activities was $48.2 million in 2000 and $1.2 million in 1999, and net cash provided by investing activities was $167,000 in 1998. Investing activities increased in 2000 primarily due to purchases of short-term investments of $41.0 million and purchases of computer hardware and software, office furniture and equipment of $3.6 million. In the fourth quarter of 2000, we purchased all of Integrated Media, Inc.'s common stock for $2.1 million and spent $0.7 million in the purchase of Advica, net of cash received. See Note 2 to the consolidated financial statements regarding these purchases. We anticipate total capital expenditures for 2001 to be approximately $3.6 million.

    Net cash provided by financing activities of $95.4 million for 2000 was primarily related to the net proceeds received from our initial public offering. In February 2000, we completed our initial public offering and issued 5,750,000 shares of common stock (including the underwriter's over-allotment of 750,000 shares of common stock) at an initial public offering price of $18.00 per share. We received $94.2 million in cash proceeds, net of underwriting discounts, commissions and other offering costs. The net cash provided by financing activities of $12.9 million for 1999 was primarily related to the net proceeds received from the issuance of convertible preferred stock. The net cash provided by financing activities of $1.5 million for 1998 was primarily related to the net proceeds received from the issuance of convertible promissory notes.

    We expect our current cash resources, will be sufficient to meet our requirements for the next 18 months. We may need to raise additional capital to support expansion, develop new or enhanced applications, services and product offerings, respond to competitive pressures, acquire complementary businesses or technologies or take advantage of unanticipated opportunities. We may need to raise additional funds by selling debt or equity securities, by entering into strategic relationships or through other arrangements. We cannot assure you that we will be able to raise any additional amounts on reasonable terms, or at all, when they are needed.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (the "Bulletin"), "Revenue Recognition in Financial Statements," which addresses revenue recognition issues. The implementation of the Bulletin was delayed until the fourth quarter of 2000 for fiscal years beginning after December 15, 1999. The application of the Bulletin was retroactive to January 1, 2000. The impact of the Bulletin on the consolidated financial statements has not been material.

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 requires, among other things, that all derivative instruments be recognized at fair value as assets or liabilities on the balance sheet and that changes in fair value generally be recognized currently in earnings unless specific hedge accounting criteria are met. Because the Company does not hold any derivative financial instruments and has not engaged in hedging activities, the Company does not expect the adoption of SFAS 133 to have a material impact on its consolidated results of operations, financial position or cash flows. The Company will adopt the provisions of SFAS 133 in the first quarter of 2001.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

    We currently develop and market our products in the United States. As all sales are currently made in U.S. dollars, a strengthening of the dollar could make our product less competitive in foreign markets. Our interest income is sensitive to changes in the general level of U.S. interest rates. Due to the short term-term nature of our investments, we believe that there is no material interest risk exposure. Based on the foregoing, no quantitative disclosures have been provided.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

For a discussion of the information required by this item, you should refer to pages F-1 through F-22.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Effective September 1, 1999, PricewaterhouseCoopers LLP was engaged as our independent accountants and replaced KPMG LLP, who were dismissed as our independent accountants on August 25, 1999. The decision to change accountants was approved by our Board of Directors. The audit report of KPMG LLP for the year ended December 31, 1997 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principle, except that the audit report issued by KPMG LLP for the year ended December 31, 1997 included an explanatory paragraph citing factors that raised substantial doubt surrounding our ability to continue as a going concern. In connection with its audit for the period ended December 31, 1997 and through their termination on August 25, 1999, there were no disagreements with KPMG LLP on any matter of accounting principles or practices, financial statements disclosure or auditing scope or procedures, which disagreements, if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement. KPMG LLP has not audited or reported on any of the financial statements or information included in this Annual Report. The financial statements for the years ended December 31, 1998, 1999 and 2000 have been audited by PricewaterhouseCoopers LLP. Prior to September 1, 1999, we had not consulted with PricewaterhouseCoopers LLP on items that involved our accounting principles or the form of audit opinion to be issued on our financial statements.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The information required by this item concerning the Company's directors is incorporated by reference to the information set forth in the sections entitled "Information About Nominees and Other Directors," "Directors' Compensation," and "Section 16(a) Beneficial Ownership Compliance" in the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders (the "2001 Proxy Statement") to be filed with the Commission within 120 days after the end of the Company's fiscal year ended December 31, 2000, except that the information required by this item concerning the executive officers of the Company is incorporated by reference to the information set forth in the section entitled "Executive Officers of the Company" in Part I of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this item regarding executive compensation is incorporated by reference to the information set forth in the section entitled "Executive Compensation" in the Company's 2001 Proxy Statement to be filed with the Commission within 120 days after the end of the Company fiscal year ended December 31, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The information required by this regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth in the section entitled "Security Ownership of Certain Beneficial Holders and Management" in the Company's 2001 Proxy Statement to be filed with the Commission within 120 days after the end of the Company`s fiscal year ended December 31, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information required by this item regarding security ownership of certain relationships and related transactions is incorporated by reference to the information set forth in the section entitled "Certain Relationships and Related Transactions" in the Company's 2001 Proxy Statement to be filed with the Commission within 120 days after the end of the Company`s fiscal year ended December 31, 2000.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) The following documents are filed as part of this Annual Report on Form 10-K:

                  1.       Consolidated Financial Statements

                  The following consolidated financial statements of XCare.net, Inc. are filed as part of this report:

                                                                                          Page Number
                                                                                          -----------
                   Index to Consolidated Financial Statements                                 F-1
                   Report of Independent Accountants                                          F-2
                   Consolidated Balance Sheet                                                 F-3
                   Consolidated Statement of Operations                                       F-4
                   Consolidated Statement of Changes in Stockholders' Equity (Deficit)        F-5
                   Consolidated Statement of Cash Flows                                       F-6
                   Notes to the Consolidated Financial Statements                             F-7

                  2. Consolidated Financial Statement Schedules. The following consolidated financial statement schedule of the Company for each of the years ended December 31, 1998, 1999 and 2000, is filed as part of this Form 10-K and should be read in conjunction with the Consolidated Financial Statements, and the related notes thereto, of the Company.

                                                                                          Page Number
                                                                                          -----------
                  Schedule II - Valuation and Qualifying Accounts                             S-1

                           Schedules other than the one listed above have been omitted since they are either not required, not applicable, or the information is otherwise included.

                  3. Exhibits. The exhibits listed on the accompanying index to exhibits are filed as part of, or incorporated by reference into, this Form 10-K.

         (b)      Reports of Form 8-K:

                  1. On December 4, 2000, XCare.net filed a Current Report on Form 8-K announcing the acquisition of United Healthscope, Inc.

                  2. On January 22, 2001, XCare.net filed an Amendment to the Current Report on Form 8-K, filed on December 4, 2000, to include the Financial Statements and Pro Forma Financial Information of the United Healthscope, Inc. acquisition.

         (c)      Index to Exhibits

        Exhibit
        Number    Description of Document

         1.1      Form of Underwriting Agreement.(1)

         3.1      Amended and Restated Certificate of Incorporation.(1)

         3.3      Bylaws.(1)

         4.1      Form Common Stock Certificate.(1)

         4.2 Second Amended and Restated Registration Rights Agreement, dated as of July 27, 1999, between the Company and the parties named therein.(1)

         10.1 Form of Indemnification Agreement entered into by the Company with each of its directors and executive officers.(1)

         10.2     Amended and Restated 1997 Stock Option Plan.(1)

         10.3     1999 Employee Stock Purchase Plan and related agreements.(1)

         10.4     1999 Director Option Plan and related agreements.(1)

         10.5 Licensing Agreement, dated as of December 30, 1998, between the Company and Match Health Care Services, Ltd.(1)(2)

         10.6 Master Licensing Agreement, dated February 4, 1999, between the Company and Methodist Care, Inc.(1)(2)

         10.7 Services Agreement Subcontract, dated December 17, 1998, between the Company and PRC, Inc.(1)

         10.8 Master Licensing, Processing and Services Agreement, dated February 16, 1997, between the Company and Healthscope/United, Inc.(1)(2)

         10.9 System Management Contract, dated April 1, 1999, between the Company and Advica Health Resources.(1)(2)

         10.10 Administration Services Agreement, dated March 29, 1999, between the Company and American Medical Pathways, Inc.(1)(2)

         10.11 Processing and Services Agreement, dated January 1, 1997, between the Company and Brokerage Services Incorporated.(1)(2)

         10.12 Addendum to Processing and Services Agreement, dated July 25, 1997, between the Company and Brokerage Services Incorporated.(1)(2)

         10.13 Supplemental Agreement, dated December 24, 1997, between the Company and Brokerage Services Incorporated.(1)(2)

         10.14 Employers Mutual, Inc. Assignment Letter, dated August 5, 1999, between the Company and Employers Mutual, Inc.(1)(2)

         10.15 Master License and Services Agreement, dated June 24, 1998, between the Company and Employers Mutual, Inc.(1)(2)

         10.16 Contractor Agreement, dated February 19, 1999, between the Company and Employers Mutual, Inc.(1)(2)

         10.17 Master Licensing and Services Agreement, dated February 20, 1998, between the Company and Provider Services, Incorporated.(1)(2)

         10.18 Contractor Agreement, dated April 27, 1999, between the Company and Provider Services, Incorporated.(1)(2)

         10.19 Master Licensing and Services Agreement, dated August 24, 1998, between the Company and Quest Diagnostics
                  Incorporated.(1)(2)

         10.20    Offer letter, dated September 22, 1997, with Lorine
                  Sweeney.(1)

         10.21    Offer letter, dated December 12, 1997, with Mark Rangell.(1)

         10.22    Offer letter, dated June 12, 1998, with Tammy McLaren.(1)

         10.23 Sublease, dated as of May 11, 1998, by and between the Company and Echo Bay Management Corp.(1)

         10.24 Sub-sublease Agreement, dated as of December 18, 1998, by and between the Company and Project Discovery, Inc.(1)

         10.25 Office lease, dated May 2, 1997, between the Company and MBL Life Assurance Corporation.(1)

         10.26 Office lease, dated September 29, 1995 between the Company and MBL Life Assurance Corporation.(1)

         10.27 Consulting Agreement, dated June 10, 1998, by and between the Company and ADIS International Ltd.(1)(2)

         10.28 Consulting Agreement, dated September 16, 1998, by and between the Company and ADIS International Ltd.(1)(2)

         10.29 Development Services Agreement, dated November 8, 1999, by and between the Registrant and Doheny Eye Medical Group, Inc.(1)(2)

         10.30 Development Services Agreement, dated November 10, 1999 by and between the Company and Delta Health Services.(1)(2)

         10.31 Hosting Services Agreement, dated November 10, 1999, by and between the Company and Delta Health Services.(1)(2)

         10.32 Office Lease Agreement, dated November 1, 1999, by and between the Company and Mountain States Mutual Casualty Company.(1)

         10.33 Software License and Services Agreement, dated October 25, 1999, by and between the Company and Oracle Corporation.(1)(2)

         10.34 Professional Services Agreement, dated September 9, 1999, by and between the Company and Asthma Management Company.(1)(2)

         10.35 Consulting Services Agreement, dated November 29, 1999, by and between the Company and Decision Consultants, Inc.(1)

         10.36 Sublease dated December 17, 1999 by and between the Company and The Pittsburgh & Midway Coal Mining Co.(1)

         10.37    2000 Nonstatutory Stock Option Plan and related agreements.*

         10.38 United Healthscope, Inc. purchase agreement, dated November 8, 2000.*

         10.39 Registration Rights Agreement by and Between XCare.net. and AHR Seller Group, LLC, the sole stockholder of United/HealthScope, Inc.(dba Advica Health Resources), dated November 8, 2000.*

         10.40 Stock Purchase Agreement by and Between XCare.net. and Integrated Media, Inc. and Alan Hochman., dated November 29, 2000.*

         10.41 Escrow Agreement Between XCare.net. and Alan Hochman, dated November 29, 2000.*

         16.1     Letter regarding change in certifying accountant.(1)

         21.1     List of Subsidiaries.*

         23.2     Consent of PricewaterhouseCoopers LLP.*

         24.1 Power of Attorney (Contained in Signature Page to this Annual Report).*


 *   Filed herewith.

(1) Previously filed with the Securities and Exchange Commission (the "Commission") as an Exhibit to the Company's Form S-1 on November 2, 1999 (File No. 333-90165).

(2) Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

                                 XCARE.NET, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                          Page
                                                                                                          ----
Report of Independent Accountants......................................................................... F-2
Consolidated Balance Sheet ............................................................................... F-3
Consolidated Statement of Operations ..................................................................... F-4
Consolidated Statement of Changes in Stockholders' Equity (Deficit)....................................... F-5
Consolidated Statement of Cash Flows...................................................................... F-6
Notes to the Consolidated Financial Statements............................................................ F-7

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of XCare.net, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 31 present fairly, in all material respects, the financial position of XCare.net, Inc. and its subsidiaries at December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index under item 14(a)(2) on page 31 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


PricewaterhouseCoopers LLP
Broomfield, Colorado
March 23, 2001

                                 XCARE.NET, INC.

                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                     ASSETS

                                                                                      DECEMBER 31,
                                                                                ------------------------
                                                                                   1999          2000
                                                                                ----------    ----------
Cash and cash equivalents                                                       $    7,455    $   37,319
Short-term investments                                                                  --        41,000
Accounts receivable, net of allowance of $141 and
 $546 at December 31, 1999 and 2000, respectively                                      890         2,801
Receivable from affiliate                                                              453            --
Work performed in advance of billings                                                  557         1,855
Other current assets                                                                 1,296         3,853
                                                                                ----------    ----------
  Total current assets                                                              10,651        86,828
Property and equipment, net                                                          1,368         5,104
Purchased software, net                                                                566           333
Goodwill and other intangible assets                                                    --         3,378
Other assets                                                                           598         1,265
                                                                                ----------    ----------
  Total assets                                                                  $   13,183    $   96,908
                                                                                ==========    ==========

         LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK
                       AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable                                                              $      819    $    2,028
  Accrued liabilities                                                                1,449         1,847
  Unearned revenue                                                                     153           137
  Current portion of long-term debt and capital lease obligations                       92            57
                                                                                ----------    ----------
  Total current liabilities                                                          2,513         4,069
Commitments and contingencies (Note 8)
 Series A mandatorily redeemable convertible preferred stock, $.01 par value;
  6,000,000 and 0 shares authorized as of December 31, 1999 and 2000, respectively; 2,450,000 and 0 shares issued and
  outstanding at December 31, 1999 and 2000, respectively                            6,810            --
 Series B mandatorily redeemable convertible preferred stock, $.01 par value; 75,000,000 and 0 shares authorized as of December 31, 1999, and
  2000, respectively; 63,053,144 and 0 issued and outstanding
  at December 31, 1999 and 2000, respectively                                       16,948            --
Value ascribed to mandatorily redeemable convertible preferred stock
  warrants                                                                              84            --
                                                                                ----------    ----------
                                                                                    23,842            --
                                                                                ----------    ----------
 Stockholders' equity (deficit):
  Preferred stock, $0.01 par value, 0 and 5,000,000 shares authorized as of
   December 31, 1999 and 2000, respectively; no shares issued
   and outstanding at December 31, 1999 and 2000, respectively                          --            --
  Common stock, $.01 par value; 12,500,000 and 100,000,000 authorized as of December 31, 1999 and 2000, respectively; 577,663 and
   16,408,274 shares issued and outstanding as of December 31, 1999
   and 2000, respectively                                                                6           164
 Additional paid-in capital                                                          3,432       124,990
 Unearned compensation, net                                                         (2,269)         (657)
 Accumulated deficit                                                               (14,341)      (31,658)
                                                                                ----------    ----------
   Total stockholders' equity (deficit)                                            (13,172)       92,839
                                                                                ----------    ----------
   Total liabilities and stockholders' equity (deficit)                         $   13,183    $   96,908
                                                                                ==========    ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                 XCARE.NET, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                           YEAR ENDED DECEMBER 31,
                                                      --------------------------------
                                                        1998        1999        2000
                                                      --------    --------    --------
Revenue                                               $  2,270    $  4,400    $  9,965
Revenue from affiliates                                     --         453         716
                                                      --------    --------    --------
  Total revenue                                          2,270       4,853      10,681
                                                      --------    --------    --------

Costs and expenses:
  Cost of revenue                                        2,086       3,923      14,173
  Sales and marketing                                      965       1,105       5,216
  General and administrative                             2,194       1,867       9,207
  Research and development                                 670         575       2,952
  Amortization of goodwill and acquired intangibles         --          --          96
  Stock compensation expense                                --         504       1,381
                                                      --------    --------    --------
      Total cost and expenses                            5,915       7,974      33,025
                                                      --------    --------    --------
Loss from operations                                    (3,645)     (3,121)    (22,344)
Interest income (expense), net                            (437)        (67)      5,027
                                                      --------    --------    --------
Net loss                                              $ (4,082)   $ (3,188)   $(17,317)
                                                      ========    ========    ========
Net loss per common
  share--basic and diluted                            $ (10.64)   $  (6.91)   $  (1.20)
                                                      ========    ========    ========
Weighted average common shares
  outstanding--basic and diluted                           390         472      14,399
                                                      ========    ========    ========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                 XCARE.NET, INC.

       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)

                                    COMMON STOCK     ADDITIONAL
                                   ---------------    PAID-IN          UNEARNED         ACCUMULATED
                                   SHARES   AMOUNT    CAPITAL      COMPENSATION, NET     (DEFICIT)       TOTAL
                                   ------   ------   ----------    -----------------    -----------    ---------
Balance at December 31, 1997          390   $    4   $      530    $              --    $    (7,071)   $  (6,537)
Accretion of mandatorily
  redeemable convertible
  preferred stock                      --       --          (66)                  --             --          (66)
Other                                  --       --           65                   --             --           65
Net loss                               --       --           --                   --         (4,082)      (4,082)
                                   ------   ------   ----------    -----------------    -----------    ---------
Balance at December 31, 1998          390        4          529                   --        (11,153)     (10,620)
Common stock issued upon
  exercise of options                 188        2           95                   --             --           97
Accretion of mandatorily
  redeemable convertible
  preferred stock                      --       --          (75)                  --             --          (75)
Unearned compensation, net             --       --        2,773               (2,269)            --          504
Other                                                       110                   --             --          110
Net loss                               --       --           --                   --         (3,188)      (3,188)
                                   ------   ------   ----------    -----------------    -----------    ---------
Balance at December 31, 1999          578        6        3,432               (2,269)       (14,341)     (13,172)
Conversion of preferred stock
  into common stock  and
  exercise of warrants at
  Initial Public Offering           9,811       98       23,743                   --             --       23,841
Common stock issued at Initial
  Public Offering, net of
  offering costs                    5,750       57       94,176                   --             --       94,233
Stock option exercises and
  issuances under employee stock
  purchase plan                       199        2          305                   --             --          307
Common stock warrants issued to
  customer                             --       --        3,058                   --             --        3,058
Unearned compensation, net             --       --         (231)               1,612             --        1,381
Stock issued in Advica Health
  Resources purchase                   70        1          507                   --             --          508
Net loss                               --       --           --                   --        (17,317)     (17,317)
                                   ------   ------   ----------    -----------------    -----------    ---------
Balance at December 31, 2000       16,408   $  164   $  124,990    $            (657)   $   (31,658)   $  92,839
                                   ======   ======   ==========    =================    ===========    =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                 XCARE.NET, INC.

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                    YEAR ENDED DECEMBER 31,
                                                                               --------------------------------
                                                                                 1998        1999        2000
                                                                               --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                       $ (4,082)   $ (3,188)   $(17,317)
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation and amortization                                                     815         797       1,602
  Amortization of goodwill and acquired intangibles                                  --          --          96
  Charge related to issuance of warrants                                             --          --       2,182
  Provision for losses on receivables                                                50          91         636
  Loss on impairment and disposal of assets                                         408           9         295
  Amortization of unearned compensation                                              --         504       1,381
  Other                                                                              99         198         (43)
  Change in assets and liabilities: (net of assets and liabilities acquired)
    Accounts receivable                                                            (300)       (278)     (2,015)
    Receivable from affiliate                                                        --        (453)        453
    Work performed in advance of billings                                            --        (557)     (1,298)
    Other current assets                                                             99      (1,218)     (2,566)
    Income taxes receivable                                                         617          --          --
    Purchased software                                                             (850)         --         (50)
    Other assets                                                                   (285)       (313)        (10)
    Accounts payable                                                                488          92         539
    Accrued liabilities                                                             473         298      (1,218)
    Unearned revenue                                                                312        (347)        (16)
                                                                               --------    --------    --------
         Net cash used in operating activities                                   (2,156)     (4,365)    (17,349)
                                                                               --------    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                                                  (19)     (1,245)     (3,631)
Purchase of Integrated Media, Inc., net of cash acquired                             --          --      (2,107)
Purchase of Advica Health Resources, Inc., net of cash acquired                      --          --        (764)
Purchase of short-term investments                                                   --          --     (41,000)
Other investing activities                                                          186           4        (681)
                                                                               --------    --------    --------
         Net cash provided by (used in) investing activities                        167      (1,241)    (48,183)
                                                                               --------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of debt                                                    2,230         205          --
Principal payments on debt                                                         (166)       (430)         (4)
Principal payments under capital leases                                            (574)       (749)        (31)
Proceeds from issuance of mandatorily redeemable
  convertible preferred stock, net                                                   --      13,740          --
Proceeds from Initial Public Offering                                                --          --      95,326
Proceeds from issuance of common stock                                               --          --         307
Other                                                                                --          97        (202)
                                                                               --------    --------    --------
         Net cash provided by financing activities                                1,490      12,863      95,396
                                                                               --------    --------    --------

Net increase (decrease) in cash and cash equivalents                               (499)      7,257      29,864
Cash and cash equivalents at beginning of period                                    697         198       7,455
                                                                               --------    --------    --------
Cash and cash equivalents at end of period                                     $    198    $  7,455    $ 37,319
                                                                               ========    ========    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid                                                                  $    127    $     74    $     --
Income taxes refunded                                                              (615)         --          --
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
  FINANCING TRANSACTIONS
Conversion of convertible promissory notes and accrued
  interest to Series B mandatorily redeemable
  convertible preferred stock                                                  $     --    $  3,204    $     --
  Issuance of common stock in acquisition of Advica                                  --          --         508
  Issuance of common stock warrants to customer                                      --          --       3,058


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                 XCARE.NET, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

    XCare.net, Inc. (the "Company" or "XCare.net") develops, deploys and supports business-to-business software solutions for the health care industry. XTiera(TM), the Company's proprietary XML-based platform, and professional services allow it to create customizable transaction-based application solutions that are designed to address the complex administrative processing requirements of health care companies. In addition, the Company provides outsourcing and transaction hosting services that improve workflow processes and reduce administrative costs for customers.

Basis of Presentation

         We are incorporated under the laws of the State of Delaware. The consolidated financial statements include the accounts of XCare.net and our wholly-owned subsidiaries, Advica Health Resources, Inc. ("Advica") and Integrated Media, Inc. ("Integrated Media"). All significant intercompany amounts and transactions have been eliminated.

Initial Public Offering

    On February 9, 2000, the SEC declared effective the Company's Registration Statement on Form S-1. Pursuant to this Registration Statement, we completed an Initial Public Offering ("IPO") of 5,750,000 shares of our common stock (including 750,000 shares sold pursuant to the exercise of the underwriter's over-allotment option) at an offering price of $18.00 per share (the "Offering"). Proceeds to us from the Offering, after calculation of the underwriter's discount, totaled $94.2 million, net of offering costs of $2.1 million. Concurrent with the closing of the IPO, all outstanding shares of our convertible preferred stock were automatically converted into 9,108,122 shares of common stock. In addition, upon closing of the IPO, all outstanding common stock warrants and the Series A convertible preferred stock warrants were exercised. The Series A convertible preferred stock issued upon the exercise of the latter warrants was automatically converted into common stock and together with the exercise of the common stock warrants, resulted in the issuance of 702,924 additional shares of common stock.

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

Revenue Recognition

    The Company recognizes revenue in accordance with the provisions of Statement of Position 97-2, "Software Revenue Recognition" as amended. The Company derives revenue from license fees and related services under the terms of fixed price contracts. Maintenance revenue is derived from agreements for supporting and providing periodic updates to licensed software. Consulting revenue consists of revenue from consulting services provided pursuant to time and materials contracts. Transaction processing revenue is derived from transaction processing services and is recognized on a per-transaction basis as services are performed. Operational support revenue is derived from agreements for supporting and maintaining customers' processing environments and is recognized ratably over the service period.

    License fees and related services revenue is generally recognized from fixed price contracts using the percentage-of-completion method of accounting when services are essential to the functionality of the delivered software and the collectibility of the fees is probable. Where collectibility of fees is not probable, the Company defers revenue and related costs as deferred contract costs and recognize revenue and cost of revenue as cash is collected.

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

    In arrangements where services are not essential to the functionality of the delivered software and the Company has no other obligations, the Company recognizes license revenue when the agreement has been signed, delivery has occurred, the fee is fixed or determinable and collectibility is probable.

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

                                 XCARE.NET, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


Reclassifications

    Certain prior year information has been reclassified to conform with the current year presentation.

Cash, Cash Equivalents and Short-Term Investments

    All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents. All cash equivalents are carried at cost, which approximates fair value. Short-term investments consist of U.S. government agency debt securities and auction rate certificates with maturities less than 12 months. The Company has classified $2.0 million of its portfolio of U.S. government agency debt securities as held to maturity as defined in Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." At December 31, 2000, all investments were carried at cost, which approximates fair market value based on the Company's intent to hold such securities to maturity. The Company's portfolio of auction rate certificates totaling $39.0 million have been classified as available-for-sale and recorded at fair value in the accompanying consolidated balance sheet. Investment securities classified as available for sale are measured at market value and net unrealized gains and losses are recorded as comprehensive income. Any gains and losses on sales of investments are computed on specific identification. As of December 31, 2000, net unrealized gains and losses on investments available for sale were not material.

Fair Value of Financial Instruments

    The Company's financial instruments include cash, accounts receivable, prepaids, accounts payable and accrued liabilities. The carrying amounts of financial instruments approximate fair value due to their short maturities.

Work Performed in Advance of Billings

    Unbilled receivables arise as revenues are recognized for time and costs incurred on time and material contracts which have not been billed and for revenues that are recognized on fixed price contracts under the percentage of completion method of accounting.

Major Customers

    The Company performs ongoing evaluations of its customers' financial condition and, generally, requires no collateral from its customers.

    The Company had the following customers which accounted for greater than 10% of each respective period's revenue:

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                  CUSTOMER                                    1998       1999      2000
                  --------                                    ----       ----      ----
                     A                                          --         --        17%
                     B                                          --         --        10%
                     C                                          --         20%       --
                     D                                          29%        --        --
                     E                                          20%        11%       --
                     F                                          12%        10%       --
                     G                                          11%        --        --
                     H                                          --         12%       --
                     I                                          --         12%       --

    Three customers accounted for 75% of the accounts receivable balance at December 31, 1999. Three customers accounted for 73% of the accounts receivable balance at December 31, 2000.

Property and Equipment

    Property and equipment are recorded at cost and depreciated using straight-line methods over the estimated useful lives of the assets, ranging from two to five years. Internally used software, whether purchased or developed is capitalized and amortized over an estimated useful life of three years. Equipment under capital lease arrangements as well as leasehold improvements are amortized over the shorter of their useful lives or the terms of the leases.

                                 XCARE.NET, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


Goodwill and Other Acquired Intangible Assets

    Intangible assets consist of goodwill, customer base, acquired workforce and trade names related to the acquisitions accounted for under the purchase method of accounting. Goodwill and other acquired intangibles are amortized on a straight-line basis over three years. Management periodically assesses the amortization period and recoverability of the carrying amount of goodwill and other acquired intangibles. Amortization expense was $0, $0 and $96,000 for the year ended December 31, 1998, 1999 and 2000, respectively.

Long-Lived Assets and Impairments

    The Company periodically evaluates the carrying value of long-lived assets, including, but not limited to, purchased software, property and equipment, and goodwill and other acquired intangibles, when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately indentifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost to dispose of the assets.

Research and Development

    Research and development expense includes costs incurred by the Company to develop and enhance the Company's software. Research and development costs are charged to expense as incurred.

Advertising

    The Company expenses advertising costs as incurred. Advertising expenses for the years ended December 31, 1998, 1999 and 2000 were approximately $66,000, $271,000 and $648,000, respectively.

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

Purchased Software

    Purchased software is to be used with the Company's existing software as well as to be held for resale under an exclusive license and is capitalized and amortized ratably over a three-year estimated useful life. Amortization expense was $0, $284,000 and $283,000 in 1998, 1999 and 2000, respectively. Accumulated amortization was $284,000 and $567,000 as of December 31, 1999 and 2000, respectively.

Income Taxes

    Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable earnings. Valuation allowances are established when necessary to reduce deferred tax assets to the amount more likely than not to be realized. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities.

                                 XCARE.NET, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


Stock Option Compensation

    Statement of Financial Accounting Standard ("SFAS") No. 123, Accounting for Stock-Based Compensation, permits the use of either a fair value based method or the method defined in Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, to account for stock-based compensation arrangements. Companies that elect to use the method provided in APB 25 are required to disclose the pro forma net income (loss) and earnings per share that would have resulted from the use of the fair value based method. We have elected to continue to determine the value of stock-based compensation arrangement under the provisions of APB 25 and included the pro forma disclosures required under SFAS No. 123 in Note 6.

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

    The following table sets forth the computation of the numerators and denominators in the basic and diluted net loss per common share calculations for the periods indicated:

                                                                                YEAR ENDED DECEMBER 31,
                                                                          -----------------------------------
                                                                             1998         1999          2000
                                                                          ----------   ----------   ---------
Numerator:
  Net loss                                                                $  (4,082)   $ (3,188)    $ (17,317)
  Accretion of mandatorily redeemable convertible preferred stock               (66)        (75)           --
                                                                          ---------    --------     ---------
  Net loss available to common stockholders                               $  (4,148)     (3,263)      (17,317)
                                                                          =========    ========     =========
Denominator:
  Weighted average common shares outstanding -- basic and diluted               390         472        14,399
                                                                          =========   =========     =========

    Potentially dilutive securities totaling 11,432,265 and 3,940,072 for the years ended December 31, 1999 and 2000, respectively, were excluded from basic and diluted loss per common share because of their anti-dilutive effect.

                                 XCARE.NET, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


Comprehensive Income

    SFAS No. 130, "Reporting Comprehensive Income" SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income includes all changes in equity during a period from non-owner sources. During each of the three years ended December 31, 2000, the Company has not had any significant transactions that are required to be reported as adjustments to determine comprehensive income.

New Accounting Standards

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (the "Bulletin"), "Revenue Recognition in Financial Statements," which addresses revenue recognition issues. The implementation of the Bulletin was delayed until the fourth quarter of 2000 for fiscal years beginning after December 15, 1999. The application of the Bulletin was retroactive to January 1, 2000. The impact of the Bulletin on the Company's consolidated financial statements was not material.

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 requires, among other things, that all derivative instruments be recognized at fair value as assets or liabilities on the balance sheet and that changes in fair value generally be recognized currently in earnings unless specific hedge accounting criteria are met. Because the Company does not hold any derivative financial instruments and has not engaged in hedging activities, the Company does not expect the adoption of SFAS 133 to have a material impact on its consolidated results of operations, financial position or cash flows. The Company will adopt the provisions of SFAS 133 in the first quarter of 2001.


2. ACQUISITION OF ADVICA HEALTH RESOURCES AND INTEGRATED MEDIA

    On November 8, 2000, we purchased all of United Healthscope, Inc.'s d/b/a Advica Health Resources ("Advica") common shares. The purchase price totaling approximately $2.2 million included 70,000 shares of XCare.net common stock, approximately $830,000 in cash, and professional fees directly related to the acquisition, net of accounts receivable and the Company's net investment in Advica. The purchase price was allocated to the acquired assets and liabilities at their fair values as of November 8, 2000. The acquired intangibles consisted of approximately $549,000 in customer base, $488,000 in acquired workforce, and $86,000 to trade name. The remaining excess purchase price of approximately $402,000 was recorded as goodwill.

    In conjunction with the purchase of Advica, the Company incurred approximately $273,000 in costs primarily related to the involuntary termination benefits of Advica employees and for other costs to integrate operating activities. Approximately $95,000 of these employee termination benefits had been paid as of December 31, 2000. The remaining balance was paid in January 2001.

    On November 29, 2000, we purchased all of Integrated Media Inc.'s common stock. The purchase price, totaling approximately $2.1 million, consisted primarily of cash and professional fees directly related to the acquisition. The total purchase price was allocated to the assets and liabilities at their fair values as of November 29, 2000. The acquired identifiable intangible assets totaling approximately $322,000 consisted primarily of acquired workforce and customer base with the remaining excess purchase price of approximately $1.62 million being recorded as goodwill. In addition to the $2.1 million purchase price, the Company will pay $1 million to the former president of Integrated Media as compensation for his assistance with the transition over the next year. This $1 million has been paid into escrow, is included in other current assets, and will be amortized to sales and marketing expense over the one year term of the agreement.

    The Company retained an independent appraiser to assist with the assigning of the fair values to the identifiable intangibles acquired from both Advica and Integrated Media. The total goodwill and identifiable intangible assets acquired of $3.5 million are being amortized over their estimated lives of 3 years.

    Advica and Integrated Media became wholly-owned subsidiaries of XCare.net effective on the date of the acquisitions and both transactions were accounted for under the purchase method of accounting in the fourth quarter of 2000 for which the results operations are included in the consolidated financial statements from the date of acquisition.

                                 XCARE.NET, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


    The unaudited pro forma results of operations as though the acquisitions had been completed as of the beginning of 1999 and 2000 are as follows (in thousands except for per share amounts):

                                      Year Ended December 31,
                                   ----------------------------
                                       1999            2000
                                   ------------    ------------
Revenues                           $      9,404    $     17,989
Net loss                                (10,442)        (23,064)
Pro forma diluted loss per share   $     (19.27)   $      (1.59)

    The pro forma results above do not include any anticipated cost savings or other effects of the integration of Advica and Integrated Media into XCare.net and are not necessarily indicative of the results which would have occurred if the acquisitions had been in effect on the dates indicated, or which may result in the future.

3. BALANCE SHEET COMPONENTS

    Certain balance sheet components are as follows (in thousands):

                                                     DECEMBER 31,
                                                 -------------------
                                                   1999       2000
                                                 --------   --------
OTHER CURRENT ASSETS
  Prepaid licenses                               $     --   $  1,659
  Prepaid salary (see note 2)                          --        917
  Deferred warrants charges (see note 6)               --        876
  Deferred IPO costs                                1,093         --
  Other                                               203        401
                                                 --------   --------
                                                 $  1,296   $  3,853
                                                 ========   ========

                                                     DECEMBER 31,
                                                 --------------------
                                                   1999        2000
                                                 --------    --------
PROPERTY AND EQUIPMENT
  Furniture, fixtures and equipment              $    412    $  1,906
  Computer hardware                                 1,927       5,225
  Computer software                                   618       2,843
                                                 --------    --------
                                                    2,957       9,974
Less accumulated depreciation and amortization     (1,589)     (4,870)
                                                 --------    --------
                                                 $  1,368    $  5,104
                                                 ========    ========

                                                     DECEMBER 31,
                                                 -------------------
                                                   1999       2000
                                                 --------   --------
ACCRUED LIABILITIES
  Accrued compensation and related accruals      $    173   $  1,056
  Accrued license fee payable                         600         --
  Accrued professional fees                           446        104
  Other                                               230        687
                                                 --------   --------
                                                 $  1,449   $  1,847
                                                 ========   ========

                                 XCARE.NET, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


4. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

    Debt and capital lease obligations consists of the following (in thousands):

                                                                                  DECEMBER 31,
                                                                              --------------------
                                                                                1999        2000
                                                                              --------    --------
Unsecured notes payable                                                       $     --    $     57
Unsecured notes payable to software vendors for software
  licenses; interest rate at 10.5%;                                                 44          --
Unsecured notes payable to landlord for leasehold
  improvements; interest rate at 9.5%; principal and
  interest payable in monthly installments of $1,207 until February 1, 2000          2          --
Capitalized lease obligations                                                       46          --
                                                                              --------    --------
     Total long-term debt                                                           92          57
Less current portion                                                               (92)        (57)
                                                                              --------    --------
     Long-term debt, excluding current portion                                $     --    $     --
                                                                              ========    ========

5. MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK AND WARRANTS

Mandatorily Redeemable Convertible Preferred Stock

    In March 1997, the Company issued 2,450,000 shares of $.01 par value Series A mandatorily redeemable convertible preferred stock and received proceeds net of issuance costs totaling $6,622,000.

    In June 1999, the Company issued 27,111,111 shares of $.01 par value Series B mandatorily redeemable convertible preferred stock and received proceeds totaling $7,320,000. Concurrently, outstanding Convertible Promissory Notes plus accrued interest of $3,204,000 in the aggregate were converted into an additional 11,867,959 shares of Series B mandatorily redeemable convertible preferred stock.

    In July 1999, the Company issued 24,074,074 shares of $.01 par value Series B mandatorily redeemable convertible preferred stock and received proceeds net of issuance costs totaling $6,420,000.

Conversion

    In connection with the Company's Initial Public Offering in February 2000, the 2,450,000 outstanding shares of Series A mandatorily redeemable convertible preferred stock were converted into 2,802,800 shares of common stock. The original conversion ratio of the Series A mandatorily redeemable convertible preferred stock into common stock was one-for-one. This conversion ratio was adjusted during 1997 and 1998 to 1.144 shares of common stock for each share of Series A mandatorily redeemable convertible preferred stock. In addition, the 63,053,144 shares of Series B mandatorily redeemable convertible preferred stock were converted into 6,305,322 shares of common stock, reflecting the rounding upwards of all resulting fractional shares. See Note 1.

Stock Warrants

    In conjunction with the issuance of the 1997 and 1998 Convertible Promissory Notes and the Series A mandatorily redeemable convertible preferred stock offering, the Company issued warrants to purchase a total of 649,312 shares of common stock at an average price of $0.89. In connection with the Company's Initial Public Offering in February 2000, certain of these warrants were exercised and the Company issued 702,294 common shares for net proceeds of $84,000.

                                 XCARE.NET, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


6. STOCKHOLDERS' EQUITY (DEFICIT)

Stock Split

   The Company effected a one-for-ten reverse stock split of its common stock in January 2000. All references in the financial statements to shares, share prices, and per share amounts have been adjusted retroactively for all periods presented to reflect the stock split.

Stock Options

    During 1997, the Company adopted a stock option plan (the "1997 Plan") which provides for the grant of stock options to directors, key employees, and consultants. The 1997 Plan has a term of ten years, unless terminated by our board of directors. An amendment of the Company's 1997 Plan to increase the number of shares of common stock reserved for issuance under the plan from 2,200,000 to 3,600,000 shares was approved by the stockholders in November 2000. The Plan provides for the granting of incentive stock options to employees and nonqualified options to employees, directors and consultants.

    Stock options are granted with an exercise price not less than fair market value of the common stock on the date of the grant, as determined by the board of directors. The options generally expire ten years after the date of grant. Options granted under the 1997 Plan vest over a four year vesting period beginning on the date of grant.

    In July 1999, the board of directors amended all existing stock option agreements under the Plan. The amendment provided that all options are immediately exercisable. However, any shares acquired upon exercise are subject to repurchase by XCare.net over a reverse vesting period that entitles the optionee to exactly the same vesting schedule as the original grant. The repurchase price is equal to the exercise price of the options using FIN 28.

    In January and February 2000, the Company granted incentive stock options to certain employees to purchase 124,700 shares of common stock with exercise prices below the deemed fair value of the Company's common stock at the date of grant. In connection with such option grants, the Company recognized unearned compensation totaling $123,000 which is being amortized over the four year vesting period of the related options.

    During 1999, the Company issued stock options to certain employees under the 1997 Plan with exercise prices below the deemed fair value of the Company's common stock at the date of grant. The Company has recorded unearned stock compensation for the difference between the exercise price of the stock options and the deemed fair value of the Company's common stock at the date of grant. This unearned stock compensation will be amortized to expense over the period during which the options or common stock subject to repurchase vest, generally four years, using an accelerated method as described in Financial Accounting Standards Board Interpretation No. 28. In 1999, the Company recorded $2,773,000 of unearned compensation related to these options, of which the net amount of $504,000 and $1,381,000 have been amortized to expense in the periods ended December 31, 1999 and 2000, respectively.

    If stock compensation expense for the years ended December 31, 1999 and 2000 had been allocated across all relevant functional expense categories within operating expenses, it would be allocated as follows:

                             YEAR ENDED DECEMBER 31,
                             -----------------------
                                1999         2000
                             ----------   ----------
Cost of revenue              $       80   $      124
Sales and marketing                  52          194
General and administrative          343        1,089
Research and development             29          (26)
                             ----------   ----------
                             $      504   $    1,381
                             ==========   ==========

    The Company's board of directors adopted a 1999 Director Option Plan in October 1999 (the "Director Plan"). The Director Plan was approved by the Company's Stockholders in January 2000, and became effective upon completion of our Initial Public Offering. A total of 250,000 shares of common stock have been reserved for issuance under the Director Plan. The Director Plan has a term of ten years, unless terminated by our board of

                                 XCARE.NET, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


directors. Options granted under the Director Plan vest over a one year vesting period beginning on the date of grant. Members of the board of directors who are not employees of XCare.net are eligible to participate in the Director Plan. The Director Plan provides for an automatic initial grant of an option to purchase 25,000 shares of common stock (the "Initial Grant") upon the later of the effective date of the Director Plan or the date a person first becomes a non-employee director. After the initial grant, a non-employee director will automatically be granted options to purchase 10,000 shares of common stock each year on the date of our annual shareholder's meeting.

    In September 2000, the board of directors of the Company adopted the 2000 Nonstatutory Stock Option Plan (the "NSO Plan"). Under the NSO Plan, the board of directors may issue options to purchase up to an aggregate of 600,000 shares of the Company Common Stock to employees of the Company. The NSO Plan has a term of ten years, unless terminated by our board of directors. Options granted under the NSO Plan vest ratably at 25% per year, beginning on the date of grant. No options will be issued under the NSO Plan to directors or executive officers of the Company.

    The Company records compensation expense related to stock options granted to employees using the intrinsic value based method and includes a pro forma disclosure in the footnotes for compensation value measured using the fair value accounting treatment. Options granted to consultants are accounted for based on the fair value of the consideration received or the fair value of the options issued, whichever is more reliably measurable. For the years ended December 31, 1998 and 1999, the value of each option on the date of grant was estimated using the minimum value method, as the Company was not public. For the year ended December 31, 2000, the fair value of each option on the date of grant was determined using the Black-Scholes valuation model. The following assumptions were used for grants in 1999 and 2000: risk-free rates corresponding to government securities with original maturities similar to the expected option lives of 4.5% to 5.6% in 1998, 4.9% to 6.3% in 1999 and 5.5% for 2000; expected dividend yield of 0% for all periods; volatility factor of zero for 1998 and 1999 and 120% for 2000; and expected lives of one year for 1998 and 1999 and 3.4 years for 2000.

    Based on calculations using a Black-Scholes-type value option pricing model, the weighted-average fair value of options at grant date was $0.06, $0.64 and $5.10 in 1998, 1999 and 2000, respectively. The pro forma impact on the Company's net loss and net loss per share had compensation cost been recorded as determined in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation" is shown below (in thousands, except per share data).

                                     YEAR ENDED DECEMBER 31,
                             --------------------------------------
                                1998          1999          2000
                             ----------    ----------    ----------
Net loss:
  As reported                $   (4,082)   $   (3,188)   $  (17,317)
  Pro forma                      (4,155)       (3,319)      (17,683)
Net loss per common share:
  As reported                $   (10.64)   $    (6.91)   $    (1.20)
  Pro forma                      (10.65)        (7.03)        (1.23)

                                 XCARE.NET, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


    Total stock options outstanding and exercisable under the option plans as of December 31, 2000 are as follows:

         STOCK OPTIONS OUTSTANDING                       STOCK OPTIONS EXERCISABLE
----------------------------------------------   -------------------------------------------
                              WEIGHTED AVERAGE
                                 REMAINING          WEIGHTED                     WEIGHTED
   RANGE OF       NUMBER OF   CONTRACTUAL LIFE      AVERAGE       NUMBER OF      AVERAGE
EXERCISE PRICES    SHARES         (YEARS)        EXERCISE PRICE    SHARES     EXERCISE PRICE
---------------   ---------   ----------------   --------------   ---------   --------------
$          0.25     664,009         7.8          $         0.25     664,009   $         0.25
           2.70     504,086         8.5                    2.70     504,086             2.70
    2.80 - 5.88     264,317         9.5                    4.84     118,417             4.10
    5.94 - 5.94     438,275         9.7                    5.94     341,000             5.94
    6.19 - 7.07     434,850         9.7                    6.79     336,850             6.71
   7.50 - 10.00     205,575         9.0                    8.73     205,575             8.73
          11.00      58,710         9.1                   11.00      58,710            11.00
          14.38         650         9.3                   14.38         650            14.38
          15.94      19,100         9.2                   15.94      19,100            15.94
          18.50         500         9.1                   18.50         500            18.50
---------------   ---------        -----         --------------   ---------   --------------
  $0.25 - 18.50   2,590,072         8.9          $         4.30   2,248,897   $         4.03
===============   =========        =====         ==============   =========   ==============

    Activity of the Plan is summarized in the following table:

                                                         WEIGHTED                       WEIGHTED
                                         NUMBER OF       AVERAGE         OPTIONS        AVERAGE
                                          SHARES      EXERCISE PRICE   EXERCISABLE   EXERCISE PRICE
                                         ---------    --------------   -----------   --------------
Options outstanding, December 31, 1997      31,868    $         2.80        12,967   $         2.80
  Options granted                        1,120,600              0.25
  Less: options forfeited                  (22,351)             1.10
                                         ---------    --------------
Options outstanding, December 31, 1998   1,130,117              0.28       424,885             0.32
  Options granted                        1,175,276              2.48
  Less: options exercised                 (187,663)             0.52
  Less: options forfeited                 (505,837)             0.28
                                         ---------    --------------
Options outstanding, December 31, 1999   1,611,893              1.85     1,611,893             1.85
  Options granted                        1,461,020              6.92
  Less: options exercised                 (185,429)             1.22
  Less: options forfeited                 (297,412)             5.88
                                         ---------    --------------
Options outstanding, December 31, 2000   2,590,072    $         4.30     2,248,897   $         4.03
                                         =========    ==============   ===========   ==============

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

Initial Public Offering

    On February 9, 2000, the SEC declared effective the Company's Registration Statement on Form S-1. Pursuant to this Registration Statement, we completed an Initial Public Offering ("IPO") of 5,750,000 shares of our common stock (including 750,000 shares sold pursuant to the exercise of the underwriter's over-allotment option) at an offering price of $18.00 per share (the "Offering"). Proceeds to us from the Offering, after calculation of the underwriter's discount, totaled $94.2 million, net of offering costs of $2.1 million. Concurrent with the closing of the IPO, all outstanding shares of our convertible preferred stock were automatically converted into 9,108,122 shares of common stock. In addition, upon closing of the IPO, all outstanding common stock

                                 XCARE.NET, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


warrants and the Series A convertible preferred stock warrants were exercised. The Series A convertible preferred stock issued upon the exercise of the latter warrants was automatically converted into common stock and together with the exercise of the common stock warrants, resulted in the issuance of 702,924 additional shares of common stock.

Employee Stock Purchase Plan

    In October 1999, the board of directors adopted an employee stock purchase plan (the "Employee Stock Purchase Plan,") subject to shareholder approval, which became effective immediately on the effective date of the IPO. A total of 350,000 shares of common stock have been reserved for issuance under the Employee Stock Purchase Plan permits eligible to purchase common stock totaling up to 20% of an employee's compensation through payroll deductions. The Employee Stock Purchase Plan for U.S. employees is intended to qualify under Section 423 of the Internal Revenue Service Code and contains consecutive overlapping twelve-month offering periods. Each offering period includes two six-month purchase periods. The price of common stock to be purchase will be 85% of the lower of the fair market value of the common stock either at the beginning of the offering period or at the end of that purchase period. In October 2000, the Company issued 15,885 of the 350,000 authorized shares at $4.68 per share and converted $73,000 in accrued employee contributions into shares of common stock upon conversion.

MedUnite Warrants

   In October 2000, the Company entered into a Software License and Services Agreement (the "Agreement") with MedUnite, Inc. ("MedUnite") to provide software development services related to the pilot program. These services are provided on a time and materials basis and the Agreement is cancellable at MedUnite's discretion subsequent to the delivery of the first pilot and prior to the contract contingency date ("Contingency Date"), which is expected in mid-2001. In addition, the Company will host MedUnite's pilot program. If MedUnite does not terminate the Agreement before the Contingency Date, the Company will sell MedUnite a software license and is expected to provide ongoing hosting, transaction processing, maintenance, software development and technical services.

   In connection with the Agreement, the Company issued warrants to MedUnite to purchase 1,350,000 shares of XCare.net's common stock at an exercise price of $4.06. The warrants were immediately vested exercisable and non-forfeitable for a period of eighteen months from the date of grant. The fair value of the warrants was calculated to be $3.1 million and was determined using the Black-Scholes option pricing model utilizing a volatility factor of 120%, risk-free interest rate of 6.0% and an expected life of 18 months. The amounts billed to MedUnite up to the date that the first pilot is delivered (March 2001) will be reduced by the fair value attributed to the warrants. For the year ended December 31, 2000, the Company allocated $2.2 million of the warrant charge to billings and amounts billable. The remaining value of the warrants is $0.9 million at December 31, 2000 and is included in other current assets. As of December 31, 2000, the Company expects future billings to be in excess of the remaining fair value of the warrants.

   In addition, under the terms of the agreement, XCare.net may make an investment in MedUnite between $10.0 and $20.0 million.

Preferred Stock Rights Agreement

     On July 12, 2000, the Company's board of directors approved a preferred stock rights agreement. Each right would entitle stockholders to purchase one one-thousandth of a share of Series A Participating Preferred Stock. The rights are not currently exercisable, but would become exercisable if certain events occurred relating to a person or group acquiring or attempting to acquire 15 percent or more of the outstanding shares of common stock. The rights expire in 2010 unless redeemed or exchanged by the Company earlier.

7. INCOME TAXES

     Prior to January 1, 1996, the Company elected to be taxed under Subchapter S of the Internal Revenue Code of 1986, as amended (the "Code"). Accordingly, the stockholders were responsible for payment of taxes on

                                 XCARE.NET, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


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

    At December 31, 1999 and December 31, 2000, the Company had net operating loss ("NOL") carryforwards of approximately $12.6 million and $31.7 million, respectively, which may be used to offset future taxable income. These carryforwards expire beginning in 2012. The Code contains provisions that may limit the NOL available for use in any given year upon the occurrence of certain events, including significant changes in ownership interest. A change in ownership of a company of greater than 50% within a three-year period results in an annual limitation on the Company's ability to utilize its NOL carryforwards from tax periods prior to the ownership change. The Company's NOL carryforwards as of December 31, 2000 are subject to annual limitations due to changes in ownership.

    The benefit for income taxes differs from the amount computed by applying the U.S. federal income tax rate of 34% to loss before income taxes as follows (in thousands):

                                                YEAR ENDED DECEMBER 31,
                                           --------------------------------
                                             1998        1999        2000
                                           --------    --------    --------
Federal income tax benefit                 $ (1,388)   $ (1,084)   $ (6,061)
State income tax, net of federal benefit       (166)       (103)       (545)
Change in valuation allowance                 1,517         944       5,492
Unearned compensation                            --         209         483
Value attributed to warrants                     --          --         764
Other                                            37          34        (133)
                                           --------    --------    --------
Income tax expense                         $     --    $     --    $     --
                                           ========    ========    ========

    The components of the Company's deferred income tax assets and liabilities are as follows (in thousands):

                                           DECEMBER 31,
                                      --------------------
                                        1999        2000
                                      --------    --------
Deferred tax assets:
  Deferred revenue                    $     48    $     53
  Impairment and exit cost accruals         12          --
  Employee benefits                         49         288
  Reserves                                 107         474
  Other temporary items                     --         155
  Net operating loss carryforwards       4,871      12,457
Deferred tax liabilities:
  Cash to accrual Section 481(a)          (187)        (96)
  Fixed asset sale and depreciation       (246)       (275)
  Amortization                             (57)         --
Less: valuation allowance               (4,597)    (13,056)
                                      --------    --------
  Net deferred tax asset              $     --    $     --
                                      ========    ========


    The Company's deferred tax assets represent unrecognized future tax benefit. A valuation allowance has been established for the entire tax benefit, and no benefit for income taxes has been recognized in the accompanying statement of operations as the realization of the potential assets is not more likely than not.

8. COMMITMENTS AND CONTINGENCIES

Commitments

    The Company leases equipment and office space under various long-term non-cancelable operating leases that expire in 2005. The following is a schedule by year of future minimum lease payments under operating leases, at December 31, 2000 (in thousands):

                                 XCARE.NET, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


                            2001                                            $    1,735
                            2002                                                 1,142
                            2003                                                   864
                            2004                                                   745
                            2005                                                   616
                            Thereafter                                             440
                                                                            ----------
                                                                            $    5,542
                                                                            ==========


    Total rent expense for the years ended December 31, 1998, 1999 and 2000 was $438,000, $375,000 and $1,295,000, respectively.

    In December 1998, the Company purchased a license for certain software to be resold or used with the Company's existing products. This arrangement requires the Company to pay a royalty of 17.5% of all of its sales of the software.

Contingencies

    We are subject to other legal proceedings and claims that arise in the ordinary course of business. Although there can be no assurance of the ultimate disposition of these matters, it is management's opinion, based upon the information available at this time, that the expected outcome, individually or in the aggregate, will not have a material adverse effect on the Company's consolidated results of operations, financial position or cash flows.

9. RELATED PARTY TRANSACTIONS

    For the year ended December 31, 2000, revenues from related parties include $581,000 from a customer who is also a partner in an entity that is a significant stockholder of the Company and $135,000 from Advica prior to our acquisition of Advica. The accounts receivable related to these transactions had been settled as of December 31, 2000.

    During 1999, the Company entered into a professional services agreement with an entity whose managing member is a general partner in an entity that is a significant stockholder of the Company. The Company recognized $453,000 in revenue under such agreement during the fourth quarter ended December 31, 1999, and accounts receivable from this entity was $453,000 at December 31, 1999.

10. SEGMENT INFORMATION

    Segment information has been prepared in accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards
(SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company defines operating segment as components of an enterprise for which discrete financial information is available and is reviewed regularly by the chief operating decision-maker or decision making group, to evaluate performance and make operating decisions. The chief operating decision-making group reviews the revenues and margins by the nature of the services provided and reviews the overall results of the Company. Accounting policies of the segments are the same as those described in the summary of significant accounting policies (See Note 1).

    We operate in two segments: development and consulting services, and recurring services. The development and consulting services segment includes revenue generated from software engineering and integration. The recurring services segment includes revenue generated from hosting services, maintenance services, transaction services, recurring license fees and other services. In 1998, all XCare.net's revenues were generated from recurring services.

                                 XCARE.NET, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


    Following is a breakout of our segments. The margin for the segments excludes corporate expenses. The "other" category includes our corporate expenses and eliminations.


                         DEVELOPMENT AND        RECURRING                        CONSOLIDATED
    (IN THOUSANDS)     CONSULTING SERVICES      SERVICES         OTHER              TOTAL
                       -------------------    ------------    ------------       ------------
2000
Total revenues         $             7,488    $      3,193    $         --       $     10,681
Margin                              (3,216)           (276)        (13,825)(1)        (17,317)
Assets                                  --              --          96,908 (2)         96,908
Capital expenditures                    --              --           3,631 (2)          3,631

1999
Total revenues         $             3,740    $      1,113    $         --       $      4,853
Margin                                 720             210          (4,118)(1)         (3,188)
Assets                                  --              --          13,183 (2)         13,183
Capital expenditures                    --              --           1,245 (2)          1,245


(1) Represents loss before income taxes. Adjustments that are made to the total of the segments' income in order to arrive at income before income taxes include the following:

Costs and adjustments to reconcile segment data to the
  consolidated total:                                         1999       2000
                                                            --------   --------
  Sales and marketing                                       $  1,105   $  5,216
  General and administrative                                   1,867      9,207
  Research and development                                       575      2,952
  Amortization of goodwill and other acquired intangibles         --         96
  Stock compensation expense                                     504      1,381
  Interest expense (income), net                                  67     (5,027)
                                                            --------   --------
                                                            $  4,118   $ 13,825
                                                            ========   ========

(2) A breakout of assets and capital expenditures for all segments is not provided to our chief operating decision maker. The other column represents the amount to reconcile to the consolidated total.

11. QUARTERLY RESULTS (UNAUDITED)

    This information has been derived from our unaudited consolidated financial statements. The unaudited consolidated financial statements have been prepared on the same basis as the audited financial statements contained in this Annual Report on Form 10-K and include all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of this information. These unaudited quarterly results should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. Our operating results are expected to vary significantly from quarter to quarter and are not necessarily indicative of results for any future period. Data relating to the results of operations for the each quarter of the years ended December 31, 2000 and 1999 follows (in thousands except per share amounts):

                                 XCARE.NET, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


                                                                            THREE MONTHS ENDED
                                                     -------------------------------------------------------------
                                                       MARCH 31,       JUNE 30,      SEPTEMBER 30,    DECEMBER 31,
                                                         1999            1999            1999             1999
                                                     ------------    ------------    -------------    ------------
STATEMENT OF OPERATIONS DATA:
Total revenue ....................................   $      1,311    $        530    $         813    $      2,199
Costs and expenses:
  Cost of revenue ................................            923             714              784           1,502
  Sales and marketing ............................            155             138              252             560
  General and administrative .....................            144             282              759             682
  Research and  development ......................            104              57              256             158
  Stock compensation expense .....................             --              --              112             392
                                                     ------------    ------------    -------------    ------------
         Total costs and expenses ................          1,326           1,191            2,163           3,294
                                                     ------------    ------------    -------------    ------------
Loss from operations .............................            (15)           (661)          (1,350)         (1,095)
Interest income (expense), net ...................           (136)           (122)             108              83
                                                     ------------    ------------    -------------    ------------
Net loss .........................................   $       (151)   $       (783)   $      (1,242)   $     (1,012)
                                                     ============    ============    =============    ============
Net loss per common share-basic and diluted ......   $      (0.43)   $      (2.00)   $       (2.36)   $      (1.81)
                                                     ============    ============    =============    ============



                                                                                          THREE MONTHS ENDED
                                                                    -------------------------------------------------------------
                                                                      MARCH 31,       JUNE 30,      SEPTEMBER 30,    DECEMBER 31,
                                                                        2000            2000            2000             2000
                                                                    ------------    ------------    -------------    ------------
STATEMENT OF OPERATIONS DATA:
Total revenue ...................................................   $      2,852    $      2,689    $       1,961    $      3,179
Costs and expenses:
  Cost of revenue ...............................................          2,797           3,016            3,190           5,170
  Sales and marketing ...........................................          1,110           1,891            1,203           1,012
  General and administrative ....................................          1,867           2,981            2,038           2,321
  Research and development ......................................            461             989              427           1,075
  Amortization of goodwill and other acquired intangibles .......             --              --               --              96
  Stock compensation expense ....................................            518             406              286             171
                                                                    ------------    ------------    -------------    ------------
         Total costs and expenses ...............................          6,753           9,283            7,144           9,845
                                                                    ------------    ------------    -------------    ------------
Loss from operations ............................................         (3,901)         (6,594)          (5,183)         (6,666)
Interest income, net ............................................            698           1,505            1,446           1,378
                                                                    ------------    ------------    -------------    ------------
Net loss ........................................................   $     (3,203)   $     (5,089)   $      (3,737)   $     (5,288)
                                                                    ============    ============    =============    ============
Net loss per common share-basic and diluted .....................   $      (0.37)   $      (0.31)   $       (0.23)   $      (0.32)
                                                                    ============    ============    =============    ============

                                 XCARE.NET, INC.
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                             (DOLLARS IN THOUSANDS)



      Allowance for          Balance at Beginning of                                            Balance at End of
     uncollectibles                  Period              Charged to Expense      Deduction           Period
     --------------          -----------------------     ------------------      ---------      -----------------
     2000                             $141                      $636                $231              $546
     1999                               50                        91                  --               141
     1998                                0                        50                  --                50


----------

(a) Represents credit losses written off during the period, less collection of amounts previously written off.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Englewood, State of Colorado, on this 27th day of March, 2001.

                                       XCARE.NET, INC.

                                       By: /s/ Lorine R. Sweeney
                                          --------------------------------------
                                          Lorine R. Sweeney
                                          President and Chief Executive Officer

                                POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS that each person whose signature appears below constitutes and appoints, jointly and severally, Lorine R. Sweeney and Gary T. Scherping and each one of them, his true and lawful attorney-in-fact and agents, each with full power of substitution, for his and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report on Form 10-K, and to file the same, with all exhibits thereto and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as she might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact and agents or any of them, or his or their substitute or substitutes, may lawfully do or cause to be done or by virtue hereof.

         Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated.

                 SIGNATURES                                     TITLE                                 DATE
                 ----------                                     -----                                 ----
    /s/ LORINE R. SWEENEY                     President and Chief Executive Officer       March 28, 2001
----------------------------------            (Principal Executive Officer)
Lorine R. Sweeney

    /s/ GARY T. SCHERPING                     Senior VP of Finance and Chief Financial    March 28, 2001
----------------------------------            Officer (Principal Financial and
Gary T. Scherping                             Accounting Officer)

    /s/ JEFFREY M. KRAUSS                     Chairman of the Board                       March 28, 2001
----------------------------------
Jeffrey M. Krauss

    /s/ FRED L. BROWN                         Director                                    March 28, 2001
----------------------------------
Fred L. Brown

    /s/ ANDREW COWHERD                        Director                                    March 28, 2001
----------------------------------
Andrew Cowherd

    /s/ JAMES B. HOOVER                       Director                                    March 28, 2001
----------------------------------
James B. Hoover

    /s/ DANIEL MITCHELL                       Director                                    March 28, 2001
----------------------------------
Daniel Mitchell

    /s/ WILLIAM F. REILLY                     Director                                    March 28, 2001
----------------------------------
William F. Reilly

    /s/ ROBERT TSAO                           Director                                    March 28, 2001
----------------------------------
Robert Tsao

                                INDEX TO EXHIBITS

        EXHIBIT
        NUMBER    DESCRIPTION
        -------   -----------
         1.1      Form of Underwriting Agreement.(1)

         3.1      Amended and Restated Certificate of Incorporation.(1)

         3.3      Bylaws.(1)

         4.1      Form Common Stock Certificate.(1)

         4.2 Second Amended and Restated Registration Rights Agreement, dated as of July 27, 1999, between the Company and the parties named therein.(1)

         10.1 Form of Indemnification Agreement entered into by the Company with each of its directors and executive officers.(1)

         10.2     Amended and Restated 1997 Stock Option Plan.(1)

         10.3     1999 Employee Stock Purchase Plan and related agreements.(1)

         10.4     1999 Director Option Plan and related agreements.(1)

         10.5 Licensing Agreement, dated as of December 30, 1998, between the Company and Match Health Care Services, Ltd.(1)(2)

         10.6 Master Licensing Agreement, dated February 4, 1999, between the Company and Methodist Care, Inc.(1)(2)

         10.7 Services Agreement Subcontract, dated December 17, 1998, between the Company and PRC, Inc.(1)

         10.8     Master Licensing, Processing and Services Agreement, dated
                  February 16, 1997, between the Company and Healthscope/United,
                  Inc.(1)(2)

         10.9     System Management Contract, dated April 1, 1999, between the
                  Company and Advica Health Resources.(1)(2)

         10.10 Administration Services Agreement, dated March 29, 1999, between the Company and American Medical Pathways, Inc.(1)(2)

         10.11 Processing and Services Agreement, dated January 1, 1997, between the Company and Brokerage Services Incorporated.(1)(2)

         10.12    Addendum to Processing and Services Agreement, dated July 25,
                  1997, between the Company and Brokerage Services
                  Incorporated.(1)(2)

         10.13    Supplemental Agreement, dated December 24, 1997, between the
                  Company and Brokerage Services Incorporated.(1)(2)

         10.14    Employers Mutual, Inc. Assignment Letter, dated August 5,
                  1999, between the Company and Employers Mutual, Inc.(1)(2)

         10.15 Master License and Services Agreement, dated June 24, 1998, between the Company and Employers Mutual, Inc.(1)(2)

         10.16    Contractor Agreement, dated February 19, 1999, between the
                  Company and Employers Mutual, Inc.(1)(2)

         10.17    Master Licensing and Services Agreement, dated February 20,
                  1998, between the Company and Provider Services,
                  Incorporated.(1)(2)

         10.18    Contractor Agreement, dated April 27, 1999, between the
                  Company and Provider Services, Incorporated.(1)(2)

         10.19    Master Licensing and Services Agreement, dated August 24,
                  1998, between the Company and Quest Diagnostics
                  Incorporated.(1)(2)

         10.20    Offer letter, dated September 22, 1997, with Lorine
                  Sweeney.(1)

         10.21    Offer letter, dated December 12, 1997, with Mark Rangell.(1)

         10.22    Offer letter, dated June 12, 1998, with Tammy McLaren.(1)

         10.23 Sublease, dated as of May 11, 1998, by and between the Company and Echo Bay Management Corp.(1)

         10.24 Sub-sublease Agreement, dated as of December 18, 1998, by and between the Company and Project Discovery, Inc.(1)

         10.25    Office lease, dated May 2, 1997, between the Company and MBL
                  Life Assurance Corporation.(1)

         10.26    Office lease, dated September 29, 1995 between the Company and
                  MBL Life Assurance Corporation.(1)

         10.27    Consulting Agreement, dated June 10, 1998, by and between the
                  Company and ADIS International Ltd.(1)(2)

         10.28 Consulting Agreement, dated September 16, 1998, by and between the Company and ADIS International Ltd.(1)(2)

         10.29 Development Services Agreement, dated November 8, 1999, by and between the Registrant and Doheny Eye Medical Group,
                  Inc.(1)(2)

         10.30 Development Services Agreement, dated November 10, 1999 by and between the Company and Delta Health Services.(1)(2)

         10.31 Hosting Services Agreement, dated November 10, 1999, by and between the Company and Delta Health Services.(1)(2)

         10.32 Office Lease Agreement, dated November 1, 1999, by and between the Company and Mountain States Mutual Casualty Company.(1)

         10.33    Software License and Services Agreement, dated October 25,
                  1999, by and between the Company and Oracle Corporation.(1)(2)

         10.34 Professional Services Agreement, dated September 9, 1999, by and between the Company and Asthma Management Company.(1)(2)

         10.35 Consulting Services Agreement, dated November 29, 1999, by and between the Company and Decision Consultants, Inc.(1)

         10.36 Sublease dated December 17, 1999 by and between the Company and The Pittsburgh & Midway Coal Mining Co.(1)

         10.37    2000 Nonstatutory Stock Option Plan and related agreements.*

         10.38    United Healthscope, Inc. purchase agreement, dated November 8,
                  2000.*

         10.39    Registration Rights Agreement by and Between XCare.net. and
                  AHR Seller Group, LLC, the sole stockholder of United/HealthScope, Inc.(dba Advica Health Resources), dated
                  November 8, 2000.*

         10.40    Stock Purchase Agreement by and Between XCare.net. and
                  Integrated Media, Inc. and Alan Hochman., dated November 29,
                  2000.*

         10.41    Escrow Agreement Between XCare.net. and Alan Hochman, dated
                  November 29, 2000.*

         16.1     Letter regarding change in certifying accountant.(1)

         21.1     List of Subsidiaries.*

         23.2     Consent of PricewaterhouseCoopers LLP.*

         24.1     Power of Attorney (Contained in Signature Page to this Annual
                  Report).*

----------

 *   Filed herewith.

(1) Previously filed with the Securities and Exchange Commission (the "Commission") as an Exhibit to the Company's Form S-1 on November 2, 1999 (File No. 333-90165).

(2) Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.