Form 10-Q
period 2001-03-31
XCARENET INC
filed 2001-05-11
CIK 1094561

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


         For the transition period from             to
                                        ------------  --------------

                        Commission file number 000-29273

                                 XCARE.NET, INC.
             (Exact name of registrant as specified in its charter)


         DELAWARE                                    85-0373486
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

At May 10, 2001, 16,412,576 shares of common stock were outstanding.

                                 XCARE.NET, INC.

                                TABLE OF CONTENTS



                                                                                                              Page No.
                                                                                                              --------

Part I - Financial Information

         Item 1 - Condensed Consolidated Financial Statements:

                  Condensed Consolidated Balance Sheets as of March 31, 2001 and December 31, 2000                3

                  Condensed Consolidated Statements of Operations for the Three Months
                  Ended March 31, 2001 and 2000                                                                   4

                  Condensed Consolidated Statements of Cash Flows for the Three Months
                   Ended March 31, 2001 and 2000                                                                  5

                  Notes to Condensed Consolidated Financial Statements                                            6

         Item 2 - Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                                             9

         Item 3 - Quantitative and Qualitative Disclosures About Market Risk                                     21

Part II - Other Information

         Item 1 - Legal Proceedings                                                                              21

         Item 2 - Changes in Securities and Use of Proceeds                                                      21

         Item 3 - Defaults Upon Senior Securities                                                                21

         Item 4 - Submission of Matters to a Vote of Security Holders                                            21

         Item 6 - Exhibits and Reports on Form 8-K                                                               21

Signatures                                                                                                       24


                                 XCARE.NET, INC.
PART I      FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)
--------------------------------------------------------------------------------

                                     ASSETS
                                                                                     MARCH 31,      DECEMBER 31
                                                                                       2001            2000
                                                                                   ------------    ------------

Current assets:
  Cash and cash equivalents                                                        $     32,199    $     37,319
  Short-term investments                                                                 42,100          41,000
  Accounts receivable, net of allowance of $643 and $546 at March 31, 2001 and
   December 31, 2000, respectively                                                        4,968           2,801
  Work performed in advance of billings                                                   2,028           1,855
  Other current assets                                                                    3,145           3,853
                                                                                   ------------    ------------
    Total current assets                                                                 84,440          86,828
Property and equipment, net                                                               5,023           5,104
Purchased software, net                                                                     674             333
Goodwill and other intangible assets                                                      3,230           3,378
Other assets                                                                                842           1,265
                                                                                   ------------    ------------
    Total assets                                                                   $     94,209    $     96,908
                                                                                   ============    ============

                                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                                 $      1,019    $      2,028
  Accrued liabilities                                                                     3,071           1,904
  Unearned revenue                                                                          346             137
                                                                                   ------------    ------------
    Total liabilities                                                                     4,436           4,069
                                                                                   ------------    ------------


Stockholders' equity:
  Preferred stock, $.01 par value, 5,000,000 shares authorized as of March 31,
   2001 and December 31, 2000, respectively; no shares issued and outstanding at
   March
   31, 2001 and December 31, 2000, respectively                                              --              --
  Common stock, $.01 par value; 100,000,000 authorized as of March 31, 2001 and
   December 31, 2000, respectively; 16,412,316 and 16,408,274 shares issued and
   outstanding as of March 31, 2001 and December 31, 2000, respectively                     164             164
  Additional paid-in capital                                                            124,990         124,990
  Unearned compensation, net                                                               (522)           (657)
  Accumulated deficit                                                                   (34,859)        (31,658)
                                                                                   ------------    ------------
   Total stockholders' equity                                                            89,773          92,839
                                                                                   ------------    ------------
   Total liabilities and stockholders' equity                                      $     94,209    $     96,908
                                                                                   ============    ============




         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 XCARE.NET, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)
--------------------------------------------------------------------------------


                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                       ------------------------
                                                          2001          2000
                                                       ----------    ----------

Revenue                                                $    7,590    $    2,465
Revenue from affiliate                                         --           387
                                                       ----------    ----------
   Total revenue                                            7,590         2,852
                                                       ----------    ----------

Costs and expenses:
   Cost of revenue                                          6,353         2,797
   Sales and marketing                                      1,389         1,110
   General and administrative                               2,570         1,867
   Research and development                                 1,141           461
   Amortization of goodwill and acquired intangibles          303            --
   Stock compensation expense                                 135           518
                                                       ----------    ----------
     Total costs and expenses                              11,891         6,753
                                                       ----------    ----------
Loss from operations                                       (4,301)       (3,901)
   Interest income                                          1,100           698
                                                       ----------    ----------
Net loss                                               $   (3,201)   $   (3,203)
                                                       ==========    ==========

Net loss per common share - basic and diluted          $    (0.20)   $    (0.37)
                                                       ==========    ==========
Weighted average common shares outstanding -
basic and diluted                                          16,412         8,758
                                                       ==========    ==========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 XCARE.NET, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)
--------------------------------------------------------------------------------


                                                                       THREE MONTHS ENDED MARCH 31,
                                                                       ----------------------------
                                                                           2001            2000
                                                                       ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                               $     (3,201)   $     (3,203)
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation and amortization                                                 620             289
  Amortization of goodwill and acquired intangibles                             303              --
  Charge related to issuance of warrants                                        876              --
  Provision for losses on receivables                                            97             250
  Loss on impairment of investments                                             503              --
  Amortization of unearned compensation                                         135             518
  Other                                                                         373             278
  Change in assets and liabilities:
    Accounts receivable                                                      (2,264)           (444)
    Work performed in advance of billings                                      (173)         (2,086)
    Other current assets                                                       (693)           (920)
    Other assets                                                                 70            (236)
    Accounts payable                                                         (1,009)          1,136
    Accrued liabilities                                                       1,177             989
    Unearned revenue                                                            209             581
                                                                       ------------    ------------
         Net cash used in operating activities                               (2,977)         (2,848)
                                                                       ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment and software                                             (880)         (1,140)
Purchases of short-term investments                                          (4,300)             --
Sales of short-term investments                                               3,200              --
Other investing activities                                                     (150)             --
                                                                       ------------    ------------
         Net cash used in investing activities                               (2,130)         (1,140)
                                                                       ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments under capital leases and debt                                (13)            (13)
Proceeds from Initial Public Offering, Net                                       --          95,326
Proceeds from issuance of common stock                                           --              28
                                                                       ------------    ------------
         Net cash provided by (used in) financing activities                    (13)         95,341
                                                                       ------------    ------------

Net increase (decrease) in cash and cash equivalents                         (5,120)         91,353
Cash and cash equivalents at beginning of period                             37,319           7,455
                                                                       ------------    ------------
Cash and cash equivalents at end of period                             $     32,199    $     98,808
                                                                       ============    ============
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
  FINANCING TRANSACTIONS
Conversion of mandatorily redeemable preferred stock and mandatorily
  redeemable preferred stock warrants to common stock                  $         --    $     23,849


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 XCARE.NET, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

    Interim Consolidated Financial Statements. The accompanying condensed consolidated financial statements of XCare.net, Inc. (the "Company" ) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures are adequate to make the information presented not misleading. The unaudited financial statements have been prepared on the same basis as our annual financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for a fair presentation in accordance with accounting principles generally accepted in the United States. The results for the three months ended March 31, 2001 are not necessarily indicative of the results expected for the full year. These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2000.

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

3.  ACQUISITION OF ADVICA HEALTH RESOURCES AND INTEGRATED MEDIA

    On November 8, 2000, we purchased all of United Healthscope, Inc.'s d/b/a Advica Health Resources ("Advica") common shares. The purchase price totaling approximately $2.2 million included 70,000 shares of XCare.net common stock, approximately $830,000 in cash, and professional fees directly related to the acquisition, net of accounts receivable and the Company's net investment in Advica. The purchase price was allocated to the acquired assets and liabilities at their fair values as of November 8, 2000. The acquired intangibles consisted of approximately $549,000 in customer base, $488,000 in acquired workforce, and $86,000 to trade name. The remaining excess purchase price of $402,000 was recorded as goodwill.

    On November 29, 2000, we purchased all of Integrated Media Inc.'s common stock. The purchase price, totaling $2.1 million, consisted primarily of cash and professional fees directly related to the acquisition. The total purchase price was allocated to the assets and liabilities at their fair values as of November 29, 2000. The acquired identifiable intangible assets totaling $322,000 consisted primarily of acquired workforce and customer base with the remaining excess purchase price of $1.62 million being recorded as goodwill. In addition to the $2.1 million purchase price, the Company will pay $1 million to the former president of Integrated Media as compensation for his assistance with the transition over the next year. This $1 million has been paid into escrow, is included in other current assets, and is amortized to sales and marketing expense over the one year term of the agreement.

    The Company retained an independent appraiser to assist with the assigning of the fair values to the identifiable intangibles acquired from both Advica and Integrated Media. The total goodwill and identifiable intangible assets acquired of $3.5 million are being amortized over their estimated lives of 3 years.

4.   NET LOSS PER COMMON SHARE

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

    The following table sets forth the computation of the numerators and denominators in the basic and diluted net loss per common share calculations for the periods indicated:


                                                                  THREE MONTHS ENDED
                                                                     MARCH 31,
                                                              ------------------------
                (in thousands)                                   2001           2000
                                                              ----------    ----------

                Numerator:
                  Net loss                                    $   (3,201)   $   (3,203)
                  Accretion of mandatorily redeemable
                   convertible preferred stock                        --            (7)
                                                              ----------    ----------
                  Net loss available to common stockholders   $   (3,201)   $   (3,210)
                                                              ==========    ==========
                Denominator:
                  Weighted average common shares
                   outstanding - basic and diluted                16,412         8,758
                                                              ==========    ==========

5.   SEGMENT INFORMATION

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



                          DEVELOPMENT AND
                            CONSULTING        RECURRING                          CONSOLIDATED
(IN THOUSANDS)               SERVICES         SERVICES         OTHER                TOTAL
                          ---------------     ---------        -----             ------------

MARCH 31,
2001
Total revenues              $   5,187        $   2,403      $      --            $   7,590
Margin                          1,472             (235)        (4,438)(1)           (3,201)
Assets                             --               --         94,209(2)            94,209
Capital expenditures               --               --            880(2)               880



2000
Total revenues              $   2,441        $     411      $      --            $   2,852
Margin                           (142)             197         (3,258)(1)           (3,203)
Assets                             --               --        107,730(2)           107,730
Capital expenditures               --               --          1,140(2)             1,140

(1) Represents loss before income taxes. Adjustments that are made to the total of the segments' income in order to arrive at income before income taxes include the following:



Costs and adjustments to reconcile segment data to the            THREE MONTHS ENDED MARCH 31,
  consolidated total:                                            -----------------------------
                                                                      2001            2000
                                                                 ------------    ------------
Sales and marketing                                              $      1,389    $      1,110
General and administrative                                              2,570           1,867
Research and development                                                1,141             461
Amortization of goodwill and other acquired intangibles                   303              --
Stock compensation expense                                                135             518
Interest  income                                                       (1,100)           (698)
                                                                 ------------    ------------
                                                                 $      4,438    $      3,258
                                                                 ============    ============

(2) A breakout of assets and capital expenditures for all segments is not provided to our chief operating decision maker. The other column represents the amount to reconcile to the consolidated total.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

    This Management's Discussion and Analysis Of Financial Condition and Results of Operations of XCare.net, Inc. ("XCare.net,", the "Company", "we", "us" or "our") contains forward-looking statements within the meaning of the Private-Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, discussion relative to markets for our products and trends in revenue, gross margins and anticipated expense levels, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect" and "intend" and other similar expressions. All statements regarding our expected financial position and operating results, business strategy, financing plans, forecast trends relating to our industry are forward-looking statements. These forward-looking statements are subject to business and economic risks and uncertainties, and our actual results of operations may differ materially from those contained in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below in "Factors That May Affect Future Results" included in this Quarterly Report. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. However, readers should carefully review the risk factors set forth in other reports or documents we file from time to time with the Securities and Exchange Commission ("SEC").

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

     In October 2000, the Company entered into a Software License and Services Agreement (the "Agreement") with MedUnite, Inc. ("MedUnite") to provide software development services related to a pilot program. These services are provided on a time and materials basis and the Agreement is cancelable at MedUnite's discretion subsequent to the delivery of the first pilot and prior to the contract contingency date ("Contingency Date"), which is expected in mid-2001. In addition, the Company will host MedUnite's pilot program. If MedUnite does not terminate the Agreement before the Contingency Date, the Company will sell MedUnite a software license and is expected to provide ongoing hosting, transaction processing, maintenance, software development and technical services.

     In connection with the Agreement, the Company issued warrants to MedUnite to purchase 1,350,000 shares of XCare.net's common stock at an exercise price of $4.06. The warrants were immediately vested, exercisable and non-forfeitable for a period of eighteen months from the date of grant. The fair value of the warrants was calculated to be $3.1 million and was determined using the Black-Scholes option pricing model utilizing a volatility factor of 120%, risk-free interest rate of 6.0% and an expected life of 18 months. The amounts billed to MedUnite up to the date that the first pilot is delivered (March 2001) will be reduced by the fair value attributed to the warrants. For the three months ended March 31, 2001, the Company allocated the remaining $0.9 million of the warrant charge to billings and amounts billable.

    On November 8, 2000, we purchased all of United Healthscope, Inc.'s d/b/a Advica Health Resources ("Advica") common shares. The purchase price totaling $2.2 million included 70,000 shares of XCare.net common stock, $830,000 in cash, and professional fees directly related to the acquisition, net of accounts receivable and the Company's net investment in Advica. The purchase price was allocated to the acquired assets and liabilities at their fair values as of November 8, 2000. The acquired intangibles consisted of $549,000 in customer base, $488,000 in acquired workforce, and $86,000 to trade name. The remaining excess purchase price of $402,000 was recorded as goodwill.

    In conjunction with the purchase of Advica Health Resources, the Company incurred approximately $273,000 in costs primarily related to the involuntary termination benefits of Advica employees and for other costs to integrate operating activities. Employee termination benefits of $95,000 had been paid as of December 31, 2000. The remaining balance was paid in January 2001.

    On November 29, 2000, we purchased all of Integrated Media Inc.'s common stock. The purchase price, totaling $2.1 million, consisted primarily of cash and professional fees directly related to the acquisition. The total purchase price was allocated to the assets and liabilities at their fair values as of November 29, 2000. The acquired identifiable intangible assets totaling $322,000 consisted primarily of acquired workforce and customer base with the remaining excess purchase price of $1.62 million being recorded as goodwill. In addition to the $2.1 million purchase price, the Company will pay $1.0 million to the former president of Integrated Media as compensation for his assistance with the transition over the next year. This $1.0 million has been paid into escrow, is included in other current assets, and will be amortized to sales and marketing expense over the one-year term of the agreement.

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

    License fees and related services revenue is generally recognized from fixed price contracts using the percentage-of-completion method of accounting when services are essential to the functionality of the delivered software and collectibility of fees is probable. Where collectibility of fees is not probable, we defer revenue and the related costs as deferred contract costs and recognize revenue and cost of revenue as cash is collected.

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

    Cost of revenue includes personnel and related benefit costs, payments to third-party consultants who assist with implementation and support services, facilities costs and equipment depreciation. Sales and marketing expenses consist of personnel and related benefit costs, including commissions, travel expenses, field sales office expenses and advertising and promotion costs. General and administrative expenses include personnel and related benefit costs for our executive, administrative, finance and human resources functions, as well as legal and accounting fees, insurance expense, investor relation costs and bad debt expense. Research and development expense includes personnel and related benefit costs for product development, enhancements to existing applications and services and quality assurance activities.


    The following table sets forth, for the periods indicated, certain items from the Company's statements of operations as a percentage of total revenue:


                                                         THREE MONTHS ENDED
                                                     -------------------------
                                                              MARCH 31,
                                                        2001           2000
                                                     ----------     ----------

Total revenue                                             100.0%         100.0%
                                                     ----------     ----------
Costs and expenses:
 Cost of revenue                                           83.7           98.1
 Sales and marketing                                       18.3           38.9
 General and administrative                                33.9           65.5
 Research and development                                  15.0           16.2
 Amortization of goodwill and acquired intangibles          4.0             --
 Stock compensation expense                                 1.8           18.2
                                                     ----------     ----------
   Total costs and expenses                               156.7          236.8
                                                     ----------     ----------
Loss from operations                                      (56.7)        (136.8)
 Interest income                                           14.5           24.5
                                                     ----------     ----------
Net loss                                                  (42.2)%       (112.3)%
                                                     ==========     ==========


COMPARISON OF THE COMPANY'S RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000.

     Total revenue. Total revenue increased $4.7 million, or 166.1%, to $7.6 million for the three months ended March 31, 2001 from $2.9 for the three months ended March 31, 2000. Amounts billed or billable to MedUnite as of March 31, 2001 were reduced by $876,000, which relate to the amortization of the fair value of the warrants issued to MedUnite in connection with the Agreement discussed above. The increase in total revenue is primarily related to increased development and consulting revenues derived from increased Internet-based development projects over the prior year. Higher recurring revenue from Web site hosting, transaction processing and maintenance services for the three months ended March 31, 2001 as compared to the three months ended March 31 2000 also added to the increase in total revenue. Total revenue also increased due to the addition of Advica and Integrated Media revenues beginning in the fourth quarter of 2000.

     Cost of revenue. Cost of revenue increased $3.6 million, or 127%, to $6.4 million for the three months ended March 31, 2001 from $2.8 million from the prior comparable period. The increase in the cost of revenue is related to the cost of additional personnel to support the growth in our Internet-based development projects. Expenses also increased due to the acquisitions of Advica and Integrated Media. The opening of offices in Los Angeles and New York in mid 2000 also added to the increase. We anticipate cost of revenue expenditures will increase as we continue to expand our Internet strategy.

     Sales and marketing. Sales and marketing expenses increased $0.3 million, or 25%, to $1.4 million during the three months ended March 31, 2001 from $1.1 million for the three months ended March 31, 2000. Sales and marketing expenses increased due to additional personnel, benefits and increased travel and entertainment, trade show and conference expenses which were not expanded until the middle of the first quarter of 2000 after successful completion of our IPO.

     General and administrative. General and administrative expenses increased $0.7 million, or 38%, to $2.6 million for the three months ended March 31, 2001 from $1.9 million from the year earlier period. The increase in general and administrative expenses was primarily due to:

     o an increase in personnel in the areas of human resources, accounting and administration and an increase in benefits expense related to the increase in personnel and recruiting costs,

     o   increased directors and officers insurance,

     o   higher rent expense related to expansion of our facilities,

     o   writedown of long-term equity investments,

     o higher depreciation expense related to an increase in capital expenditures to support our operations, and

     o   higher bad debt expense related to increased revenues.

     Research and development. Research and development expenses increased $0.7 million, or 148%, to $1.1 million for the three months ended March 31, 2001 from $0.5 million for the three months ended March 31, 2000. The increase in research and development expenses reflects an increase in personnel costs related to the continued development of our transaction platform, XTiera(TM), including the Authorized Use Engine and Digital Library. Additionally, higher rent expense related to our Santa Clara research and development facility, which was opened in the second quarter of 2000.

     Stock compensation expense. During 1999 and through February 10, 2000, the effective date of the Company's initial public offering, in connection with stock options granted to certain employees and a consultant under the stock plan, we have recorded unearned stock compensation representing the difference between the exercise price of the options and the deemed fair value of our common stock at the date of grant. We recorded aggregate unearned compensation of $2.8 million in connection with these stock options. This stock compensation will be amortized to expense over the period during which the options or common stock subject to repurchase vest, generally four years, using an accelerated method as described in Financial Accounting Standards Board Interpretation No.
28. Amortization of stock compensation expense amounted to $135,000 for the three months ended March 31, 2001 compared to $0.5 million for the three months ended March 31, 2000.

     Amortization of goodwill and acquired intangibles. The amortization of goodwill and acquired intangibles results from our acquisitions of Advica and Integrated Media. Goodwill and identifiable intangibles of $3.5 million was recognized for the amount of the excess of the purchase price over the fair market value of the net assets acquired and will be amortized on a straight-line basis over the estimated useful life of 3 years. We obtained independent appraisals of the identified intangible assets and their remaining useful lives. Goodwill and other intangibles amortization for the three months ended March 31, 2001 was $303,000.

     Interest income. Interest income includes interest income on cash, cash equivalent and short- term investment balances. Interest income increased $0.4 million, to $1.1 million for the three months ended March 31, 2001 from interest income of $0.7 million for the prior year. The increase in interest income is primarily due to the interest income realized from the investment of the proceeds from our IPO in the middle of the first quarter of 2000.

     Income tax (benefit) expense. No provision for federal and state income taxes has been recorded for the three months ended March 31, 2001 and 2000, as we have incurred net operating losses for each of these periods. We believe that, based on the history of losses and other factors, the weight of available evidence indicates that it is more likely than not that we will not be able to realize our deferred tax assets, and thus a full valuation allowance has been recorded against such assets as of March 31, 2001.

    Segment results. Segment results represent margins which, for segment reporting purposes, exclude certain costs and expenses, including corporate expenses, taxes other than income and other non-recurring charges. See Note 5 to the consolidated financial statements.


                                 THREE MONTHS ENDED MARCH 31,     INCREASE/
                                     2001            2000        (DECREASE)
                                 ------------    ------------    ------------
Development and consulting       $      1,472    $       (142)   $      1,614
Recurring services                       (235)            197            (432)
Other                                  (4,438)         (3,258)         (1,180)
                                 ------------    ------------    ------------
                                 $     (3,201)   $     (3,203)   $          2
                                 ============    ============    ============

     The increase in margins for the development and consulting segment is primarily related to the revenue growth in 2001 over the prior comparable quarter. The fixed costs to provide development and consulting services are allocated over a larger revenue base, providing greater margin. The decrease in margins from recurring services is primarily related to the addition of Advica.

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

    Net cash used in operating activities for the three months ended March 31, 2001 and 2000 was $3.0 million and $2.8 million, respectively. Net cash used in operating activities is primarily attributable to net losses.

    Net cash used in investing activities for the three months ended March 31, 2001 and 2000 was $2.1 million and $1.1 million, respectively. Investing activities consist of purchases of computer hardware and software, office furniture and equipment. Purchases of equipment and software for the March 31, 2001 and 2000 were $0.9 million and $1.1 million, respectively. Additionally, we purchased $4.3 million and sold $3.2 million of short-term investments in the first quarter of 2001.

    Net cash used in financing activities for the three months ended March 31, 2001 of $13,000 was related to payments on capital leases. Net cash provided by financing activities of $95.3 million for the three months ended March 31, 2000 was primarily related to the net proceeds received from our initial public offering. In February 2000, we completed our initial public offering and issued 5,750,000 shares of common stock (including the underwriter's over-allotment of 750,000 shares of common stock) at an initial public offering price of $18.00 per share. We received $94.2 million in cash proceeds, net of underwriting discounts, commissions and other offering costs.

     We expect our current cash resources will be sufficient to meet our requirements for the next 18 months. We may need to raise additional capital to support expansion, develop new or enhanced applications, services and product offerings, respond to competitive pressures, acquire complementary businesses or technologies or take advantage of unanticipated opportunities. We may need to raise additional funds by selling debt or equity securities, by entering into strategic relationships or through other arrangements. We cannot assure you that we will be able to raise any additional amounts on reasonable terms, or at all, if they are needed.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133"). We adopted SFAS 133 on January 1, 2001. The adoption of SFAS 133 has not had a significant effect on the financial condition or results of operations of the Company.

FACTORS THAT MAY AFFECT FUTURE RESULTS

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

     We incurred net losses for the three months ended March 31, 2001 and for the years ended December 31, 2000, 1999 and 1998. As of March 31, 2001, we had an accumulated deficit of $34.8 million. Since we began developing and marketing our Internet-based health care products and services in early 1999, we have funded our business primarily by borrowing funds and from the sale of our stock, not from cash generated by our business. We expect to continue to incur significant sales and marketing, research and development and general and administrative expenses. As a result, we will experience losses and negative cash flows in the future. Factors which may prevent us from achieving or maintaining profitability and cause our stock price to decline include the demand for and acceptance of our products, product enhancements and services, and our ability to attract new customers, as well as a number of other factors described elsewhere in this section.

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

     We receive a substantial majority of our revenue from a limited number of customers. For the three months ended March 31, 2001, our top five customers accounted for 80% of revenue. For the three months ended March 31, 2000, our top five customers accounted for 68% of revenue. We expect that a significant portion of our revenue will continue to depend on sales to a small number of customers. If we do not generate as much revenue from these major customers as we expect to, or if we lose certain of them as customers, our total revenue will be significantly reduced.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

             Not Applicable.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

             Not Applicable.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Reports of Form 8-K:

         1. On January 22, 2001, XCare.net filed an Amendment to the Current Report on Form 8-K, filed on December 4, 2000, to include the Financial Statements and Pro Forma Financial Information of the United Healthscope, Inc. acquisition.

         2. On April 18, 2001, Xcare.net filed a Current Report on Form 8-K to report the dismissal of our principal independent accountants PricewaterhouseCoopers LLP on April 11, 2001.

         (b)      Index to Exhibits



          EXHIBIT
          NUMBER     Description of Document

            3.1      Amended and Restated Certificate of Incorporation. (1)

            3.3      Bylaws. (1)

            4.1      Form Common Stock Certificate. (1)

            4.2 Second Amended and Restated Registration Rights Agreement, dated as of July 27, 1999, between the Company and the parties named therein. (1)

            10.1 Form of Indemnification Agreement entered into by the Company with each of its directors and executive officers.
                     (1)

            10.2     Amended and Restated 1997 Stock Option Plan. (1)

            10.3     1999 Employee Stock Purchase Plan and related agreements.
                     (1)

            10.4     1999 Director Option Plan and related agreements. (1)

            10.5 Licensing Agreement, dated as of December 30, 1998, between the Company and Match Health Care Services, Ltd. (1) (2)

            10.6 Master Licensing Agreement, dated February 4, 1999, between the Company and Methodist Care, Inc. (1) (2)

            10.7 Services Agreement Subcontract, dated December 17, 1998, between the Company and PRC, Inc. (1)

            10.8 Master Licensing, Processing and Services Agreement, dated February 16, 1997, between the Company and
                     Healthscope/United, Inc. (1) (2)

            10.9 System Management Contract, dated April 1, 1999, between the Company and Advica Health Resources. (1) (2)

            10.10 Administration Services Agreement, dated March 29, 1999, between the Company and American Medical Pathways, Inc. (1)
                     (2)

            10.11 Processing and Services Agreement, dated January 1, 1997, between the Company and Brokerage Services Incorporated.
                     (1) (2)

            10.12 Addendum to Processing and Services Agreement, dated July 25, 1997, between the Company and Brokerage Services Incorporated. (1) (2)

            10.13 Supplemental Agreement, dated December 24, 1997, between the Company and Brokerage Services Incorporated. (1) (2)

            10.14 Employers Mutual, Inc. Assignment Letter, dated August 5, 1999, between the Company and Employers Mutual, Inc. (1)
                     (2)

            10.15 Master License and Services Agreement, dated June 24, 1998, between the Company and Employers Mutual, Inc. (1) (2)

            10.16 Contractor Agreement, dated February 19, 1999, between the Company and Employers Mutual, Inc. (1) (2)

            10.17 Master Licensing and Services Agreement, dated February 20, 1998, between the Company and Provider Services, Incorporated. (1) (2)

            10.18 Contractor Agreement, dated April 27, 1999, between the Company and Provider Services, Incorporated. (1) (2)

            10.19 Master Licensing and Services Agreement, dated August 24, 1998, between the Company and Quest Diagnostics Incorporated. (1) (2)

            10.20    Offer letter, dated September 22, 1997, with Lorine
                     Sweeney. (1)

            10.21    Offer letter, dated December 12, 1997, with Mark Rangell.
                     (1)

            10.22    Offer letter, dated June 12, 1998, with Tammy McLaren. (1)

            10.23 Sublease, dated as of May 11, 1998, by and between the Company and Echo Bay Management Corp. (1)

            10.24 Sub-sublease Agreement, dated as of December 18, 1998, by and between the Company and Project Discovery, Inc. (1)

            10.25 Office lease, dated May 2, 1997, between the Company and MBL Life Assurance Corporation. (1)

            10.26 Office lease, dated September 29, 1995 between the Company and MBL Life Assurance Corporation. (1)

            10.27 Consulting Agreement, dated June 10, 1998, by and between the Company and ADIS International Ltd. (1) (2)

            10.28 Consulting Agreement, dated September 16, 1998, by and between the Company and ADIS International Ltd. (1) (2)

            10.29 Development Services Agreement, dated November 8, 1999, by and between the Registrant and Doheny Eye Medical Group, Inc. (1) (2)

            10.30 Development Services Agreement, dated November 10, 1999 by and between the Company and Delta Health Services. (1) (2)

            10.31 Hosting Services Agreement, dated November 10, 1999, by and between the Company and Delta Health Services. (1) (2)

            10.32 Office Lease Agreement, dated November 1, 1999, by and between the Company and Mountain States Mutual Casualty Company. (1)

            10.33 Software License and Services Agreement, dated October 25, 1999, by and between the Company and Oracle Corporation.
                     (1) (2)

            10.34 Professional Services Agreement, dated September 9, 1999, by and between the Company and Asthma Management Company.
                     (1) (2)

            10.35 Consulting Services Agreement, dated November 29, 1999, by and between the Company and Decision Consultants, Inc. (1)

            10.36 Sublease dated December 17, 1999 by and between the Company and The Pittsburgh & Midway Coal Mining Co. (1)

            10.37    2000 Nonstatutory Stock Option Plan and related agreements.
                     (3)

            10.38 United Healthscope, Inc. purchase agreement, dated November 8, 2000. (3)

            10.39 Registration Rights Agreement by and Between XCare.net. and AHR Seller Group, LLC, the sole stockholder of United/HealthScope, Inc.(dba Advica Health Resources), dated November 8, 2000. (3)

            10.40 Stock Purchase Agreement by and Between XCare.net. and Integrated Media, Inc. and Alan Hochman., dated November 29, 2000. (3)

            10.41 Escrow Agreement Between XCare.net. and Alan Hochman., dated November 29, 2000. (3)

            16.1     Letter regarding change in certifying accountant. (1)


(1) Previously filed with the Securities and Exchange Commission (the "Commission") as an Exhibit to the Company's Form S-1 on November 2, 1999 (File No. 333-90165).

(2) Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

(3)      Previously filed with the Securities and Exchange Commission.

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


XCARE.NET, INC.


Date: May 10, 2001                  By: /s/ Lorine R. Sweeney
     -------------                      ----------------------------------------
                                        Lorine R. Sweeney
                                        President and Chief Executive Officer


Date: May 10, 2001                  By:  /s/  Gary T. Scherping
     -------------                      ----------------------------------------
                                        Gary T. Scherping
                                        Senior VP of Finance and Chief Financial
                                        Officer (Principal Financial and
                                        Accounting Officer)