Form 10-Q
period 2001-06-30
XCARE NET INC
filed 2001-08-14
CIK 1094561

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                   For the transition period from           to
                                                  ----------   -----------

                        Commission file number 000-29273

                                 XCARE.NET, INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                                         85-0373486
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes [  X   ]     No [     ]


At July 30, 2001, 17,060,549 shares of common stock were outstanding.

                                XCARE.NET, INC.,

                                TABLE OF CONTENTS


                                                                                                                 Page No.
                                                                                                                 --------
Part I - Financial Information

         Item 1 - Condensed Consolidated Financial Statements:

                  Condensed Consolidated Balance Sheets as of June 30, 2001 and December 31, 2000                    3

                  Condensed Consolidated Statements of Operations for the Three and Six Months
                   Ended June 30, 2001 and 2000                                                                      4

                  Condensed Consolidated Statements of Cash Flows for the Six Months
                   Ended June 30, 2001 and 2000                                                                      5

                  Notes to Condensed Consolidated Financial Statements                                               6

         Item 2 - Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                                               10

         Item 3 - Quantitative and Qualitative Disclosures About Market Risk                                        24

Part II - Other Information

         Item 1 - Legal Proceedings                                                                                 24

         Item 2 - Changes in Securities and Use of Proceeds                                                         25

         Item 4 - Submission of Matters to a Vote of Security Holders                                               25

         Item 6 - Exhibits and Reports on Form 8-K                                                                  25

Signatures                                                                                                          29

                                 XCARE.NET, INC.

PART I      FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                     ASSETS
                                                                                      JUNE 30,   DECEMBER 31,
                                                                                        2001        2000
                                                                                     ---------   ------------
Current assets:
  Cash and cash equivalents                                                          $  38,858    $  37,319
  Short-term investments                                                                39,126       41,000
  Accounts receivable, net of allowance of $666 and $546, respectively                   4,428        2,801
  Work performed in advance of billings                                                  3,152        1,855
  Other current assets                                                                   3,652        3,853
                                                                                     ---------    ---------
    Total current assets                                                                89,216       86,828
Property and equipment, net                                                              5,904        5,104
Purchased software, net                                                                    562          333
Goodwill and other acquired intangibles                                                  7,756        3,378
Other assets                                                                             2,703        1,265
                                                                                     ---------    ---------
    Total assets                                                                     $ 106,141    $  96,908
                                                                                     =========    =========

                                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                                   $     606    $   2,028
  Accrued liabilities                                                                    3,599        1,904
  Unearned revenue                                                                       4,274          137
                                                                                     ---------    ---------
    Total current liabilities                                                            8,479        4,069
Deferred revenue                                                                         4,653           --
                                                                                     ---------    ---------
    Total liabilities                                                                   13,132        4,069
                                                                                     ---------    ---------

Stockholders' equity:
  Preferred stock, $0.01 par value; 5,000,000 authorized as of June 30, 2001 and
   December 31, 2000; no shares issued and outstanding at June 30, 2001 and
   December 31, 2000                                                                        --           --
  Common stock, $0.01 par value; 100,000,000 shares authorized as of June 30, 2001 and December 31, 2000; 17,056,774 and 16,408,274 shares issued and outstanding
   as of June 30, 2001 and December 31, 2000, respectively                                 171          164
  Additional paid-in capital                                                           129,291      124,990
  Unearned compensation, net                                                              (409)        (657)
  Accumulated deficit                                                                  (36,044)     (31,658)
                                                                                     ---------    ---------
   Total stockholders' equity                                                           93,009       92,839
                                                                                     ---------    ---------
      Total liabilities and stockholders' equity                                     $ 106,141    $  96,908
                                                                                     =========    =========


       The accompanying notes are an integral part of these consolidated condensed financial statements.

                                 XCARE.NET, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                 THREE MONTHS ENDED       SIX MONTHS ENDED
                                                      JUNE 30,                JUNE 30,
                                                --------------------    ---------------------
                                                  2001        2000        2001        2000
                                                --------    --------    --------    --------
Revenue                                         $  9,036    $  2,413    $ 16,626    $  4,878
Revenue from affiliates                               --         276          --         663
                                                --------    --------    --------    --------
   Total revenue                                   9,036       2,689      16,626       5,541
                                                --------    --------    --------    --------

Costs and expenses:
   Cost of revenue                                 6,215       3,016      12,568       5,813
   Sales and marketing                             1,564       1,891       2,953       3,001
   General and administrative                      1,847       2,981       4,417       4,848
   Research and development                          945         989       2,086       1,450
   Stock compensation expense                        161         406         296         924
   Amortization of goodwill and acquired
      intangibles                                    361          --         664          --
                                                --------    --------    --------    --------
     Total costs and expenses                     11,093       9,283      22,984      16,036
                                                --------    --------    --------    --------
Loss from operations                              (2,057)     (6,594)     (6,358)    (10,495)
   Interest income, net                              872       1,505       1,972       2,203
                                                --------    --------    --------    --------
Net loss                                        $ (1,185)   $ (5,089)   $ (4,386)   $ (8,292)
                                                ========    ========    ========    ========

Net loss per common share - basic and diluted   $  (0.07)   $  (0.31)   $  (0.27)   $  (0.66)
                                                ========    ========    ========    ========
Weighted average common shares outstanding -
  basic and diluted                               16,592      16,238      16,502      12,498
                                                ========    ========    ========    ========


       The accompanying notes are an integral part of these consolidated condensed financial statements.

                                 XCARE.NET, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                        SIX MONTHS ENDED
                                                                            JUNE 30,
                                                                      --------------------
                                                                        2001        2000
                                                                      --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                                            $ (4,386)   $ (8,292)
  Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                       1,347         682
     Amortization of goodwill and acquired intangibles                     664          --
     Charge related to issuance of warrants                                876          --
     Provision for losses on receivables                                    97         560
     Loss on impairment of investments                                     503          --
     Stock compensation expense                                            296         924
     Other                                                                 222         132
     Changes in assets and liabilities:
         Accounts receivable                                            (1,517)     (2,477)
         Receivables from affiliates                                        --        (994)
         Work performed in advance of billings                          (1,297)       (137)
         Other current assets                                           (1,038)     (1,900)
         Other assets                                                     (393)         --
         Accounts payable                                               (1,662)        661
         Accrued liabilities                                               974       1,509
         Deferred and unearned revenue                                   6,819         319
                                                                      --------    --------
              Net cash provided by (used in) operating activities        1,505      (9,013)
                                                                      --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                                    (1,141)     (2,225)
  Investment in a related party                                             --      (1,182)
  Purchase of Confer Software, Inc., net of cash acquired of $2,899      1,077          --
  Acquisition-related expenses                                            (974)         --
  Purchases of short-term investments                                   (7,300)         --
  Sales of short-term investments                                        9,001          --
  Other                                                                   (899)       (291)
                                                                      --------    --------
              Net cash used in investing activities                       (236)     (3,698)
                                                                      --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                                   270          28
  Proceeds from initial public offering, net                                --      95,326
  Principal payments under capital leases                                   --         (22)
  Other                                                                     --        (131)
                                                                      --------    --------
              Net cash provided by financing activities                    270      95,201
                                                                      --------    --------

  Net increase in cash and cash equivalents                              1,539      82,490
  Cash and cash equivalents at beginning of period                      37,319       7,455
                                                                      --------    --------
  Cash and cash equivalents at end of period                          $ 38,858    $ 89,945
                                                                      ========    ========

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING TRANSACTIONS
  Issuance of common stock in acquisition of Confer Software, Inc.    $  4,039    $     --
  Conversion of mandatorily redeemable preferred stock and
    mandatorily redeemable preferred stock warrants to common stock   $     --    $ 23,849


       The accompanying notes are an integral part of these consolidated condensed financial statements.

                                 XCARE.NET, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

    Interim Consolidated Condensed Financial Statements. The accompanying condensed consolidated financial statements of XCare.net, Inc. (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures are adequate to make the information presented not misleading. The unaudited financial statements have been prepared on the same basis as our annual financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for a fair presentation in accordance with accounting principles generally accepted in the United States. The results for the three and six months ended June 30, 2001 are not necessarily indicative of the results expected for the full year. These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2000.

    Reclassifications. Certain prior year information has been reclassified to conform with the current year presentation.

2.   INITIAL PUBLIC OFFERING

    On February 9, 2000, the SEC declared effective the Company's Registration Statement on Form S-1. Pursuant to this Registration Statement, we completed an Initial Public Offering ("IPO") of 5,750,000 shares of our common stock (including 750,000 shares sold pursuant to the exercise of the underwriter's over-allotment option) at an offering price of $18.00 per share (the "Offering"). Proceeds to the Company from the Offering, after calculation of the underwriter's discount of $7.2 million, totaled $94.2 million, net of offering costs of $2.1 million. Concurrent with the closing of the IPO, all outstanding shares of the Company's convertible preferred stock were automatically converted into 9,108,122 shares of common stock. In addition, upon closing of the IPO, all outstanding common stock warrants and the Series A convertible preferred stock warrants were exercised. The Series A convertible preferred stock issued upon the exercise of the latter warrants was automatically converted into common stock and together with the exercise of the common stock warrants, resulted in the issuance of 702,924 additional shares of common stock.

3.   HEALTHCARE.COM MERGER AGREEMENT

    In May 2001, the Company entered into a definitive merger agreement with Healthcare.com Corporation. ("Healthcare.com"). Under the terms of the merger, a wholly-owned subsidiary of the Company merged with Healthcare.com and Healthcare.com became a wholly-owned subsidiary of the Company. Healthcare.com stockholders received 0.375 shares of the Company's common stock for each share Healthcare.com common stock they owned and 1.745 shares of XCare.net common stock for each share of Healthcare.com Series B preferred stock they owned.

    The board of directors and shareholders of both XCare.net and Healthcare.com approved the merger and the transaction closed on August 13, 2001.

4.   ACQUISITION OF CONFER SOFTWARE, INC.

    On June 7, 2001, the Company consummated the acquisition of Confer Software, Inc., ("Confer") by merger of a wholly-owned subsidiary of XCare.net with Confer. As a result of the merger, Confer is now a wholly-owned subsidiary of the Company. The purchase price totaling $6.2 million included 592,453 shares of XCare.net common stock in exchange for outstanding shares of Confer capital stock, the assumption of a $461,250 employee bonus plan that was paid in cash and $1.7 million in professional fees. The transaction was accounted for as a purchase.

    The Company will retain an independent appraiser to assist with the assigning of the fair values to the identifiable intangibles acquired from Confer. Preliminary goodwill and identifiable intangible assets acquired of $4.9 million are being amortized over their estimated lives of 7 years.

    The unaudited pro forma results of operations as though the acquisitions had been completed as of January 1, 2000 are as follows (in thousands except for per share amounts):

                                             Twelve Months Ended                   Six Months Ended
                                              December 31, 2000                     June 30, 2001
                                             -------------------                   ---------------
Revenues                                             $12,305                            $17,563
Net loss                                             (36,181)                            (6,669)
Pro forma diluted loss per share                       (2.41)                             (0.39)

    The pro forma results above do not include any anticipated cost savings or other effects of the integration of Confer into the Company and are not necessarily indicative of the results which would have occurred if the acquisition had been in effect on the date indicated, or which may result in the future.

5.   NET LOSS PER COMMON SHARE

    Net loss per common share is calculated in accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Under the provisions of SFAS No. 128, basic net loss per common share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing the net loss for the period by the total of the weighted average number of common shares outstanding and potentially dilutive common shares, excluding potential common shares outstanding during the period if their effect is antidilutive. Potential common shares consist of incremental common shares issuable upon the exercise of stock options and warrants.

    The following table sets forth the computation of the numerators and denominators in the basic and diluted net loss per common share calculations for the periods indicated:

                                               THREE MONTHS ENDED      SIX MONTHS ENDED
                                                    JUNE 30,               JUNE 30,
                                              --------------------    --------------------
                                                2001        2000        2001        2000
                                              --------    --------    --------    --------
Numerator:
  Net loss                                    $ (1,185)   $ (5,089)   $ (4,386)   $ (8,292)
  Accretion of mandatorily redeemable
   convertible preferred stock                      --          --          --          (7)
                                              --------    --------    --------    --------

  Net loss available to common stockholders   $ (1,185)   $ (5,089)   $ (4,386)   $ (8,299)
                                              ========    ========    ========    ========
Denominator:
  Weighted average common shares
   outstanding - basic and diluted              16,592      16,238      16,502      12,498
                                              ========    ========    ========    ========

6.   SEGMENT INFORMATION

     Segment information has been prepared in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company defines operating segments as components of an enterprise for which discrete financial information is available and is reviewed regularly by the chief operating decision-maker or decision making group, to evaluate performance and make operating decisions. The chief operating decision-making group reviews the revenues and margins by the nature of the services provided and reviews the overall results of the Company.

     We operate in two segments: implementation and consulting services, and recurring revenues. The implementation and consulting services segment includes revenue generated from software implementation, engineering and integration. The recurring revenues segment includes revenue generated from hosting services, maintenance services, transaction services, recurring license fees and other services.

    Following is a breakout of our segments. The margin for the segments excludes corporate expenses. The "other" category includes our corporate expenses and eliminations.

                              IMPLEMENTATION AND
(IN THOUSANDS)                CONSULTING SERVICES       RECURRING REVENUE     OTHER    CONSOLIDATED TOTAL
                              -------------------       -----------------     -----    ------------------
THREE MONTHS ENDED
JUNE 30,
2001

Total revenue                    $   6,493                $   2,543        $      --       $   9,036
Margin                               2,892                      (71)          (4,006)(1)      (1,185)
Assets                                  --                       --          106,141(2)      106,141
Capital expenditures                    --                       --              261(2)          261

2000
Total revenue                    $   2,267                $     422               --       $   2,689
Margin                                  72                     (399)          (4,762)(1)      (5,089)
Assets                                  --                       --          102,544(2)      102,544
Capital expenditures                    --                       --            1,085(2)        1,085


(1) Represents loss before income taxes. Adjustments that are made to the total of the segments' income in order to arrive at income before income taxes include the following:


                                                                   THREE MONTHS ENDED JUNE 30,
                                                                   ---------------------------
                                                                       2001       2000
                                                                       ----       ----
Costs and adjustments to reconcile segment data to the
 consolidated total:
  Sales and marketing                                                 $ 1,564    $ 1,891
  General and administrative                                            1,847      2,981
  Research and development                                                945        989
  Stock compensation expense                                              161        406
  Amortization of goodwill and other acquired intangibles                 361         --
  Interest income                                                        (872)    (1,505)
                                                                      -------    -------
                                                                      $ 4,006    $ 4,762
                                                                      =======    =======

(2) A breakout of assets and capital expenditures for all segments is not provided to our chief operating decision maker. The other column represents the amount to reconcile to the consolidated total.

                             IMPLEMENTATION AND
(IN THOUSANDS)               CONSULTING SERVICES       RECURRING REVENUE     OTHER    CONSOLIDATED TOTAL
                             -------------------       -----------------     -----    ------------------
SIX MONTHS ENDED JUNE
JUNE 30,
2001

Total revenue                    $  11,680                $   4,946        $     --       $  16,626
Margin                               4,364                     (306)         (8,444)(1)      (4,386)
Assets                                  --                       --         106,141(2)      106,141
Capital expenditures                    --                       --           1,141(2)        1,141

2000
Total revenue                    $   4,708                $     833              --       $   5,541
Margin                                 (70)                    (202)         (8,020)(1)      (8,292)
Assets                                  --                       --         102,544(2)      102,544
Capital expenditures                    --                       --           2,225(2)        2,225

(1) Represents loss before income taxes. Adjustments that are made to the total of the segments' income in order to arrive at income before income taxes include the following:


                                                          SIX MONTHS ENDED JUNE 30,
                                                          -------------------------
                                                             2001        2000
                                                            -------    -------
Costs and adjustments to reconcile segment data to the
 consolidated total:
  Sales and marketing                                       $ 2,953    $ 3,001
  General and administrative                                  4,417      4,848
  Research and development                                    2,086      1,450
  Stock compensation expense                                    296        924
  Amortization of goodwill and other acquired intangibles       664         --
  Interest income                                            (1,972)    (2,203)
                                                            -------    -------
                                                            $ 8,444    $ 8,020
                                                            =======    =======

(2) A breakout of assets and capital expenditures for all segments is not provided to our chief operating decision maker. The other column represents the amount to reconcile to the consolidated total.

7.   RECENT ACCOUNTING PRONOUNCEMENTS

    In July 2001, the Financial Accounting Standards Board issued Statements No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets. Statement no. 141 requires companies to reflect intangible assets apart from goodwill and supercedes previous guidance related to business combinations. Statement No. 142 eliminates amortization of goodwill and amortization of indefinite lived intangible assets. However, Statement No. 142 also requires the Company to perform impairment tests at least annually on all goodwill and other intangible assets. These statements are required to be adopted by the Company on January 1, 2002 and for any acquisitions entered into after July 1, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

    This Management's Discussion and Analysis Of Financial Condition and Results of Operations of XCare.net, Inc. ("XCare.net,", the "Company", "we", "us" or "our") contains forward-looking statements within the meaning of the Private-Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, discussion relative to markets for our products and trends in revenue, gross margins and anticipated expense levels, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect", "intend" and other similar expressions. All statements regarding our expected financial position and operating results, business strategy, financing plans, forecast trends relating to our industry are forward-looking statements. These forward-looking statements are subject to business and economic risks and uncertainties, and our actual results of operations may differ materially from those contained in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed in "Factors That May Affect Future Results of Operations" in this Quarterly Report on Form 10-Q and in "Risk Factors" in our Annual report on Form 10-K for the year ended December 31, 2000. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. However, readers should carefully review the risk factors set forth in other reports or documents we file from time to time with the Securities and Exchange Commission ("SEC").

OVERVIEW

    XCare.net is an electronic commerce service provider for health care businesses. We have developed an Internet-based technology platform, XTiera(TM), using extensible mark-up language ("XML"). Utilizing XTiera(TM), we design, develop and host custom health care Web sites, known as portals, for payers, providers and other health care industry participants. Through these portals, we link health care providers, payers and other industry participants into a community to create an Internet exchange. We use XTiera(TM) to deliver a broad range of applications, services and electronic product offerings that streamline and automate high-volume, data-intensive transactions and processes. We process transactions such as eligibility checking, claims status, referral processing and physician credentialing and enrollment. We also provide consulting services to define, develop and implement Internet health care strategies as well as Web site hosting, transaction processing, transaction support and maintenance services for our customers. XTiera(TM) is based on XML, in conjunction with the Topic Navigation Mapping standard. The enhanced integration and filtering capabilities are designed to meet the demands of health care industry participants. We expect XML to be a predominant protocol for exchanging data for electronic commerce in the future. Topic Navigation Mapping provides a standard format for indexing and structuring the XML formatted content. We take advantage of the benefits of both XML and Topic Navigation Mapping technologies to process data trapped in usually incompatible legacy computer systems, allow for automation of health care processes and integrate a wide variety of health care data including audio, video and text. We operate in two segments: implementation and consulting services, and recurring revenue. The implementation and consulting services segment includes revenue generated from software implementation, engineering and integration. The recurring revenue segment includes revenue generated from hosting services, maintenance services, transaction services, recurring license fees and other services.

    On February 9, 2000, the SEC declared effective the Company's Registration Statement on Form S-1. Pursuant to this Registration Statement, we completed an Initial Public Offering ("IPO") of 5,750,000 shares of our common stock (including 750,000 shares sold pursuant to the exercise of the underwriter's over-allotment option) at an offering price of $18.00 per share (the "Offering"). Proceeds to the Company from the Offering, after calculation of the underwriter's discount of $7.2 million, totaled $94.2 million, net of offering costs of $2.1 million. Concurrent with the closing of the IPO, all outstanding shares of the Company's convertible preferred stock were automatically converted into 9,108,122 shares of common stock. In addition, upon closing of the IPO, all outstanding common stock warrants and the Series A convertible preferred stock warrants were exercised. The Series A convertible preferred stock issued upon the exercise of the latter warrants was automatically converted into common stock and together with the exercise of the common stock warrants, resulted in the issuance of 702,924 additional shares of common stock.

     In October 2000, the Company entered into a Software License and Services Agreement (the "Agreement") with MedUnite, Inc. ("MedUnite") to provide software development services related to a pilot program. These services are provided on a time and materials basis and the Agreement was cancelable at MedUnite's discretion subsequent to the delivery of the first pilot and prior to the contract contingency date ("Contingency Date"). The Contingency Date occurred in the second quarter of 2001 without cancellation from MedUnite. In addition, the Company will host MedUnite's pilot program. The Company has received the next scheduled payment under the Agreement and is expected to provide ongoing transaction processing, maintenance, software development and technical services. The software license fee will be amortized over the initial maintenance term of four years.

     In connection with the Agreement, the Company issued warrants to MedUnite to purchase 1.35 million shares of XCare.net's common stock at an exercise price of $4.06. The warrants were immediately vested, exercisable and non-forfeitable for a period of eighteen months from the date of grant. The fair value of the warrants was calculated to be $3.1 million and was determined using the Black-Scholes option pricing model utilizing a volatility factor of 120%, risk-free interest rate of 6.0% and an expected life of 18 months. The amounts billed to MedUnite up to the date that the first pilot was delivered (March
2001) has been reduced by the fair value attributed to the warrants. For the year ended December 31, 2000, the Company allocated $2.2 million of the warrant charge to billings and amounts billable. The remaining value of the warrant of $0.9 million at December 31, 2000 was included in other current assets. For the three months ended March 31, 2001, the Company charged the remaining warrant value of $0.9 million to billings and amounts billable.

    On November 8, 2000, we purchased all of United Healthscope, Inc.'s d/b/a Advica Health Resources ("Advica") common shares. The purchase price totaling $2.2 million included 70,000 shares of XCare.net common stock, $830,000 in cash, and professional fees directly related to the acquisition, net of accounts receivable and the Company's investment in Advica. The purchase price was allocated to the acquired assets and liabilities at their fair values as of November 8, 2000. The acquired intangibles consisted of $549,000 in customer base, $488,000 in acquired workforce, and $86,000 to trade name. The remaining excess purchase price of $525,000 was recorded as goodwill.

    In conjunction with the purchase of Advica Health Resources, the Company incurred approximately $273,000 in costs primarily related to the involuntary termination benefits of Advica employees and for other costs to integrate operating activities. Employee termination benefits of $95,000 had been paid as of December 31, 2000. The remaining balance was paid in January 2001.

    On November 29, 2000, we purchased all of Integrated Media Inc.'s common stock. The purchase price, totaling $2.1 million, consisted primarily of cash and professional fees directly related to the acquisition. The total purchase price was allocated to the assets and liabilities at their fair values as of November 29, 2000. The acquired identifiable intangible assets totaling $322,000 consisted primarily of acquired workforce and customer base with the remaining excess purchase price of $1.62 million being recorded as goodwill. In addition to the $2.1 million purchase price, the Company agreed to pay $1.0 million to the former president of Integrated Media as compensation for his assistance with the transition over the next year. The unpaid balance of $0.5 million is included in other current assets and is being amortized to sales and marketing expense over the term of the agreement.

    The Company retained an independent appraiser to assist with the assigning of the fair values to the intangibles acquired from Advica and Integrated Media. The valuations relied on methodologies that most closely related to the fair market value assignment with the economic benefits provided by each asset and risks associated with the assets. The total goodwill and identifiable intangible assets acquired of $3.5 million are being amortized over their estimated lives of 3 years.

    Advica and Integrated Media became wholly-owned subsidiaries of XCare.net effective on the date of the acquisitions and both transactions were accounted for under the purchase method of accounting in the fourth quarter of 2000. Operating results for both Advica and Integrated Media from the date of Acquisition are included in our consolidated financial results.

    On June 7, 2001, the Company consummated the acquisition of Confer Software, Inc., ("Confer") by merger of a wholly-owned subsidiary of XCare.net with Confer. As a result of the merger, Confer is now a wholly-owned subsidiary of the Company. The purchase price totaling $6.2 million included 592,453 shares of XCare.net common stock in exchange for outstanding shares of Confer capital stock, the assumption of a $461,250 employee bonus plan that was paid in cash and $1.7 million in professional fees. The transaction was accounted for as a purchase.

    The Company will retain an independent appraiser to assist with the assigning of the fair values to the identifiable intangibles acquired from Confer. Preliminary goodwill and identifiable intangible assets acquired of $4.9 million are being amortized over their estimated lives of 7 years. Operating results for Confer from the date of acquisition are included in our consolidated financial results.

    In May 2001, the Company entered into a definitive merger agreement with Healthcare.com, Inc. ("Healthcare.com"). Under the terms of the merger, a wholly-owned subsidiary of the Company merged with Healthcare.com and Healthcare.com became a wholly-owned subsidiary of the Company. Healthcare.com stockholders received 0.375 shares of the Company's common stock for each share Healthcare.com common stock they owned and 1.745 shares of XCare.net common stock for each share of Healthcare.com Series B preferred stock they owned.

    The board of directors and shareholders of both XCare.net and Healthcare.com approved the merger and the transaction closed on August 13, 2001.

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

     The following table sets forth, for the periods indicated, certain items from our statements of operations as a percentage of total revenue:

                                                   THREE MONTHS ENDED   SIX MONTHS ENDED
                                                        JUNE 30,            JUNE 30,
                                                   ------------------   ----------------
                                                     2001      2000      2001      2000
                                                    ------    ------    ------    ------
                                                     100.0%    100.0%    100.0%    100.0%
                                                    ------    ------    ------    ------
Revenue
Costs and expenses:
 Cost of revenue                                      68.8     112.2      75.6     104.9
 Sales and marketing                                  17.3      70.3      17.8      54.2
 General and administrative                           20.4     110.9      26.6      87.5
 Research and development                             10.5      36.8      12.5      26.2
 Stock compensation expense                            1.8      15.1       1.8      16.6
 Amortization of goodwill and acquired intangibles     4.0        --       4.0        --
                                                     -----    ------     -----    ------
   Total costs and expenses                          122.8     345.3     138.2     289.4
                                                     -----    ------     -----    ------
Loss from operations                                 (22.8)   (245.3)    (38.2)   (189.4)
 Interest income, net                                  9.7      56.0      11.9      39.8
                                                     -----    ------     -----    ------
Net loss                                             (13.1)%  (189.3)%   (26.4)%  (149.6)%
                                                     =====    ======     =====    ======

COMPARISON OF THE COMPANY'S RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000.

     Total revenue. Total revenue increased $6.3 million, or 236%, to $9.0 million for the three months ended June 30, 2001 from $2.7 million for the three months ended June 30, 2000. The increase in total revenue is primarily related to increased implementation and consulting revenues derived from increased Internet-based implementation projects over the prior year. Implementation and consulting revenues increased 186% for the three months ended June 30, 2001 over the prior comparable period primarily due to the Company obtaining more consulting contracts in 2001 than 2000. Higher recurring revenue from Web site hosting, transaction processing and maintenance services for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000 also added to the increase in total revenue. Recurring revenues increased $2.1 million over the prior comparable period. Total revenue also increased due to the addition of Advica and Integrated Media revenues beginning in the fourth quarter of 2000 and Confer in the second quarter of 2001.

     Cost of revenue. Cost of revenue increased $3.2 million, or 106%, to $6.2 million for the three months ended June 30, 2001 from $3.0 million for the three months ended June 30, 2000. The increase in the cost of revenue is related to the cost of additional personnel to support the growth in our Internet-based implementation and consulting projects partially offset by a decrease in contractor costs. Costs to support our transaction processing operations increased from the prior quarter. Cost of revenue also increased due to the acquisitions of Confer, Advica and Integrated Media.

     Sales and marketing. Sales and marketing expenses decreased $0.3 million, or 17%, to $1.6 million for the three months ended June 30, 2001 from $1.9 million for the three months ended June 30, 2000. The decrease in sales and marketing expenses was related to a reduction in travel-related expenditures due to the opening of new offices in major markets. Additionally, advertising costs decreased from the prior comparable quarter due to efforts to increase awareness of our products and brand in the prior year.

     General and administrative. General and administrative expenses decreased $1.1 million, or 38%, to $1.8 million for the three months ended June 30, 2001 from $3.0 million for the three months ended June 30, 2000. The decrease in general and administrative expenses was primarily due to:

     o    lower bad debt expense from the prior comparable quarter,

     o    a reduction in outside professional services, and

     o a reduction in recruiting costs related to an increase in personnel in 2000 to support our operations and the hiring of in-house recruiters in 2000.

     Research and development. Research and development expenses decreased $44,000, or 4%, to $0.9 million for the three months ended June 30, 2001 from $1.0 million for the three months ended June 30, 2000. The decrease in research and development expenses reflects a decrease in personnel costs. The decrease was partially offset by the addition of Confer costs.

     Stock compensation expense. Amortization of stock compensation expense totaled $161,000 for the three months ended June 30, 2001 compared to $406,000 for the three months ended June 30, 2000. We expect to recognize amortization expense related to unearned compensation for the stock options of $176,000 in the second half of 2001, $193,000 in 2002, and $40,000 in 2003.

     Amortization of goodwill and acquired intangibles. The amortization of goodwill and acquired intangibles results from our acquisitions of Confer, Advica and Integrated Media. Goodwill and identifiable intangibles, net of amortization, of $7.8 million was recognized for the amount of the excess of the purchase price over the fair market value of the net assets acquired and will be amortized on a straight-line basis over the estimated useful lives of 3 to 7 years. We obtained independent appraisals of the identified intangible assets and their remaining useful lives for the Integrated Media and Advica acquisitions. We will obtain an independent appraisal for the Confer Software Inc. acquisition. Goodwill and other intangibles amortization for the three months ended June 30, 2001 was $361,000.

     Interest income. Interest income includes interest income on cash, cash equivalent and short-term investments balances. Interest income decreased $0.6 million, to $0.9 million for the three months ended June 30, 2001 from interest income of $1.5 million for the three months ended June 30, 2000. The decrease in interest income is primarily due to a decrease in our cash, cash equivalents and short-investment balances to fund our operations and a decrease in interest rates from the prior comparable period.

     Income tax (benefit) expense. No provision for federal and state income taxes has been recorded for the three months ended June 30, 2001 and 2000, as we have incurred net operating losses for each of these periods. We believe that, based on the history of losses and other factors, the weight of available evidence indicates that it is more likely than not that we will not be able to realize our deferred tax assets, and thus a full valuation allowance has been recorded against such assets as of June 30, 2001.

     Segment results. Segment results represent margins which, for segment reporting purposes, exclude certain costs and expenses, including corporate expenses, taxes other than income and other non-recurring charges. See Note 6 to the consolidated condensed financial statements.

                             THREE MONTHS ENDED JUNE 30,      INCREASE/
                                  2001       2000             (DECREASE)
                                  ----       ----             ----------
Implementation and consulting   $ 2,892    $    72             $ 2,820
Recurring revenue                   (71)      (399)                328
Other                            (4,006)    (4,762)                756
                                -------    -------             -------
                                $(1,185)   $(5,089)            $ 3,904
                                =======    =======             =======

The increase in margins for the implementation and consulting segment is primarily related to the revenue growth in 2001 over the prior comparable quarter. The fixed costs to provide implementation and consulting services are allocated over a large revenue base, providing greater margin. Additionally, the Company is entering into more time and materials contracts in the current year which provide higher margins instead of fixed price contracts. The decrease in margins from recurring services is primarily related to the addition of Advica.

COMPARISON OF THE COMPANY'S RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

     Total revenue. Total revenue increased $11.1 million, or 200%, to $16.6 million for the six months ended June 30, 2001 from $5.5 million for the six months ended June 30, 2000. Amounts billed or billable to MedUnite in the first quarter of 2001 were reduced by $876,000, which relates to the amortization of the fair value of the warrants issued to MedUnite in connection with the Agreement discussed above. The increase in total revenue is primarily related to increased implementation and consulting revenues derived from increased Internet-based implementation projects over the prior year. Implementation and consulting revenues increased 148% for the six months ended June 30, 2001 over the six months ended June 30, 2000 primarily due to the Company obtaining more consulting contracts in 2001 than 2000. Higher recurring revenue from Web site hosting, transaction processing and maintenance services for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000 also added to the increase in total revenue. Recurring revenues increased by $4.1 million over the prior comparable period. Total revenue also increased due to the addition of Advica and Integrated Media revenues beginning in the fourth quarter of 2000 and Confer in the second quarter of 2001.

     Cost of revenue. Cost of revenue increased $6.8 million, or 116%, to $12.6 million for the six months ended June 30, 2001 from $5.8 million for the six months ended June 30, 2000. The increase in cost of revenue is related to the cost of additional personnel to support the growth in our Internet-based implementation and consulting projects partially offset by a decrease in contractor costs. Expenses also increased due to the acquisitions of Confer, Advica and Integrated Media. Costs to support our transaction processing operations increased from the prior comparable period. The opening of offices in Los Angeles and New York in the second quarter of 2000 also added to the increase.

     Sales and marketing. Sales and marketing expenses decreased $48,000, or 2%, to $3.0 million during the six months ended June 30, 2001 from the six months ended June 30, 2000. The decrease was primarily related to a reduction in travel related expenditures due to the opening of new offices in major markets and decreased advertising costs due to efforts to increase awareness of our products and brand in the prior year.

     General and administrative. General and administrative expenses decreased $0.4 million, or 9%, to $4.4 million for the six months ended June 30, 2001 from $4.8 million for the six months ended June 30, 2000. The decrease in general and administrative expenses was primarily due to:

     o    lower bad debt expense in 2001,

     o    a reduction in outside professional services, and

     o a reduction in recruiting costs related to an increase in personnel in 2000 to support our operations and the hiring of in-house recruiters in 2000.

The decrease was partially offset by the write down of long-term equity investments for the six months ended June 30, 2001.

     Research and development. Research and development expenses increased $0.6 million, or 44%, to $2.1 million for the six months ended June 30, 2001 from $1.5 million for the six months ended June 30, 2000. The increase in research and development expenses reflects an increase in personnel costs related to the continued development of our transaction platform, XTiera(TM), including the Authorized Use Engine and Digital Library. Additionally, higher rent expense related to our Santa Clara research and development facility, which was opened in the second quarter of 2000. Additionally, personnel and rent expense increased due to the acquisition of Confer.

     Stock compensation expense. Amortization of stock compensation expense amounted to $296,000 for the six months ended June 30, 2001 compared to $924,000 for the six months ended June 30, 2000. We expect to recognize amortization expense related to unearned compensation for the stock options of $176,000 in the second half of 2001, $193,000 in 2002, and $40,000 in 2003.

     Amortization of goodwill and acquired intangibles. The amortization of goodwill and acquired intangibles results from our acquisitions of Confer, Advica and Integrated Media. Goodwill and identifiable intangibles of $7.8 million was recognized for the amount of the excess of the purchase price over the fair market value of the net assets acquired and will be amortized on a straight-line basis over the estimated useful lives of 3 to 7 years. We obtained independent appraisals of the identified intangible assets and their remaining useful lives for the Integrated Media and Advica acquisitions. We will obtain an independent appraisal for the Confer Software Inc. acquisition. Goodwill and other intangibles amortization for the six months ended June 30, 2001 was $0.6 million.

     Interest income. Interest income includes interest income on cash, cash equivalent and short-term investment balances. Interest income decreased $0.2 million to $2.0 million for the six months ended June 30, 2001 from interest income of $2.2 million for the six months ended June 30, 2000. The decrease in interest income is primarily due to a decrease in our cash, cash equivalents and short-investments balances to fund our operations and a decrease in interest rates from the prior comparable period.

     Income tax (benefit) expense. No provision for federal and state income taxes has been recorded for the six months ended June 30, 2001 and 2000, as we have incurred net operating losses for each of these periods. We believe that, based on the history of losses and other factors, the weight of available evidence indicates that it is more likely than not that we will not be able to realize our deferred tax assets, and thus a full valuation allowance has been recorded against such assets as of June 30, 2001.

     Segment results. Segment results represent margins which, for segment reporting purposes, exclude certain costs and expenses, including corporate expenses, taxes other than income and other non-recurring charges. See Note 6 to the consolidated financial statements.

                                      SIX MONTHS ENDED JUNE 30,    INCREASE/
                                         2001        2000          (DECREASE)
                                         ----        ----          ----------
Implementation and consulting           $ 4,364     $   (70)        $ 4,434
Recurring revenue                          (306)       (202)           (104)
Other                                    (8,444)     (8,020)           (424)
                                        -------     -------         -------
                                        $(4,386)    $(8,292)        $ 3,906
                                        =======     =======         =======

The increase in margins for the implementation and consulting segment is primarily related to the revenue growth in 2001 over the prior comparable quarter. The fixed costs to provide implementation and consulting services are allocated over a large revenue base, providing greater margin. Additionally, the Company is entering into more time and materials contracts in the current year which provide higher margins instead of fixed price contracts. The decrease in margins from recurring services is primarily related to the addition of Advica.

LIQUIDITY AND CAPITAL RESOURCES

    We have historically financed our operations through a combination of cash flow from operations, private sales of common and convertible preferred stock, issuances of convertible promissory notes and public sales of common stock.

    We expect to use our cash, cash equivalents and short-term investments for general corporate purposes, working capital and capital expenditures, to fund our operations and to continue expanding our product offerings. The amounts and timing of our actual expenditures will depend upon numerous factors, including the status of our product development efforts, marketing and sales activities, the amount of cash generated by our operations and competition. We may find it necessary or advisable to use portions of our cash, cash equivalents and short-term investments for other purposes. A portion of our cash, cash equivalents and short-term investments may also be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. Pending use of our cash, cash equivalents and short-term investments for the above purposes, we intend to invest such funds in short-term, interest-bearing, investment-grade securities.

    Net cash provided by operating activities for the six months ended June 30, 2001 was $1.5 million compared to net cash used in operating activities for the six months ended June 30, 2000 of $9.0 million. The increase in net cash provided by operating activities is primarily attributable to the reduction in net operating losses from the prior comparable period. An increase in unearned revenue related to the receipt of license and maintenance fees also added to the increase.

    Net cash used in investing activities for the six months ended June 30, 2001 and 2000 was $0.2 million and $3.7 million, respectively. Purchases of equipment and software for the six months ended June 30, 2001 and 2000 were $1.1 million and $2.2 million, respectively. Additionally, we purchased $7.3 million and sold $9.0 million of short-term investments in six months ended June 30, 2001. In the second quarter of 2001, we consummated the acquisition of Confer. The purchase price totaling $6.2 million included 592,453 shares of XCare.net common stock in exchange for outstanding shares of Confer capital stock and the assumption of a $461,250 employee bonus plan that was paid in cash and $1.7 million in professional fees.

    Net cash provided by financing activities for the six months ended June 30, 2001 of $0.3 million was related to proceeds from the exercise of stock options and the purchase of stock from our employee stock option plan. Net cash provided by financing activities of $95.3 million for the six months ended June 30, 2000 was primarily related to the net proceeds received from our initial public offering. In February 2000, we completed our initial public offering and issued 5,750,000 shares of common stock (including the underwriter's over-allotment of 750,000 shares of common stock) at an initial public offering price of $18.00 per share. We received $95.3 million in cash proceeds, net of underwriting discounts, commissions and other offering costs.

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

RECENT ACCOUNTING PRONOUNCEMENTS

    In July 2001, the Financial Accounting Standards Board issued Statements No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets. Statement no. 141 requires companies to reflect intangible assets apart from goodwill and supercedes previous guidance related to business combinations. Statement No. 142 eliminates amortization of goodwill and amortization of indefinite lived intangible assets. However, Statement No. 142 also requires the Company to perform impairment tests at least annually on all goodwill and other intangible assets. These statements are required to be adopted by the Company on January 1, 2002 and for any acquisitions entered into after July 1, 2001.

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

We may have difficulty predicting future results of operations.

     Although we commenced operations in March 1989, we did not begin focusing on Internet-based health care solutions until early 1999. Due to our limited history in the Internet-based health care market, it is difficult for us to predict with accuracy our future results of operations. For example, we cannot accurately forecast expenses based on our historical results because our experience in our current market is limited, and we are required to forecast expenses in part on future revenue projections. The provision of services using Internet technology in the health care industry is a developing business that is inherently riskier than business in industries where companies have established operating histories. Accordingly, our historical financial results are not necessarily indicative of our future financial performance.

We have historically incurred losses and we may not be able to achieve or sustain profitability.

     We incurred net losses for the three and six months ended June 30, 2001 and for the years ended December 31, 2000, 1999 and 1998. As of June 30, 2001, we had an accumulated deficit of $36.0 million. Since we began developing and marketing our Internet-based health care products and services in early 1999, we have funded our business primarily by borrowing funds and from the sale of our stock, not from cash generated by our business. We expect to continue to incur significant sales and marketing, research and development and general and administrative expenses. As a result, we may experience losses and negative cash flows in the future. Factors which may prevent us from achieving or maintaining profitability and cause our stock price to decline include the demand for and acceptance of our products, product enhancements and services, and our ability to attract new customers, as well as a number of other factors described elsewhere in this section.

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

     Due to the factors described above and other factors, our quarterly results could fluctuate substantially in the future, and quarterly comparisons may not indicate reliable trends of future performance. If our operating results do not meet the expectations of securities analysts and investors, our share price is likely to decline.

Expenses related to the acquisition and integration of Healthcare.com could adversely affect our financial results.

         We expect to incur direct transaction costs of approximately $3.6 million in connection with the acquisition of Healthcare.com and additional costs related to the integration of the companies. If the benefits of the merger do not exceed the costs associated with the merger, including any dilution to our stockholders resulting from the issuance of shares in connection with the merger, our financial results, including earnings per share, could be adversely affected.

Our reported financial results may suffer as a result of purchase accounting treatment and the impact of amortization of goodwill and other intangibles relating to the acquisition of Healthcare.com.

         We will account for the acquisition of Healthcare.com as a "purchase" transaction for accounting and financial reporting purposes, in accordance with generally accepted accounting principles. The purchase price will be allocated based on the fair values of the assets acquired and the liabilities assumed. Any excess of cost over fair value of the net tangible assets of Healthcare.com acquired will be recorded as goodwill and other intangible assets and will be amortized by charges to operations under generally accepted accounting principles. We currently estimate that the amount of purchase cost allocated to goodwill and other intangibles will be approximately $78.3 million. If goodwill and other intangible assets were amortized in equal quarterly amounts following completion of the merger over a seven year period, the accounting charge attributable to these items would be approximately $2.8 million per quarter or $11.2 million per fiscal year. As a result, under present accounting rules, purchase accounting treatment of the merger would result in a net loss for us in the foreseeable future, which could have a material and adverse effect on the market value of our common stock following completion of the merger.

         In July 2001, the Financial Accounting Standards Board issued Statements No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets. These statements eliminate amortization of goodwill and instead will require the Company to perform impairment tests at least annually on all goodwill and other intangible assets. These statements are required to be adopted by the Company on January 1, 2002 and for any acquisitions entered into after July 1, 2001. [How do the statements affect the HCDC acquisition?]

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

If XML fails to become a standard data exchange protocol for the Internet, the marketability of our products may be limited.

     Our XTiera(TM) product operates with the extensible mark-up language, or XML. The failure of XML to become established would seriously impede the marketability of many of our products and force us to adapt our products to other data exchange protocols. Any such adaptation would entail substantial costs, would require substantial time and effort, and might not lead to marketable or competitive products. In addition, if incompatible versions of the XML standard arise in the market, the market for XML-based applications may grow slowly or not at all. If the version of XML for which we have developed applications, services and product offerings does not gain widespread acceptance, we will have to adapt our products to another version of XML, which will cause delays in shipments of our application and product offerings and impede our ability to provide services.

Our revenue is concentrated in a few customers, which puts our revenue at risk.

     We receive a substantial majority of our revenue from a limited number of customers. For the six months ended June 30, 2001, our top five customers accounted for 81% of revenue. For the six months ended June 30, 2000, our top five customers accounted for 53% of revenue. We expect that a significant portion of our revenue will continue to depend on sales to a small number of customers. If we do not generate as much revenue from these major customers as we expect to, or if we lose certain of them as customers, our total revenue will be significantly reduced.

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

If our operating results vary significantly due to the lengthy sales and implementation cycles for our products and services and, as a result, our revenues may be delayed and our results of operations and share price may fluctuate.

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

     A key element of our strategy is to market our applications, services and product offerings to large organizations with significant data management and access needs. The sales process normally involves a significant evaluation process, and commitment of budgets may be subject to delays due to a customer's internal procedures for approving new expenditures and deploying new technologies. The period between initial customer contact and a purchase order typically ranges between three to nine months.

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

     Technologies are evolving rapidly and the technology used by any business that relies heavily on the Internet is subject to rapid change and obsolescence. If we are not able to maintain and improve our products and develop new products that keep pace with competitive product introductions and technological developments, satisfy diverse and evolving customer requirements and achieve market acceptance, we may lose existing customers or be unable to attract new customers. We may not be successful in developing and marketing product enhancements or new products that respond to technological advances by others on a timely or cost-effective basis. In addition, such applications, services and product offerings may contain licensed components, which may be difficult to integrate or may cause the solutions to be ineffective. These products, if developed, may not achieve market acceptance. Any delay or problems in the installation or implementation of new products or services may cause customers to forego purchases from us and could cause them to purchase from our competitors.

If compliance with government regulation of health care becomes costly and difficult for our customers, we may not be able to grow our business.

     Participants in the healthcare industry are subject to extensive and frequently changing regulation under numerous laws administered by governmental entities at the federal, state and local levels, some of which are, and others of which may be, applicable to our business. Furthermore, our healthcare service provider, payer and plan customers are also subject to a wide variety of laws and regulations that could affect the nature and scope of their relationships with us.

     The healthcare market itself is highly regulated and is subject to changing political, economic and regulatory influences. These factors affect the purchasing practices and operations of healthcare organizations. Changes in current healthcare financing and reimbursement systems, such as modifications which may be required by the Health Insurance Portability and Accountability Act of 1996, may cause us to make unplanned enhancements of software applications or services, result in delays or cancellations of orders, or result in the revocation of endorsement of our applications and services by healthcare participants. Federal and state legislatures have periodically considered programs to reform or amend the U.S. healthcare system at both the federal and state level. These programs may contain proposals to increase governmental involvement in healthcare, lower reimbursement rates or otherwise change the environment in which healthcare market participants operate. Healthcare market participants may respond by reducing their investments or postponing investment decisions, including investments in our applications and services. We do not know what effect any proposals would have on our business.

Because we provide utilization review services, we may be liable for the denial of payments for medical claims or medical services.

     One of the functions of our applications is automatic adjudication of whether a claim for payment or service should be denied or whether existing coverage should be continued based upon particular plans, contracts and industry-standard, clinical-support criteria. Our payer customers are ultimately responsible for deciding whether to deny claims for payment or medical services. It is possible, however, that our customers may assert that we are liable for denying payment of covered medical claims or medical service. The contractual protections included in our customer contracts and our insurance coverage may not be sufficient to protect us against such liability.

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

If we do not establish and maintain our brand, our reputation could be adversely affected.

     In order to increase our customer base and expand our online traffic, we must establish, maintain and strengthen our brand. For us to be successful in establishing our brand, healthcare professionals must perceive us as offering quality, cost-effective, communications, information and administrative services. Our reputation and brand name could be harmed if we experience difficulties in introducing new applications, services and product offerings, if these applications, services and product offerings are not accepted by customers, if we are required to discontinue existing applications, services and product offerings or if our products and services do not function properly.

Our growth and operating results would be impaired if we were unable to meet our future capital requirements.

     We expect our current cash resources, will be sufficient to meet our requirements for the next 18 months. However, we expect that we may experience negative cash flow in the near term. Accordingly, we may need to raise additional capital to support expansion, develop new or enhanced applications, services and product offerings, respond to competitive pressures, acquire complementary businesses or technologies or take advantage of unanticipated opportunities. We may need to raise additional funds by selling debt or equity securities, by entering into strategic relationships or through other arrangements. We cannot assure you that we will be able to raise any additional amounts on reasonable terms, or at all, if they are needed.

Acquisitions could be difficult to integrate, disrupt our business and dilute stockholder value.

     We have recently made several business acquisitions and the combined company's success will depend, to a great extent, on our ability to smoothly integrate these other entities. In the fourth quarter of 2000, XCare.net acquired Integrated Media, Inc. and United/ HealthScope, Inc. d/b/a Advica Health Resources and in the second quarter of 2001, XCare.net acquired Confer Software, Inc., a company that provides e-business process management software infrastructure, tools and applications. In August 2001, the Company acquired Healthcare.com Corporation.

     These acquisitions, either individually or as a whole, could divert our attention from other business concerns and expose us to unforeseen liabilities or risks associated with entering new markets and integrating these new entities. Further, the integration of these entities may cause us to lose key employees. Integrating newly acquired organizations and technologies into XCare.net could be expensive, time consuming and may strain our resources. In addition, we may lose our current customers if any acquired companies have relationships with competitors of our customers. Consequently, we may not be successful in integrating these acquired businesses or technologies and may not achieve anticipated revenue and cost benefits, which could hurt your prospective investment in the combined company.

     XCare.net has paid for some of these recent acquisitions by issuing additional common stock, which has diluted its stockholders. We may continue to finance our future acquisitions through the issuance of additional common stock, to the extent we do so, your potential investment in the combined company will be diluted. We may also opt to use cash to buy companies or technologies in the future. If we use cash, we may need to incur debt to pay for these future acquisitions. Acquisition financing may not be available on favorable terms or at all. In addition, we may be required to write-off significant amounts of goodwill and other intangible assets in connection with future acquisitions, which would seriously harm our results of operations. If we fail to execute our acquisition strategy successfully, for any reason, our business will suffer significantly.

If our proprietary technology is subjected to infringement claims, we may have to pay damages or seek a license from third parties, which could delay sales of our products, and if our proprietary technology is infringed upon, we may experience losses.

     Our intellectual property is important to our business. We expect that we could be subject to intellectual property infringement claims as the number of our competitors grows and the functionality of our applications overlap with competitive offerings. These claims, whether or not meritorious, could be expensive, divert our attention from operating our company, result in costly litigation, cause product shipment delays, or require us to enter into royalty or licensing agreements, any of which could seriously harm our business, financial condition and results of operations. If we become liable to third parties for infringing on their intellectual property rights, we would be required to pay a substantial damage award and to develop non-infringing technology, obtain a license or cease selling the applications that contain the infringing intellectual property. We may be unable to develop non-infringing technology or obtain a license on commercially reasonable terms, or at all. In the event an intellectual property claim against us was successful and we could not obtain a license on acceptable terms, license a substitute technology or redesign to avoid infringement, our business, financial condition and results of operations would be seriously harmed.

     In addition, we may not be able to protect against misappropriation of our intellectual property. Third parties may infringe upon our intellectual property rights, we may not detect this unauthorized use and we may be unable to enforce our rights.

We rely on third parties for technology in our products. If we cannot maintain licenses to key third-party software, shipments of our products could be delayed until equivalent software can be developed or licensed and/or integrated into our products. Further, the failure of third party vendors to provide technology necessary for our products to function properly may put our revenues at risk.

     We depend upon third-party suppliers and licensors to provide software that is incorporated in certain of our products and the products that we distribute. We do not have control over the scheduling and quality of work of such third-party software suppliers and licensors. Additionally, the third-party software may not continue to be available to us on commercially reasonable terms, if at all. Our agreements to license certain third-party software will terminate after specified dates unless they are renewed. It is anticipated that the combined company will sell multiple products to the same customer. Problems with the third party technology in one product may adversely affect sales of other products to the same customer.

Our products may be affected by unknown software defects.

     Our products depend on complex software, both internally developed and licensed from third parties. Complex software often contains defects, particularly when first introduced or when enhancements or new versions are released. Although we conduct extensive testing, we may not discover software defects that affect our new or current products or enhancements until after they are deployed. To date, XCare.net has not experienced any material software defects, however it is possible that, despite continued testing, defects may occur in our software. These defects could cause performance interruptions, which could damage our reputation with existing or potential customers, increase our service costs, cause us to lose revenue, delay market acceptance or divert our development resources, any of which could cause our business to suffer.

If we are not able to protect and enforce our trade names, Internet address and intellectual property rights, our financial condition and results of operations may suffer.

     We seek to protect our brand and our other intellectual property through a combination of copyright, trade secret and trademark laws. XCare.net has recently filed federal trademark applications for "XCare.net," "XTiera," "Solution Channels" and "the Business to Business Platform for eHealth." We cannot guarantee that any of these trademark applications will be granted. If we are unable to secure registration of these marks or otherwise obtain the right to use these marks under contract or common law, we may be required to stop using these marks. This could cause confusion to our customers and in the marketplace and harm our business, financial condition and results of operations.

     In addition, our future success and ability to compete in our markets depend in part on our proprietary rights to products and services, which we develop. We rely on copyright, trademark and trade secret laws and contractual restrictions. We also expect to rely on patents to protect our proprietary technology and to rely on similar proprietary rights of any of our technology providers. Presently, XCare.net has filed a patent application to protect certain of its proprietary technology. We cannot assure you that such application will be approved or, if approved, will be effective in protecting our proprietary technology. We enter into confidentiality agreements with all of our employees, as well as with our customers and potential customers seeking proprietary information, and limit access to and distribution of our software, documentation and other proprietary information.

     Despite our efforts to protect our proprietary rights, existing copyright, trademark and trade secret laws afford only limited protection. In addition, the laws of certain foreign countries do not protect our rights to the same extent as do the laws of the United States. Attempts may be made to copy or reverse engineer aspects of our products or to obtain and use information that we regard as proprietary. We cannot assure you that we will be able to protect our proprietary rights against unauthorized third-party copying or use. Furthermore, policing the unauthorized use of our products is difficult, and litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. This litigation could result in substantial costs and diversion of our resources.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    On June 7, 2001, we issued an aggregate of 592,453 shares of unregistered common stock to certain stockholders of Confer Software, Inc. The shares were issued as consideration for our acquisition of Confer. We relied on Rule 506 of Regulation D of the Securities Act in connection with the issuance of the shares. Each of the 21 Confer stockholders to whom we issued the shares is an accredited investor.

ITEM 3.  DEFAULTS ON SENIOR SECURITIES

    None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    We held our annual meeting of shareholders (the "Annual Meeting") on June 7, 2001. The number of common votes present at the Annual Meeting voting and withholding authority to vote was 12,271,128 which represented 75% of the common votes outstanding, which were 16,391,376 votes, on April 30, 2001, the record date for the Annual Meeting. At the meeting, the following item relating to the Company was submitted to a vote of shareholders of the Company:

1.       Election of Class II Directors:

                                    VOTES FOR                VOTES ABSTAINED
                                    ---------                ---------------
Andrew Cowherd                      12,226,978                   44,150
James B. Hoover                     12,252,688                   18,440

Based on the aforementioned voting results, the aforementioned proposal was approved by our shareholders.

ITEM 5.  OTHER INFORMATION

         On August 13, 2001, XCare.net, Inc. ("XCare") consummated the acquisition of Healthcare.com Corporation ("Healthcare"), by means of a merger of Orbit Acquisition Corp., a wholly owned subsidiary of XCare, with and into Healthcare (the "Merger"). As a result of the Merger, Healthcare is now a wholly owned subsidiary of XCare, and all outstanding shares of Healthcare common stock were converted in to the right to receive 0.375 shares of XCare common stock. The issuance of XCare common stock in the Merger was approved by XCare's stockholders at a special meeting held on August 13, 2001. XCare will file a Current Report on 8-K with respect to the acquisition within the requisite time period.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Reports of Form 8-K:

          1. On April 18, 2001, Xcare.net filed a Current Report on Form 8-K to report the dismissal of our principal independent accountants PricewaterhouseCoopers LLP on April 11, 2001.

          2. On May 14, 2001, Xcare.net file a Current Report on Form 8-K announcing that it had entered into an Agreement and Plan of Merger and Reorganization with Healthcare.com Corporation.

          3. On June 21, 2001, XCare.net filed a Current Report on Form 8-K with respect to the consummation of its acquisition of Confer Software, Inc.

     (b)  Index to Exhibits

Exhibit
Number         Description of Document
------         -----------------------
  1.1      Form of Underwriting Agreement. (1)
  3.1      Amended and Restated Certificate of Incorporation. (1)
  3.3      Bylaws. (1)
  4.1      Form Common Stock Certificate. (1)
  4.2 Second Amended and Restated Registration Rights Agreement, dated as of July 27, 1999, between the Company and the parties named therein. (1)
 10.1 Form of Indemnification Agreement entered into by the Company with each of its directors and executive officers. (1)
 10.2      Amended and Restated 1997 Stock Option Plan. (1)
 10.3      1999 Employee Stock Purchase Plan and related agreements. (1)
 10.4      1999 Director Option Plan and related agreements. (1)
 10.5 Licensing Agreement, dated as of December 30, 1998, between the Company and Match Health Care Services, Ltd. (1) (2)
 10.6 Master Licensing Agreement, dated February 4, 1999, between the Company and Methodist Care, Inc. (1) (2)
 10.7 Services Agreement Subcontract, dated December 17, 1998, between the Company and PRC, Inc. (1)
 10.8 Master Licensing, Processing and Services Agreement, dated February 16, 1997, between the Company and Healthscope/United, Inc. (1) (2)
 10.9 System Management Contract, dated April 1, 1999, between the Company and Advica Health Resources. (1) (2)
 10.10 Administration Services Agreement, dated March 29, 1999, between the Company and American Medical Pathways, Inc. (1) (2)
 10.11 Processing and Services Agreement, dated January 1, 1997, between the Company and Brokerage Services Incorporated. (1) (2)
 10.12 Addendum to Processing and Services Agreement, dated July 25, 1997, between the Company and Brokerage Services Incorporated. (1) (2)
 10.13 Supplemental Agreement, dated December 24, 1997, between the Company and Brokerage Services Incorporated. (1) (2)
 10.14 Employers Mutual, Inc. Assignment Letter, dated August 5, 1999, between the Company and Employers Mutual, Inc. (1) (2)
 10.15 Master License and Services Agreement, dated June 24, 1998, between the Company and Employers Mutual, Inc. (1) (2)
 10.16 Contractor Agreement, dated February 19, 1999, between the Company and Employers Mutual, Inc. (1) (2)
 10.17 Master Licensing and Services Agreement, dated February 20, 1998, between the Company and Provider Services, Incorporated. (1) (2)
 10.18 Contractor Agreement, dated April 27, 1999, between the Company and Provider Services, Incorporated. (1) (2)
 10.19 Master Licensing and Services Agreement, dated August 24, 1998, between the Company and Quest Diagnostics Incorporated. (1) (2)
 10.20     Offer letter, dated September 22, 1997, with Lorine Sweeney. (1)
 10.21     Offer letter, dated December 12, 1997, with Mark Rangell. (1)
 10.22     Offer letter, dated June 12, 1998, with Tammy McLaren. (1)
 10.23 Sublease, dated as of May 11, 1998, by and between the Company and Echo Bay Management Corp. (1)

 10.24 Sub-sublease Agreement, dated as of December 18, 1998, by and between the Company and Project Discovery, Inc. (1)
 10.25 Office lease, dated May 2, 1997, between the Company and MBL Life Assurance Corporation. (1)
 10.26 Office lease, dated September 29, 1995 between the Company and MBL Life Assurance Corporation. (1)
 10.27 Consulting Agreement, dated June 10, 1998, by and between the Company and ADIS International Ltd. (1) (2)
 10.28 Consulting Agreement, dated September 16, 1998, by and between the Company and ADIS International Ltd. (1) (2)
 10.29 Development Services Agreement, dated November 8, 1999, by and between the Registrant and Doheny Eye Medical Group, Inc. (1) (2)
 10.30 Development Services Agreement, dated November 10, 1999 by and between the Company and Delta Health Services. (1) (2)
 10.31 Hosting Services Agreement, dated November 10, 1999, by and between the Company and Delta Health Services. (1) (2)
 10.32 Office Lease Agreement, dated November 1, 1999, by and between the Company and Mountain States Mutual Casualty Company. (1)
 10.33 Software License and Services Agreement, dated October 25, 1999, by and between the Company and Oracle Corporation. (1) (2)
 10.34 Professional Services Agreement, dated September 9, 1999, by and between the Company and Asthma Management Company. (1) (2)
 10.35 Consulting Services Agreement, dated November 29, 1999, by and between the Company and Decision Consultants, Inc. (1)
 10.36 Sublease dated December 17, 1999 by and between the Company and The Pittsburgh & Midway Coal Mining Co. (1)
 10.37     2000 Nonstatutory Stock Option Plan and related agreements. (3)
 10.38     United Healthscope, Inc. purchase agreement, dated November 8,
           2000. (3)
 10.39 Registration Rights Agreement by and Between XCare.net. and AHR Seller Group, LLC, the sole stockholder of United/HealthScope, Inc.(dba Advica Health Resources), dated November 8, 2000. (3)
 10.40 Stock Purchase Agreement by and Between XCare.net. and Integrated Media, Inc. and Alan Hochman., dated November 29, 2000. (3)
 10.41 Escrow Agreement Between XCare.net. and Alan Hochman., dated November 29, 2000. (3)
 10.42 Amended and Restated Healthcare.com Corporation Non-Employee Director Stock Option Plan (filed as Exhibit 10 to Healthcare.com's Quarterly Report on Form 10-Q for quarter ended June 30, 1999 (Commission file No. 0-27056) and incorporated herein by reference). (3)
 10.43 Healthcare.com Adjustment Stock Option Plan (filed as Exhibit 10.5 to Amendment No. 1 to Healthcare.com's Registration Statement on Form S-1 (Registration No. 33-96478), and incorporated herein by reference). (3)
 10.44     Healthcare.com Restated Stock Option Plan Two (filed as
           Exhibit 10.2 to Healthcare.com's Quarterly Report on Form
           10-Q for the quarter ended March 31, 1998 (Commission file
           No.
           0-27056), and incorporated herein by reference). (3)
 10.45 Affiliate Agreement between XCare.net, Inc. and certain stockholders of Healthcare.com Corporation.(3)
 10.46     Form of Robert Murrie Employment Agreement. (3)
 10.47     Form of Severance Agreement. (3)
 16.1 Letter dated as of April 17, 2001 from PricewaterhouseCoopers LLP to the Securities and Exchange Commission. (3)

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


XCARE.NET, INC.


Date: August 14, 2001                    By: /s/  Lorine R. Sweeney
                                             ---------------------------------
                                             Lorine R. Sweeney
                                             President and Chief Executive
                                               Officer


Date: August 14, 2001                    By: /s/ Gary T. Scherping
                                             ----------------------------------
                                             Gary T. Scherping
                                             Senior VP of Finance and Chief
                                               Financial
                                             Officer (Principal Financial and
                                             Accounting Officer)