Form 10-Q
period 2001-09-30
QUOVADX INC
filed 2001-11-13
CIK 1094561

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______________ to  _______________

                        Commission file number 000-29273

                    QUOVADX, INC. (FORMERLY XCARE.NET, INC.)
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

Yes [X]     No [ ]


At October 31, 2001, 28,304,615 shares of common stock were outstanding.

                    Quovadx, Inc. (formerly XCare.net, Inc.)

                                TABLE OF CONTENTS

                                                                                                       Page No.
                                                                                                       --------
Part I - Financial Information

         Item 1 - Condensed Consolidated Financial Statements:

                  Condensed Consolidated Balance Sheets as of September 30, 2001 and December 31, 2000    3

                  Condensed Consolidated Statements of Operations for the Three and Nine Months
                   Ended September 30, 2001 and 2000                                                      4

                  Condensed Consolidated Statements of Cash Flows for the Nine Months
                   Ended September 30, 2001 and 2000                                                      5

                  Notes to Condensed Consolidated Financial Statements                                    6

         Item 2 - Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                                     10

         Item 3 - Quantitative and Qualitative Disclosures About Market Risk                              26

Part II - Other Information

         Item 1 - Legal Proceedings                                                                       26

         Item 2 - Changes in Securities and Use of Proceeds                                               26

         Item 4 - Submission of Matters to a Vote of Security Holders                                     26

         Item 5 - Other Information                                                                       26

         Item 6 - Exhibits and Reports on Form 8-K                                                        26

Signatures                                                                                                30

                    QUOVADX, INC. (FORMERLY XCARE.NET, INC.)

PART I      FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                     ASSETS
                                                                                      SEPTEMBER 30,   DECEMBER 31,
                                                                                           2001           2000
                                                                                      -------------   ------------
Current assets:
  Cash and cash equivalents                                                             $  35,489      $  37,319
  Short-term investments                                                                   37,363         41,000
  Accounts receivable, net of allowance of $1,774 and $546, respectively                   12,927          2,801
  Work performed in advance of billings                                                     7,665          1,855
  Other current assets                                                                      4,197          3,853
                                                                                        ---------      ---------
    Total current assets                                                                   97,641         86,828
Property and equipment, net                                                                 7,848          5,104
Purchased software, net                                                                     1,860            333
Goodwill and other acquired intangibles                                                    96,545          3,378
Other assets                                                                                5,706          1,265
                                                                                        ---------      ---------
    Total assets                                                                        $ 209,600      $  96,908
                                                                                        =========      =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                                      $   2,533      $   2,028
  Accrued liabilities                                                                      10,883          1,904
  Unearned revenue                                                                          9,657            137
                                                                                        ---------      ---------
     Total current liabilities                                                             23,073          4,069

  Deferred revenue                                                                          4,000             --
  Long-term debt                                                                              256             --
                                                                                        ---------      ---------
    Total liabilities                                                                      27,329          4,069
                                                                                        ---------      ---------

Stockholders' equity:
  Preferred stock, $0.01 par value; 5,000,000 authorized as of September 30, 2001 and December 31, 2000; no shares issued and outstanding as of September 30, 2001
   and December 31, 2000                                                                       --             --
  Common stock, $0.01 par value; 100,000,000 shares authorized as of September 30,
   2001 and December 31, 2000; 28,304,615 and 16,408,274 shares issued and
   outstanding as of September 30, 2001 and December 31, 2000, respectively                   283            164
  Additional paid-in capital                                                              218,285        124,990
  Unearned compensation, net                                                                 (311)          (657)
  Accumulated deficit                                                                     (35,986)       (31,658)
                                                                                        ---------      ---------
   Total stockholders' equity                                                             182,271         92,839
                                                                                        ---------      ---------
      Total liabilities and stockholders' equity                                        $ 209,600      $  96,908
                                                                                        =========      =========


              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                    QUOVADX, INC. (FORMERLY XCARE.NET, INC.)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                   THREE MONTHS ENDED         NINE MONTHS ENDED
                                                      SEPTEMBER 30,             SEPTEMBER 30,
                                                 ----------------------     --------------------
                                                   2001          2000          2001           2000
                                                 --------      --------      --------      --------
Revenue                                          $ 15,288      $  1,961      $ 31,914      $  6,839
Revenue from affiliates                                --            --            --           663
                                                 --------      --------      --------      --------
   Total revenue                                   15,288         1,961        31,914         7,502
                                                 --------      --------      --------      --------

Costs and expenses:
   Cost of revenue                                  9,088         3,190        21,656         9,003
   Sales and marketing                              2,720         1,203         5,673         4,204
   General and administrative                       2,273         2,038         6,690         6,886
   Research and development                         1,253           427         3,339         1,877
   Stock compensation expense                          85           286           381         1,210
   Amortization of goodwill and acquired
      intangibles                                     485            --         1,149            --
                                                 --------      --------      --------      --------
        Total costs and expenses                   15,904         7,144        38,888        23,180
                                                 --------      --------      --------      --------
Loss from operations                                 (616)       (5,183)       (6,974)      (15,678)
   Interest income, net                               674         1,446         2,646         3,649
                                                 --------      --------      --------      --------
Net income (loss)                                $     58      $ (3,737)     $ (4,328)     $(12,029)
                                                 ========      ========      ========      ========

Net income (loss) per common share - basic       $   0.00      $  (0.23)     $  (0.23)     $  (0.88)
                                                 ========      ========      ========      ========
Weighted average common shares outstanding -
   basic                                           22,809        16,241        18,592        13,746
                                                 ========      ========      ========      ========

Net income (loss) per common share - diluted     $   0.00      $  (0.23)     $  (0.23)     $  (0.88)
                                                 ========      ========      ========      ========
Weighted average common shares outstanding -
  diluted                                          25,858        16,241        18,592        13,746
                                                 ========      ========      ========      ========


              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                    QUOVADX, INC. (FORMERLY XCARE.NET, INC.)

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                               NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                                             ----------------------
                                                                               2001           2000
                                                                             --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                   $ (4,328)     $(12,029)
  Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                              2,121         1,116
     Amortization of goodwill and acquired intangibles                          1,149            --
     Charge related to issuance of warrants                                       876            --
     Provision for losses on receivables                                           97           560
     Loss on impairment of investments                                            503            --
     Stock compensation expense                                                   381         1,210
     Other                                                                        448           234
     Changes in assets and liabilities:
         Accounts receivable                                                   (2,176)         (949)
         Receivables from affiliates                                               --          (219)
         Work performed in advance of billings                                 (1,270)         (469)
         Other current assets                                                  (1,276)       (1,777)
         Other assets                                                          (1,577)           --
         Accounts payable                                                      (1,018)         (135)
         Accrued liabilities                                                       35           269
         Deferred and unearned revenue                                          3,699           382
                                                                             --------      --------
              Net cash used in operating activities                            (2,336)      (11,807)
                                                                             --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                                           (1,185)       (2,886)
  Investment in a related party                                                    --          (552)
  Purchase of Healthcare.com Corporation, net of cash acquired of $1,138       (3,015)           --
  Purchase of Confer Software, Inc., net of cash acquired of $2,899             1,077            --
  Purchases of short-term investments                                          (8,000)           --
  Sales of short-term investments                                              11,637            --
  Other                                                                          (860)         (487)
                                                                             --------      --------
              Net cash used in investing activities                              (346)       (3,925)
                                                                             --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                                        3,812            44
  Proceeds from initial public offering, net                                       --        95,197
  Principal payments under capital leases and long-term debt                   (2,960)          (40)
                                                                             --------      --------
              Net cash provided by financing activities                           852        95,201
                                                                             --------      --------

  Net increase (decrease) in cash and cash equivalents                         (1,830)       79,469
  Cash and cash equivalents at beginning of period                             37,319         7,455
                                                                             --------      --------
  Cash and cash equivalents at end of period                                 $ 35,489      $ 86,924
                                                                             ========      ========

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING TRANSACTIONS
  Issuance of common stock in acquisition of Healthcare.com Corporation      $ 85,729      $     --
  Issuance of common stock in acquisition of Confer Software, Inc.           $  4,039      $     --
  Conversion of mandatorily redeemable preferred stock and                   $     --      $ 23,849
    mandatorily redeemable preferred stock warrants to common stock

                                 QUOVADX, INC.
              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                                  QUOVADX, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     Interim Condensed Consolidated Financial Statements. The accompanying condensed consolidated financial statements of Quovadx, Inc. (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures are adequate to make the information presented not misleading. The unaudited financial statements have been prepared on the same basis as our annual financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for a fair presentation in accordance with accounting principles generally accepted in the United States. The results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results expected for the full year. These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2000.

     Reclassifications. Certain prior year information has been reclassified to conform with the current year presentation.

2. NAME CHANGE

     On September 24, 2001, the Company changed its corporate name to Quovadx, Inc. On October 1, 2001, the ticker symbol under which the Company's common stock is listed for trading on the NASDAQ National Market was changed to "QVDX".

3. ACQUISITION OF CONFER SOFTWARE, INC. AND HEALTHCARE.COM CORPORATION

     On August 13, 2001, Quovadx consummated the acquisition of Healthcare.com Corporation ("Healthcare.com"). Under the terms of the merger, a wholly-owned subsidiary of Quovadx merged with Healthcare.com and Healthcare.com became a wholly-owned subsidiary of Quovadx. Healthcare.com stockholders received a fixed exchange of 0.375 shares of Quovadx's common stock for each share of Healthcare.com common stock they owned. The purchase price totaling $89.9 million included 10,702,043 shares of Quovadx common stock issued in exchange for all outstanding shares of Healthcare.com capital stock and $4.4 million in merger-related fees. The transaction was accounted for as a purchase.

     The Company has retained an independent appraiser to assist with the assigning of the fair values to the identifiable intangibles acquired from Healthcare.com. Our preliminary estimate of goodwill and identifiable intangible assets acquired is $87.8 million. The goodwill recognized in the Healthcare.com acquisition is not subject to amortization but will be tested annually for impairment or more frequently if events or changes in circumstances indicate the asset might be impaired. The identifiable intangible assets will be amortized over their estimated lives. Operating results for Healthcare.com from the date of acquisition are included in our consolidated financial results as of and for the three months and nine months ended September 30, 2001.

     On June 7, 2001, the Company consummated the acquisition of Confer Software, Inc. ("Confer") by merger of a wholly-owned subsidiary of Quovadx with Confer. As a result of the merger, Confer is now a wholly-owned subsidiary of the Company. The purchase price totaling $6.2 million included 592,453 shares of Quovadx common stock in exchange for the outstanding shares of Confer capital stock, the assumption of a $461,250 employee bonus plan that was paid in cash and $1.7 million in merger-related fees. The transaction was accounted for as a purchase.

     The Company has retained an independent appraiser to assist with the assignment of the fair values to the identifiable intangibles acquired from Confer. Preliminary goodwill and identifiable intangible assets acquired of $4.9 million are being amortized over their estimated lives of 7 years. Operating results for Confer from the date of acquisition are included in our consolidated financial results.

     The unaudited pro forma results of operations as though the acquisitions had been completed as of January 1, 2000 are as follows (in thousands except for per share amounts):


                            Nine Months Ended       Twelve Months Ended
                            September 30, 2001       December 31, 2000
                            ------------------      -------------------
Revenues                         $ 62,443                   $60,618
Net loss                         $(10,665)                 $(42,775)
Net loss per share               $  (0.38)                 $  (1.66)


     The pro forma results above do not include any anticipated cost savings or other effects of the integration of Confer and Healthcare.com into the Company and are not necessarily indicative of the results which would have occurred if the acquisition had been in effect on the date indicated, or which may result in the future.

4. NET LOSS PER COMMON SHARE

     Net loss per common share is calculated in accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". Under the provisions of SFAS No. 128, basic net loss per common share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing the net loss for the period by the total of the weighted average number of common shares outstanding and potentially dilutive common shares, excluding potential common shares outstanding during the period if their effect is antidilutive. Potential common shares consist of incremental common shares issuable upon the exercise of stock options and warrants.

     The following table sets forth the computation of the numerators and denominators in the basic and diluted net loss per common share calculations for the periods indicated:


                                              THREE MONTHS ENDED         NINE MONTHS ENDED
                                                 SEPTEMBER 30,             SEPTEMBER 30,
                                            ---------------------      ----------------------
                                              2001         2000          2001          2000
                                            --------     --------      --------      --------
Numerator:
  Net income (loss)                         $     58     $ (3,737)     $ (4,328)     $(12,029)
  Accretion of mandatorily redeemable
  convertible preferred stock                     --           --            --            (7)
                                            --------     --------      --------      --------
  Net income (loss) available to common
  stockholders                              $     58     $ (3,737)     $ (4,328)     $(12,036)
                                            ========     ========      ========      ========
Denominator:
  Weighted average common shares
  outstanding - basic                         22,809       16,241        18,592        13,746
  Common stock equivalents                     3,049           --            --            --
                                            --------     --------      --------      --------
  Weighted average common shares
  outstanding - diluted                       25,858       16,241        18,592        13,746
                                            ========     ========      ========      ========

5. SEGMENT INFORMATION

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

     We operate in three segments: professional services, software license and recurring revenue. The professional services segment includes revenue generated from software implementation, engineering and integration. The softwarelicense segment includes revenues from perpetual software license sales. The recurring revenue segment includes revenue generated from hosting services, maintenance services, transaction services, recurring license fees and other services.

     Following is a breakout of our segments. The margin for the segments excludes corporate expenses. The "other" category includes our corporate expenses and eliminations.


                        PROFESSIONAL    RECURRING       LICENSE
(IN THOUSANDS)            SERVICES       REVENUE        REVENUE        OTHER       CONSOLIDATED TOTAL
                        ------------    ---------      ---------     ---------     ------------------
THREE MONTHS ENDED
SEPTEMBER 30,
2001
----
Total revenue            $   8,131      $   6,064      $   1,093     $      --         $  15,288
Margin                       3,831          1,547            822        (6,142)(1)            58(1)
Assets                          --             --             --       209,600(2)        209,600
Capital expenditures            --             --             --           100(2)            100

2000
----
Total revenue                1,448            513             --            --             1,961
Margin                        (948)          (281)            --        (2,508)(1)        (3,737)(1)
Assets                          --             --             --        97,122(2)         97,122
Capital expenditures            --             --             --           661(2)            661


(1) Represents net income (loss) before income taxes. Adjustments that are made to the total of the segments' income in order to arrive at net income (loss) before income taxes include the following:

       Costs and adjustments to reconcile segment data to the
       consolidated total:                                            THREE MONTHS ENDED SEPTEMBER 30,
                                                                      --------------------------------
                                                                             2001          2000
                                                                           -------      -------
          Sales and marketing                                              $ 2,720      $ 1,203
          General and administrative                                         2,273        2,038
          Research and development                                           1,253          427
          Stock compensation expense                                            85          286
          Amortization of goodwill and other acquired intangibles              485           --
          Interest income                                                     (674)      (1,446)
                                                                           -------      -------
                                                                           $ 6,142      $ 2,508
                                                                           =======      =======

(2) A breakout of assets and capital expenditures for all segments is not provided to our chief operating decision maker. The other column represents the amount to reconcile to the consolidated total.


                        PROFESSIONAL    RECURRING       LICENSE
(IN THOUSANDS)            SERVICES       REVENUE        REVENUE        OTHER       CONSOLIDATED TOTAL
                        ------------    ---------      ---------     ---------     ------------------
NINE MONTHS ENDED
SEPTEMBER 30,
2001
----
Total revenue            $  19,575      $  11,010      $   1,329     $      --         $  31,914
Margin                       7,959          1,241          1,058       (14,586)(1)        (4,328)(1)
Assets                          --             --             --       209,600(2)        209,600
Capital expenditures            --             --             --         1,185(2)          1,185

2000
----
Total revenue                6,156          1,346             --            --             7,502
Margin                      (1,018)          (483)            --       (10,528)(1)       (12,029)(1)
Assets                          --             --             --        97,122(2)         97,122
Capital expenditures            --             --             --         2,886(2)          2,886

(1) Represents net loss before income taxes. Adjustments that are made to the total of the segments' income in order to arrive at net loss before income taxes include the following:


                                                                   NINE MONTHS ENDED SEPTEMBER 30,
Costs and adjustments to reconcile segment data to the             -------------------------------
  consolidated total:                                                   2001          2000
                                                                      --------      --------
Sales and marketing                                                   $  5,673      $  4,204
General and administrative                                               6,690         6,886
Research and development                                                 3,339         1,877
Stock compensation expense                                                 381         1,210
Amortization of goodwill and other acquired intangibles                  1,149            --
Interest income                                                         (2,646)       (3,649)
                                                                      --------      --------
                                                                      $ 14,586      $ 10,528
                                                                      ========      ========

(2) A breakout of assets and capital expenditures for all segments is not provided to our chief operating decision maker. The other column represents the amount to reconcile to the consolidated total.

6. RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires companies to reflect intangible assets apart from goodwill and supercedes previous guidance related to business combinations. SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations completed after June 30, 2001. SFAS No. 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS No. 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001.

     SFAS No. 142 eliminates amortization of goodwill and amortization of indefinite-lived intangible assets. However, SFAS No. 142 also requires the Company to perform impairment tests at least annually on all goodwill and other intangible assets. These statements are required to be adopted by the Company on January 1, 2002 for any acquisitions entered into after July 1, 2001. For the nine months ended September 30, 2001, the Company recognized approximately $1.1 million of amortization expense related to goodwill and indefinite lived intangibles. The Company is evaluating the impact of other provisions of the statement on its financial position, results of operations and cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     This Management's Discussion and Analysis of Financial Condition and Results of Operations of Quovadx, Inc. ("Quovadx,", the "Company", "we", "us" or "our") contains forward-looking statements within the meaning of the Private-Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, discussion relative to markets for our products and trends in revenue, gross margins and anticipated expense levels, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect", "intend" and other similar expressions. All statements regarding our expected financial position and operating results, business strategy, financing plans, forecast trends relating to our industry are forward-looking statements. These forward-looking statements are subject to business and economic risks and uncertainties, and our actual results of operations may differ materially from those contained in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed in "Factors That May Affect Future Results of Operations" in this Quarterly Report on Form 10-Q and in "Risk Factors" in our Annual report on Form 10-K for the year ended December 31, 2000. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. However, readers should carefully review the risk factors set forth in other reports or documents we file from time to time with the Securities and Exchange Commission ("SEC").

OVERVIEW

     Quovadx, Inc. (formerly XCare.net, Inc.) provides total business infrastructure and integration solutions in healthcare utilizing enterprise software and deep domain expertise. We offer professional services, the QDX Platform for total business integration, a full suite of integration and process management products based on leading technologies and Process Management Services for hosting and solution support. We have developed a scalable, end-to-end business infrastructure and integration software platform, the QDX Platform(TM), using extensible mark-up language ("XML"). The QDX platform includes the QDX Visual Studio, QDX Engine, and QDX Integration Tools. The QDX Visual Studio enables rapid development of portals and automated BPM applications. The QDX Engine intelligently routes transactions, reporting and content information between systems. QDX Integration Tools connect legacy systems and partners no matter where they reside. Quovadx also sells the components of the platform separately and a combined package. Utilizing the QDX Platform(TM), we design, develop and host custom healthcare Web sites, known as portals, for payors, providers and other healthcare industry participants. Through these portals, we link healthcare providers, payors, and other industry participants into a community to create an Internet exchange. We use the QDX Platform (TM) to deliver a broad range of applications, services, and electronic product offerings that streamline and automate high-volume, data-intensive transactions and processes. We process transactions such as eligibility checking, claims status, referral processing and physician credentialing and enrollment. We also provide professional services ranging from integration to developing portals as well as Web site hosting, transaction processing, transaction support and maintenance services for our customers. The QDX Platform
(TM) is based on XML, in conjunction with the Topic Navigation Mapping standard. The enhanced integration and filtering capabilities are designed to meet the demands of healthcare industry participants. We expect XML to be a predominant protocol for exchanging data for electronic commerce in the future. Topic Navigation Mapping provides a standard format for indexing and structuring the XML formatted content. We take advantage of the benefits of both XML and Topic Navigation Mapping technologies to process data trapped in usually incompatible legacy computer systems, allow for automation of processes and integrate a wide variety of data including audio, video and text.

     We operate in three segments: professional services, software license, and recurring revenue. The professional services segment includes revenue generated from software implementation, engineering, and integration. The software license segment includes revenues from perpetual software license sales. The recurring revenue segment includes revenue generated from hosting services, maintenance services, transaction services, recurring license fees, and other services.

     On February 9, 2000, the SEC declared effective the Company's Registration Statement on Form S-1. Pursuant to this Registration Statement, we completed an Initial Public Offering ("IPO") of 5,750,000 shares of our common stock (including 750,000 shares sold pursuant to the exercise of the underwriter's over-allotment option) at an offering price of $18.00 per share (the "Offering"). Proceeds to the Company from the Offering, after calculation of the underwriter's discount of $7.2 million, totaled $94.2 million, net of offering costs of $2.1 million. Concurrent with the closing of the IPO, all outstanding shares of the Company's convertible preferred stock were automatically converted into 9,108,122 shares of common stock. In addition, upon closing of the IPO, all outstanding common stock warrants, and the Series A convertible preferred stock warrants were exercised. The Series A convertible preferred stock issued upon the exercise of the latter warrants was automatically converted into common stock and together with the exercise of the common stock warrants, resulted in the issuance of 702,924 additional shares of common stock.

     In October 2000, the Company entered into a Software License and Services Agreement (the "Agreement") with MedUnite, Inc. ("MedUnite") to provide software development services related to a pilot program. These services are provided on a time and materials basis and the Agreement was cancelable at MedUnite's discretion subsequent to the delivery of the first pilot and prior to the contract contingency date ("Contingency Date"). The Contingency Date occurred in the second quarter of 2001 without cancellation from MedUnite. In addition, the Company is hosting MedUnite's pilot program. The Company received the next scheduled payment under the Agreement and is providing ongoing transaction processing, maintenance, software development and technical services. The Company is amortizing the software license fee over the initial maintenance term of four years.

     In connection with the Agreement, the Company issued warrants to MedUnite to purchase 1.35 million shares of Quovadx's common stock at an exercise price of $4.06. The warrants were immediately vested, exercisable and non-forfeitable for a period of eighteen months from the date of grant. The fair value of the warrants was calculated to be $3.1 million and was determined using the Black-Scholes option pricing model utilizing a volatility factor of 120%, risk-free interest rate of 6.0% and an expected life of 18 months. The amounts billed to MedUnite up to the date the first pilot was delivered (March 2001) were reduced by the fair value attributed to the warrants. For the year ended December 31, 2000, the Company allocated $2.2 million of the warrant charge to billings and amounts billable. The remaining value of the warrants of $0.9 million at December 31, 2000 was included in other current assets. For the three months ended March 31, 2001, the Company amortized the remaining warrant value of $0.9 million to billings and amounts billable.

     On November 8, 2000, we purchased all of the outstanding common shares of United Healthscope, Inc. d/b/a Advica Health Resources ("Advica"). The purchase price totaling $2.2 million included 70,000 shares of Quovadx common stock, $830,000 in cash, and professional fees directly related to the acquisition, net of accounts receivable and the Company's investment in Advica. The purchase price was allocated to the acquired assets and liabilities at their fair values as of November 8, 2000. The acquired intangibles consisted of $549,000 in customer base, $488,000 in acquired workforce, and $86,000 to trade name. The Company recorded the remaining excess purchase price of $525,000 as goodwill.

     On November 29, 2000, we purchased all of the outstanding capital stock of Integrated Media Inc. ("Integrated Media"). The purchase price, totaling $2.1 million, consisted of cash and professional fees directly related to the acquisition. The total purchase price was allocated to the assets and liabilities at their fair values as of November 29, 2000. The acquired identifiable intangible assets totaling $322,000 consisted primarily of acquired workforce and customer base. The Company recorded the remaining excess purchase price of $1.62 million as goodwill. In addition to the $2.1 million purchase price, the Company paid $1.0 million to the former president of Integrated Media for the assistance with the transition over the next year. The Company recorded the $1.0 million, which was deposited in an escrow account, as prepaid salary and amortized the prepaid asset to sales and marketing expense over the term of the agreement, which, ends on November 28, 2001. As of September 30, 2001, the remaining balance in prepaid salary was $170,000 and is included in other current assets.

     The Company retained an independent appraiser for the assignment of fair values to the intangibles acquired from Advica and Integrated Media. The valuations relied on methodologies that most closely related to the fair market value assignment with the economic benefits provided by each asset and risks associated with the assets. The Company is amortizing total goodwill and identifiable intangible assets acquired of $3.5 million over their estimated lives of 3 years.

     Advica and Integrated Media became wholly-owned subsidiaries of Quovadx effective on the date of the acquisitions and both transactions were accounted for under the purchase method of accounting in the fourth quarter of 2000. Operating results for both Advica and Integrated Media from the dates of acquisition are included in our consolidated financial results.

     On June 7, 2001, the Company consummated the acquisition of Confer Software, Inc., ("Confer") by merger of a wholly-owned subsidiary of Quovadx with Confer. The purchase price totaling $6.2 million included 592,453 shares of Quovadx common stock in exchange for the outstanding shares of Confer capital stock, the assumption of a $461,250 employee bonus plan that was paid in cash and $1.7 million in merger-related fees. The transaction was accounted for as a purchase.

     Confer provides e-business process management software and offers applications such as, Disease Manager and Utilization Manager. These products combine clinical and administrative activities into standardized processes as well as link users through the Web.

     On August 13, 2001, Quovadx consummated the acquisition of Healthcare.com Corporation ("Healthcare.com"). Under the terms of the merger, a wholly-owned subsidiary of Quovadx merged with Healthcare.com and Healthcare.com became a wholly-owned subsidiary of Quovadx. Healthcare.com stockholders received a fixed exchange of 0.375 shares of Quovadx's common stock for each share of Healthcare.com common stock they owned. The purchase price totaling $89.9 million included 10,702,043 shares of Quovadx common stock issued in exchange for all outstanding shares of Healthcare.com capital stock and $4.4 million in merger-related fees. The transaction was accounted for as a purchase.

     Healthcare.com develops and markets enterprise application integration solutions that provide the distributed infrastructure for data access, integration, indexing, and extension in the healthcare and financial services industries. Healthcare.com also offers integration and information technology ("IT") outsourcing services.

     The Company has retained an independent appraiser to assist with the assigning of the fair values to the identifiable intangibles acquired from Healthcare.com and Confer. Our preliminary estimate of goodwill and identifiable intangible assets acquired are $87.8 million for the Healthcare.com acquisition and $4.9 million for the Confer acquisition. The goodwill recognized in the Healthcare.com acquisition is not subject to amortization but will be tested annually for impairment or more frequently if events or changes in circumstances indicate the asset might be impaired. The identifiable intangible assets will be amortized over their estimated lives. The goodwill and intangible assets recognized in the Confer acquisition are being amortized over their estimated lives of 7 years. Operating results from the date of acquisitions are included in our consolidated financial results as of and for the three and nine month periods ended September 30, 2001.

     We recognize revenue in accordance with the provisions of Statement of Position 97-2, "Software Revenue Recognition" as amended. We derive revenue from license fees and related services under the terms of fixed price contracts. Maintenance revenue is derived from agreements for supporting and providing periodic updates to licensed software. Professional services revenue consists of revenue from consulting services provided pursuant to time and materials contracts. Transaction processing revenue is derived from transaction processing services and is recognized on a per-transaction basis as services are performed. Operational support revenue is derived from agreements for supporting and maintaining customers' processing environments and is recognized ratably over the service period.

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

     Revenue from professional services provided pursuant to time-and-materials contracts is recognized as the services are performed.

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

RESULTS OF OPERATIONS

     The following table sets forth, for the three and nine month periods ended September 30, 2001 and 2000, certain items from our statements of operations as a percentage of total revenue:

                                                       THREE MONTHS ENDED       NINE MONTHS ENDED
                                                         SEPTEMBER 30,            SEPTEMBER 30,
                                                       ------------------      ------------------
                                                        2001        2000        2001        2000
                                                       -----       -----       -----       -----
Revenue                                                100.0%      100.0%      100.0%      100.0%
                                                       -----       -----       -----       -----
Costs and expenses:
 Cost of revenue                                        59.5       162.7        67.9       120.0
 Sales and marketing                                    17.8        61.3        17.8        56.0
 General and administrative                             14.8       103.9        21.0        91.8
 Research and development                                8.2        21.8        10.5        25.0
 Stock compensation expense                              0.6        14.6         1.2        16.1
 Amortization of goodwill and acquired intangibles       3.2          --         3.6          --
                                                       -----       -----       -----       -----
   Total costs and expenses                            104.0       364.3       121.9       309.0
                                                       -----       -----       -----       -----
Loss from operations                                    (4.0)     (264.3)      (21.9)     (209.0)
 Interest income, net                                    4.4        73.7         8.3        48.6
                                                       -----       -----       -----       -----
Net earnings (loss)                                      0.4%     (190.6)%     (13.6)%    (160.3)%
                                                       =====       =====       =====       =====

COMPARISON OF THE COMPANY'S RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000.

     Total revenue. Total revenue increased $13.3 million, or 680%, to $15.3 million for the three months ended September 30, 2001 from $2.0 million for the three months ended September 30, 2000. Excluding the addition of Healthcare.com revenues, professional services revenues increased $5.2 million or 352% for the three months ended September 30, 2001 over the prior comparable period primarily due to an increase in the number of contracts in 2001 from 2000. Additionally, contracts obtained in 2001 generated higher revenue than contracts signed in 2000. Higher recurring revenue from Web site hosting, transaction processing and maintenance services for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000 also added to the increase in total revenue. Excluding the addition of Healthcare.com revenues, recurring revenues increased $2.7 million or 528% over the prior comparable period primarily due to the amortization of deferred license fees and an increase in transaction processing revenue. Total revenue also increased $6.8 million due to the addition of Advica and Integrated Media revenue beginning in the fourth quarter of 2000, Confer in the second quarter of 2001 and Healthcare.com in the third quarter of 2001. The increase in perpetual license revenue of $0.8 million was related to the Healthcare.com acquisition.

     Cost of revenue. Cost of revenue increased $5.9 million, or 185%, to $9.1 million for the three months ended September 30, 2001 from $3.2 million for the three months ended September 30, 2000. The increase in cost of revenue is primarily related to the acquisition of Healthcare.com, Confer, Integrated Media and Advica. These acquisitions increased cost of revenue by $4.7 million. Cost of revenue also increased due to higher salary related expenses because of added personnel and higher contractor expense to support the growth in the Company's Internet-based integration projects. Higher costs to support our transaction processing operations due to an increase in transaction volume also added to the increase.

     Gross margin increased due to the higher revenue, economies of scale, the integration of Healthcare.com and a shift in product mix which in the third quarter of 2001, includes higher margin software license fees.

     Sales and marketing. Sales and marketing expense increased $1.5 million, or 126%, to $2.7 million for the three months ended September 30, 2001 from $1.2 million for the three months ended September 30, 2000. The increase in sales and marketing expense was mainly related to the addition of Healthcare.com expenses in the third quarter of 2001. Increased expenditures related to the rebranding and repositioning of the post acquisition organization added $0.4 million to the increase in sales and marketing expense. Partially offsetting the increase in sales and marketing expense was the reduction of travel-related expenditures due to the decentralization of our sales force. As a percentage of revenue, sales and marketing expense decreased from the comparable quarter primarily due to significant revenue growth.

     General and administrative. General and administrative expenses increased $0.2 million, or 12%, to $2.3 million for the three months ended September 30, 2001 from $2.0 million for the three months ended September 30, 2000. The increase in general and administrative expenses was primarily due to:

     o the addition of Healthcare.com expenses in the third quarter of 2001 and,

     o    an increase in insurance expense related to the Company's growth.

Partially offsetting the increase was a decrease in recruiting expenses. As a percentage of revenue, general and administrative expense decreased from the comparable quarter primarily due to significant revenue growth.

     Research and development. Research and development expenses increased $0.8 million, or 193%, to $1.2 million for the three months ended September 30, 2001 from $0.4 million for the three months ended September 30, 2000. The increase in research and development expenses reflects the addition of Healthcare.com in the third quarter of 2001 and Confer in the second quarter of 2001. As a percentage of revenue, research and development expense decreased from the comparable quarter primarily due to significant revenue growth.


     Stock compensation expense. Amortization of stock compensation expense totaled $85,000 for the three months ended September 30, 2001 compared to $286,000 for the three months ended September 30, 2000. We expect to recognize amortization expense related to unearned compensation for the stock options of $79,000 in the fourth quarter of 2001, $193,000 in 2002, and $39,000 in 2003.

     Amortization of goodwill and acquired intangibles. The amortization of goodwill and acquired intangibles results from our acquisitions of Healthcare.com, Confer, Advica and Integrated Media. Goodwill and identifiable intangibles of $97.8 million was recognized for the excess of the purchase price over the fair market value of the net assets acquired. Under the guidance of FAS 142, the Company will amortize the goodwill balance for the Confer, Integrated Media and Advica acquisitions through December 31, 2001 and for periods subsequent to December 31, 2001, test the goodwill balance for each acquisition annually for impairment or more frequently if events or changes in circumstances indicate that the asset might be impaired. Goodwill recognized in the Healthcare.com acquisition is not subject to amortization but will be tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. We obtained independent appraisals of the identified intangible assets and their remaining useful lives for the Integrated Media and Advica acquisitions. We will obtain independent appraisals for the Healthcare.com and Confer Software Inc. acquisitions. Goodwill and acquired intangibles amortization for the three months ended September 30, 2001 was $485,000.

     Interest income. Interest income includes interest income on cash, cash equivalents and short-term investments balances. Interest income decreased $0.8 million, to $0.7 million for the three months ended September 30, 2001 from $1.5 million for the three months ended September 30, 2000. The decrease in interest income is primarily due to a decrease in interest rates from the prior comparable period and a decrease in our cash, cash equivalents and short-term investment balances to fund our operations.

     Income tax (benefit) expense. No provision for federal and state income taxes has been recorded for the three months ended September 30, 2001, as we anticipate incurring net operating losses for the 12 months ended December 31, 2001. We believe that, based on the history of losses and other factors, the weight of available evidence indicates that it is more likely than not that we will not be able to realize our deferred tax assets, and thus a full valuation allowance has been recorded against such assets as of September 30, 2001.

     Segment results. Segment results represent margins which, for segment reporting purposes, exclude certain costs and expenses, including corporate expenses, taxes other than income and other non-recurring charges. See Note 5 to the consolidated condensed financial statements.

                             THREE MONTHS ENDED SEPTEMBER 30,     INCREASE/
                                 2001              2000           (DECREASE)
                               -------           -------          ----------
Professional services          $ 3,831           $  (948)          $ 4,779
Recurring revenue                1,547              (281)            1,828
Software license                   822                --               822
Other                           (6,142)           (2,508)           (3,634)
                               -------           -------           -------
                               $    58           $(3,737)          $ 3,795
                               =======           =======           =======

The increase in margin for the professional services segment is primarily related to the revenue growth in 2001 over the prior comparable quarter. Recurring revenue segment margin increased due to the amortization of deferred license fees, an increase in transaction processing revenue and the addition of maintenance and IT outsourcing revenues from the Healthcare.com acquisition. Margins for the software license segment increased due to the addition of perpetual license sales from Healthcare.com.

COMPARISON OF THE COMPANY'S RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

     Total revenue. Total revenue increased $24.4 million, or 325%, to $32.0 million for the nine months ended September 30, 2001 from $7.5 million for the nine months ended September 30, 2000. Amounts billed or billable to MedUnite in the first quarter of 2001 were reduced $876,000, which relates to the amortization of the fair value of the warrants issued to MedUnite in connection with the agreement discussed in the Overview section. Excluding the addition of Healthcare.com revenues, professional services revenue increased $13.2 million or 215% for the nine months ended September 30, 2001 over the prior comparable period primarily due to an increase in the number of contracts in 2001 from 2000. Additionally, contracts obtained in 2001 generated higher revenue than contracts signed in 2000. Higher recurring revenue from Web site hosting, transaction processing and maintenance services for the nine months ended September 30, 2001 as compared to the three months ended September 30, 2000 also added to the increase in total revenue. Excluding the addition of Healthcare.com revenues, recurring revenues increased $3.4 million or 237% over the prior comparable period primarily due to an increase in transaction processing revenue and the amortization of deferred license fees. Total revenue also increased $9.1 million due to the addition of Advica and Integrated Media revenue in the fourth quarter of 2000, Confer in the second quarter of 2001 and Healthcare.com in the third quarter of 2001. The increase in perpetual license revenue of $0.8 million was related to the Healthcare.com acquisition.

     Cost of revenue. Cost of revenue increased $12.7 million, or 141%, to $21.7 million for the nine months ended September 30, 2001 from $9.0 million for the nine months ended September 30, 2000. The increase in the cost of revenue is primarily related to the acquisition of Healthcare.com, Confer, Integrated Media and Advica. Cost of revenue also increased due to higher salary related expenses due to adding personnel and higher contractor expense to support the growth in the Company's Internet-based integration projects. Increased costs to support our transaction processing operations due to an increased transaction volume also added to the increase. The opening of offices in Los Angeles and New York in the second quarter of 2000 also added to the increase. The increase in cost of revenue was partially offset by a decrease in travel due to the opening of new offices.

     Gross margin increased due to the higher revenue, economies of scale, the integration of Healthcare.com and a shift in product mix which in the third quarter of 2001, includes higher margin software license fees.

     Sales and marketing. Sales and marketing expense increased $1.4 million, or 35%, to $5.7 million for the three months ended September 30, 2001 from $4.2 million for the three months ended September 30, 2000. The increase in sales and marketing expense was mainly related to the addition of Healthcare.com expenses in the third quarter of 2001. Increased expenditures related to the rebranding and repositioning of the post acquisition organization and the amortization of prepaid salary related to the former president of Integrated Media also added to the increase in sales and marketing expense. Offsetting the increase in sales and marketing expense was the reduction in travel-related expenditures due to the decentralization of our sales force. As a percentage of revenue, sales and marketing expense decreased from the comparable quarter primarily due to significant revenue growth.

     General and administrative. General and administrative expenses decreased $196,000 or 3%, to $6.7 million for the three months ended September 30, 2001 from $6.9 million for the three months ended September 30, 2000. The decrease in general and administrative expenses was primarily due to:

     o    lower bad debt expense in 2001,

     o    a reduction in outside professional services, and

     o    a decrease in recruiting costs in 2001.

Partially offsetting the decrease in general and administrative expenses were the addition of Heatlhcare.com expenses in the third quarter of 2001 and the write down of long-term equity investments in the first quarter of 2001. As a percentage of revenue, general and administrative expense decreased from the comparable quarter primarily due to significant revenue growth.

     Research and development. Research and development expenses increased $1.5 million, or 78%, to $3.3 million for the nine months ended September 30, 2001 from $1.9 million for the nine months ended September 30, 2000. The increase in research and development expenses reflects the addition of Heatlhcare.com in the third quarter of 2001 and Confer in the second quarter of 2001. The increase in research and development expenses also reflects an increase in personnel costs related to the continued development of our transaction platform, QDX Platform(TM), including the Authorized Use Engine and Digital Library. Additionally, higher rent expense related to our Santa Clara research and development facility which was opened in the second quarter of 2000 also added to the increase. As a percentage of revenue, research and development expense decreased from the comparable quarter primarily due to significant revenue growth.

     Stock compensation expense. Amortization of stock compensation expense was $381,000 for the nine months ended September 30, 2001 compared to $1.2 million for the nine months ended September 30, 2000. We expect to recognize amortization expense related to unearned compensation for the stock options of $79,000 in the fourth quarter of 2001, $193,000 in 2002, and $39,000 in 2003.

     Amortization of goodwill and acquired intangibles. The amortization of goodwill and acquired intangibles results from our acquisitions of Healthcare.com, Confer, Advica and Integrated Media. Goodwill and identifiable intangibles of $97.8 million was recognized for the excess of the purchase price over the fair market value of the net assets acquired. Under the guidance of FAS 142, the Company will amortize the goodwill balance for the Confer, Integrated Media and Advica acquisitions through December 31, 2001 and for periods subsequent to December 31, 2001, test the goodwill balance for each acquisition annually for impairment or more frequently if events or changes in circumstances indicate that the asset might be impaired. Goodwill recognized in the Healthcare.com acquisition is not subject to amortization but will be tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. We obtained independent appraisals of the identified intangible assets and their remaining useful lives for the Integrated Media and Advica acquisitions. We will obtain independent appraisals for the Healthcare.com and Confer Software Inc. acquisitions. Goodwill and acquired intangibles amortization for the nine months ended September 30, 2001 was $1.1 million.

     Interest income. Interest income includes interest income on cash, cash equivalents and short-term investment balances. Interest income decreased $1.0 million to $2.6 million for the nine months ended September 30, 2001 from interest income of $3.6 million for the nine months ended September 30, 2000. The decrease in interest income is primarily due to a decrease in interest rates from the prior comparable period and a decrease in our cash, cash equivalents and short-term investments balances to fund our operations.

     Income tax (benefit) expense. No provision for federal and state income taxes has been recorded for the nine months ended September 30, 2001, as we anticipate incurring net operating losses for the 12 months ended December 31, 2001. We believe that, based on the history of losses and other factors, the weight of available evidence indicates that it is more likely than not that we will not be able to realize our deferred tax assets, and thus a full valuation allowance has been recorded against such assets as of September 30, 2001.

     Segment results. Segment results represent margins which, for segment reporting purposes, exclude certain costs and expenses, including corporate expenses, taxes other than income and other non-recurring charges. See Note 5 to the consolidated financial statements.

                              NINE MONTHS ENDED SEPTEMBER 30,        INCREASE/
                                 2001                2000            (DECREASE)
                               --------           --------           ----------
Professional services          $  7,959           $ (1,018)          $  8,977
Recurring revenue                 1,241               (483)             1,724
Software license                  1,058                 --              1,058
Other                           (14,586)           (10,528)            (4,058)
                               --------           --------           --------
                               $ (4,328)          $(12,029)          $  7,701
                               ========           ========           ========

The increase in margin for the professional services segment is primarily related to the revenue growth in 2001 over the prior comparable quarter. Recurring revenue segment margin increased due to the amortization of deferred license fees, an increase in transaction processing revenue and the addition of maintenance and IT outsourcing revenues from the Healthcare.com acquisition. Margins for the software license segment increased due to the addition of perpetual license sales from Healthcare.com.

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

     Net cash used in operating activities for the nine months ended September 30, 2001 was $2.3 million compared to net cash used in operating activities for the nine months ended September 30, 2000 of $11.8 million. The decrease in net cash used in operating activities is primarily attributable to the reduction in net operating losses from the prior comparable period. An increase in unearned revenue related to the receipt of license and maintenance fees also added to the decrease.

     Net cash used in investing activities for the nine months ended September 30, 2001 and 2000 was $346,000 and $3.9 million, respectively. Purchases of equipment and software for the nine months ended September 30, 2001 and 2000 were $1.2 million and $2.9 million, respectively. Additionally, we purchased $8.0 million and sold $11.6 million of short-term investments in the nine months ended September 30, 2001. In the second quarter of 2001, we consummated the acquisition of Confer. The purchase price totaling $6.2 million included 592,453 shares of Quovadx common stock in exchange for outstanding shares of Confer capital stock, the assumption of a $461,250 employee bonus plan that was paid in cash and $1.7 million in merger-related fees. In the third quarter of 2001, we consummated the acquisition of Healthcare.com. The purchase price totaling $89.9 million included 10,634,745 shares of Quovadx common stock in exchange for outstanding shares of Healthcare.com capital stock and $4.4 million in merger-related fees.

     Net cash provided by financing activities for the nine months ended September 30, 2001 was $0.9 million. $3.8 million was related to proceeds from the exercise of stock options and the sale of stock through our employee stock purchase plan, which was partially offset by a $3.0 million payment to extinguish a Healthcare.com line of credit. Net cash provided by financing activities of $95.2 million for the nine months ended September 30, 2000 was primarily related to the net proceeds received from our initial public offering. In February 2000, we completed our initial public offering and issued 5,750,000 shares of common stock (including the underwriter's over-allotment of 750,000 shares of common stock) at an initial public offering price of $18.00 per share. We received $95.3 million in cash proceeds, net of underwriting discounts, commissions and other offering costs.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board issued Statements No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets. Statement No. 141 requires companies to reflect intangible assets apart from goodwill and supercedes previous guidance related to business combinations. Statement No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations completed after June 30, 2001. Statement No. 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. Statement No. 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001.

     Statement No. 142 eliminates amortization of goodwill and amortization of indefinite lived intangible assets. However, Statement No. 142 also requires the Company to perform impairment tests at least annually on all goodwill and other intangible assets. These statements are required to be adopted by the Company on January 1, 2002 and for any acquisitions entered into after July 1, 2001. For the nine months ended September 30, 2001, the Company recognized approximately $1.1 million of amortization expense related to goodwill and indefinite lived intangibles. The Company is evaluating the impact of other provisions of the statement on its financial position, results of operations and cash flows.

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

We may have difficulty predicting future results of operations.

     Although we commenced operations in March 1989, we did not begin focusing on Internet-based healthcare solutions until early 1999. Due to our limited history in the Internet-based healthcare market, it is difficult for us to predict with accuracy our future results of operations. For example, we cannot accurately forecast expenses based on our historical results because our experience in our current market is limited, and we are required to forecast expenses in part on future revenue projections. The provision of services using Internet technology in the healthcare industry is a developing business that is inherently riskier than a business in industries where companies have established operating histories. Accordingly, our historical financial results are not necessarily indicative of our future financial performance.

We have historically incurred losses and we may not be able to achieve or sustain profitability.

     We incurred net losses for the nine months ended September 30, 2001 and for the years ended December 31, 2000, 1999 and 1998. As of September 30, 2001, we had an accumulated deficit of $36.0 million. Since we began developing and marketing our Internet-based healthcare products and services in early 1999, we have funded our business primarily by borrowing funds and from the sale of our stock, not from cash generated by our business. We expect to continue to incur significant sales and marketing, research and development and general and administrative expenses. As a result, we may experience losses and negative cash flows in the future. Factors which may prevent us from achieving or maintaining profitability and cause our stock price to decline include the demand for and acceptance of our products, product enhancements and services, and our ability to attract new customers, as well as a number of other factors described elsewhere in this section.

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

         We expect to incur direct transaction costs of approximately $4.4 million in connection with the acquisition of Healthcare.com and additional costs related to the integration of the companies. If the benefits of the merger do not exceed the costs associated with the merger, including any dilution to our stockholders resulting from the issuance of shares in connection with the merger, our financial results, including earnings per share, could be adversely affected.

Our reported financial results may suffer as a result of purchase accounting treatment and the impact of amortization or impairment of goodwill and other intangibles relating to the acquisition of Healthcare.com.

         We will account for the acquisition of Healthcare.com as a "purchase" transaction for accounting and financial reporting purposes, in accordance with generally accepted accounting principles. The purchase price will be allocated based on the fair values of the assets acquired and the liabilities assumed. Any excess of cost over fair value of the net tangible assets of Healthcare.com acquired will be recorded as goodwill and other intangible assets. Under generally accepted accounting principles, the identifiable intangible assets will be amortized by charges to operations and the goodwill will be tested annually for impairment of more frequently if events or changes in circumstances indicate the asset might be impaired. We currently estimate that the amount of purchase cost allocated to goodwill and other intangibles will be approximately $87.8 million. The amortization of identifiable assets or impairment of goodwill could have a material impact on our financial results.

         In July 2001, the Financial Accounting Standards Board issued Statements No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets. These statements eliminate amortization of goodwill and instead will require the Company to perform impairment tests at least annually on all goodwill and other intangible assets. These statements are required to be adopted by the Company on January 1, 2002 and for any acquisitions entered into after July 1, 2001

A slowing economy, economic uncertainty and reductions in information technology spending may negatively affect our revenues.

Our revenues may be negatively affected by the increasingly uncertain economic conditions in the general market and in the markets for our products. Capital spending in the information sector generally has decreased in the past 12 months, and many of our customers and potential customers have experienced declines in their revenues and operations. In addition, the terrorist acts of September 11, 2001 and subsequent terrorist activities have contributed to an uncertain economic environment and we cannot predict the impact of these events, or of any related military action, on our customers or business. Due to the general economic uncertainty, some companies may further reduce their budgets for spending on information technology and business software. As a consequence, our sales cycle may become longer with some customers, and other prospective customers may postpone, reduce, or even forego the purchase of our products and services, which could negatively affect our revenues.

If we fail to develop relationships with established healthcare industry participants, we may experience delays in the growth of our business.

     Relationships with established healthcare industry participants are critical to our success. These relationships include customer, vendor, distributor and co-marketer relationships. To date, we have established only a limited number of these relationships, and these relationships are in the early stages of development. Entering into relationships is complicated because it involves identifying opportunities and collaborating with a number of our customers, vendors and competitors. In addition, we may not be able to establish relationships with particular key participants in the healthcare industry if we have established relationships with competitors, and therefore it is important that we are perceived as independent of any particular customer or partner. Moreover, many potential customers and vendors may resist working with us until our applications, services and product offerings have been successfully introduced and have achieved market acceptance. If we cannot successfully establish relationships with key healthcare industry participants, our business will grow slowly.

If we cannot maintain our relationships with established healthcare industry participants, our applications, services and products may not achieve market acceptance.

     Once we have established a relationship with an established healthcare industry participant, we rely on that participant's ability to assist us in generating increased acceptance and use of our applications, services and product offerings. We have limited experience in maintaining relationships with healthcare industry participants. Additionally, the other parties to these relationships may not view these relationships with us as significant to their own business, and they may reassess their commitment to us or decide to compete directly with us in the future. We generally do not have agreements that prohibit them from competing against us directly or from contracting with our competitors. We cannot guarantee that any such party will perform its obligations as agreed or contemplated or that we would be able to specifically enforce any agreement with it. Our arrangements generally do not establish minimum performance requirements, but instead rely on the voluntary efforts of the other party. Therefore, we cannot guarantee that these relationships will be successful. If we were to lose any of these relationships, or if the other parties were to fail to collaborate with us to pursue additional business relationships, we would not be able to execute our business plans and our business would suffer significantly. Moreover, we may not experience increased use of our applications, services and product offerings even if we establish and maintain these relationships.

If the healthcare industry does not accept the need for a common technology platform, our business may not grow.

     To be successful and to grow, we must attract a significant number of customers throughout the healthcare industry. To date, the healthcare industry has been resistant to adopting new information technology applications, services and product offerings. Electronic information exchange and transaction processing by the healthcare industry is still developing. Complexities in the nature of healthcare transactions and lack of a common technology platform are significant issues in the development and acceptance of information technology applications, services and product offerings by the industry. There are currently hundreds of different incompatible hardware, software and database components. If healthcare industry participants do not accept the need to integrate pre-existing information technology components, the market for our applications and services would not develop and our business may not grow.

If physicians and other healthcare providers do not accept Internet-based workflow modifications, the market for our products may not grow.

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

     Our QDX Platform(TM) product operates with the extensible mark-up language, or XML. The failure of XML to become established would seriously impede the marketability of many of our products and force us to adapt our products to other data exchange protocols. Any such adaptation would entail substantial costs, would require substantial time and effort, and might not lead to marketable or competitive products. In addition, if incompatible versions of the XML standard arise in the market, the market for XML-based applications may grow slowly or not at all. If the version of XML for which we have developed applications, services and product offerings does not gain widespread acceptance, we will have to adapt our products to another version of XML, which will cause delays in shipments of our application and product offerings and impede our ability to provide services.

Our revenue is concentrated in a few customers, which puts our revenue at risk.

     We receive a substantial majority of our revenue from a limited number of customers. For the nine months ended September 30, 2001, our top five customers accounted 70% of revenue. For the nine months ended September 30, 2000, our top five customers accounted for 48% of revenue. We expect that a significant portion of our revenue will continue to depend on sales to a small number of customers. If we do not generate as much revenue from these major customers as we expect to, or if we lose certain of them as customers, our total revenue will be significantly reduced.

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

     Competition could seriously harm our ability to sell additional products and services. Potential competitors fall primarily into three categories: healthcare Internet companies focused on providing connectivity and transactions within business-to-business and business-to-consumer frameworks; traditional healthcare information system vendors who seek to extend the services of their core products using Internet-based technology; and traditional managed care information system and outsourcing vendors who are focusing on extending the services of their core products to the Internet. In addition, from time to time our customers may develop applications, services and product offerings competitive with those offered by us. Many of our competitors have longer operating histories, significantly greater financial, technical, marketing or other resources, or greater name recognition than we do. Our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements. Our competitors may develop and successfully market Internet-based healthcare products and services in a manner that could have an adverse effect on our business model.

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

     As we grow, we will also need to expand and adapt our network infrastructure to accommodate additional users, increased transaction volumes and changing customer requirements. So far, we have processed a limited number and variety of transactions over our network infrastructure and only a limited number of healthcare participants use our infrastructure. Many of our service agreements contain performance standards. If we fail to meet these standards, our customers could terminate their agreements with us. The loss of any of our service agreements would cause a decline in our revenues. We may be unable to expand or adapt our network infrastructure to meet additional demand or our customers' changing needs on a timely basis and at a commercially reasonable cost, or at all.

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

     Technologies are evolving rapidly and the technology used by any business that relies heavily on the Internet is subject to rapid change and obsolescence. If we are not able to maintain and improve our products and develop new products that keep pace with competitive product introductions and technological developments, satisfy diverse and evolving customer requirements and achieve market acceptance, we may lose existing customers or be unable to attract new customers. We may not be successful in developing and marketing product enhancements or new products that respond to technological advances by others on a timely or cost-effective basis. In addition, such applications, services, and product offerings may contain licensed components, which may be difficult to integrate or may cause the solutions to be ineffective. These products, if developed, may not achieve market acceptance. Any delay or problems in the installation or implementation of new products or services may cause customers to forego purchases from us and could cause them to purchase from our competitors.

If compliance with government regulation within the healthcare industry becomes costly and difficult for our customers, we may not be able to grow our business.

     Participants in the healthcare industry are subject to extensive and frequently changing regulation under numerous laws administered by governmental entities at the federal, state and local levels, some of which are, and others of which may be, applicable to our business. Furthermore, our healthcare service provider, payor and plan customers are also subject to a wide variety of laws and regulations that could affect the nature and scope of their relationships with us.

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

     One of the functions of our applications is automatic adjudication of whether a claim for payment or service should be denied or whether existing coverage should be continued based upon particular plans, contracts and industry-standard, clinical-support criteria. Our payor customers are ultimately responsible for deciding whether to deny claims for payment or medical services. It is possible, however, that our customers may assert that we are liable for denying payment of covered medical claims or medical service. The contractual protections included in our customer contracts and our insurance coverage may not be sufficient to protect us against such liability.

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

     We have recently made several business acquisitions and the combined company's success will depend, to a great extent, on our ability to smoothly integrate these other entities. In the fourth quarter of 2000, Quovadx acquired Integrated Media, Inc. and United/ HealthScope, Inc. d/b/a Advica Health Resources and in the second quarter of 2001, Quovadx acquired Confer Software, Inc. In August 2001, the Company acquired Healthcare.com Corporation.

     These acquisitions, either individually or as a whole, could divert our attention from other business concerns and expose us to unforeseen liabilities or risks associated with entering new markets and integrating these new entities. Further, the integration of these entities may cause us to lose key employees. Integrating newly acquired organizations and technologies into Quovadx could be expensive, time consuming and may strain our resources. In addition, we may lose our current customers if any acquired companies have relationships with competitors of our customers. Consequently, we may not be successful in integrating these acquired businesses or technologies and may not achieve anticipated revenue and cost benefits, which could hurt your prospective investment in the combined company.

     Quovadx has paid for some of these recent acquisitions by issuing additional common stock, which has diluted its stockholders. We may continue to finance our future acquisitions through the issuance of additional common stock, to the extent we do so, your potential investment in the combined company will be diluted. We may also opt to use cash to buy companies or technologies in the future. If we use cash, we may need to incur debt to pay for these future acquisitions. Acquisition financing may not be available on favorable terms or at all. In addition, we may be required to write-off significant amounts of goodwill and other intangible assets in connection with future acquisitions, which would seriously harm our results of operations. If we fail to execute our acquisition strategy successfully, for any reason, our business will suffer significantly.

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

     Our products depend on complex software, both internally developed and licensed from third parties. Complex software often contains defects, particularly when first introduced or when enhancements or new versions are released. Although we conduct extensive testing, we may not discover software defects that affect our new or current products or enhancements until after they are deployed. To date, Quovadx has not experienced any material software defects, however it is possible that, despite continued testing, defects may occur in our software. These defects could cause performance interruptions, which could damage our reputation with existing or potential customers, increase our service costs, cause us to lose revenue, delay market acceptance or divert our development resources, any of which could cause our business to suffer.

If we are not able to protect and enforce our trade names, Internet address and intellectual property rights, our financial condition and results of operations may suffer.

     We seek to protect our brand and our other intellectual property through a combination of copyright, trade secret and trademark laws. We have filed federal trademark applications for marks we currently use. We cannot guarantee that any of these trademark applications will be granted. If we are unable to secure registration of these marks or otherwise obtain the right to use these marks under contract or common law, we may be required to stop using these marks. This could cause confusion to our customers and in the marketplace and harm our business, financial condition and results of operations.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We held a special meeting of stockholders on August 13, 2001 to consider and vote on a proposal to issue shares of our common stock in connection with the merger of Healthcare.com Corporation with our wholly-owned subsidiary Orbit Acquisition Corporation, as set forth in the Agreement and Plan of Merger and Reorganization dated as of May 14, 2001. Out of 16,889,478 shares of common stock entitled to vote at the special meeting, there were present in person or by proxy 11,616,126 shares of common stock. 11,593,964 shares voted in favor of the proposal, 8,670 shares voted against the proposal, and 13,492 shares abstained from voting.

ITEM 5. OTHER INFORMATION

     On September 24, 2001, we changed out corporate name from "XCare.net, Inc." to "Quovadx, Inc." Effective at the start of trading on October 1, 2001, the ticker symbol under which our common stock trades on the NASDAQ Stock Market changed to "QVDX".

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits.

      Exhibit
      Number   Description of Document
      -------  -----------------------
      3.1(1)   Amended and Restated Certificate of Incorporation.

      3.3(2)   Bylaws.

      4.1(1)   Form Common Stock Certificate.

      4.2(1) Second Amended and Restated Registration Rights Agreement, dated as of July 27, 1999, between the Company and the parties named therein.

      Exhibit
      Number     Description of Document
      -------    -----------------------
      10.1(1)    Form of Indemnification Agreement entered into by the
                 Company with each of its directors and executive officers.

      10.2(1)    Amended and Restated 1997 Stock Option Plan.

      10.3(1)    1999 Employee Stock Purchase Plan and related agreements.

      10.4(1)    1999 Director Option Plan and related agreements.

      10.5(1)+ Licensing Agreement, dated as of December 30, 1998, between the Company and Match Health Care Services, Ltd.

      10.6(1)+ Master Licensing Agreement, dated February 4, 1999, between the Company and Methodist Care, Inc.

      10.7(1) Services Agreement Subcontract, dated December 17, 1998, between the Company and PRC, Inc.

      10.8(1)+   Master Licensing, Processing and Services Agreement, dated
                 February 16, 1997, between the Company and
                 Healthscope/United, Inc.

      10.9(1)+ System Management Contract, dated April 1, 1999, between the Company and Advica Health Resources.

      10.10(1)+  Administration Services Agreement, dated March 29, 1999, between the Company and American Medical Pathways, Inc.

      10.11(1)+  Processing and Services Agreement, dated January 1, 1997, between the Company and Brokerage Services Incorporated.

      10.12(1)+  Addendum to Processing and Services Agreement, dated July
                 25, 1997, between the Company and Brokerage Services
                 Incorporated.

      10.13(1)+  Supplemental Agreement, dated December 24, 1997, between the Company and Brokerage Services Incorporated.

      10.14(1)+  Employers Mutual, Inc. Assignment Letter, dated August 5,
                 1999, between the Company and Employers Mutual, Inc.

      10.15(1)+  Master License and Services Agreement, dated June 24,
                 1998, between the Company and Employers Mutual, Inc.

      10.16(1)+  Contractor Agreement, dated February 19, 1999, between the
                 Company and Employers Mutual, Inc.

      10.17(1)+  Master Licensing and Services Agreement, dated February 20,
                 1998, between the Company and Provider Services, Incorporated.

      10.18(1)+  Contractor Agreement, dated April 27, 1999, between the
                 Company and Provider Services, Incorporated.

      10.19(1)+  Master Licensing and Services Agreement, dated August 24,
                 1998, between the Company and Quest Diagnostics Incorporated.

      10.20(1)   Offer letter, dated September 22, 1997, with Lorine Sweeney.

      10.21(1)   Offer letter, dated December 12, 1997, with Mark Rangell.

      10.22(1)   Offer letter, dated June 12, 1998, with Tammy McLaren.

      10.23(1) Sublease, dated as of May 11, 1998, by and between the Company and Echo Bay Management Corp.

      10.24(1) Sub-sublease Agreement, dated as of December 18, 1998, by and between the Company and Project Discovery, Inc.

      10.25(1)   Office lease, dated May 2, 1997, between the Company and
                 MBL Life Assurance Corporation.

      10.26(1) Office lease, dated September 29, 1995 between the Company and MBL Life Assurance Corporation.

      10.27(1)+  Consulting Agreement, dated June 10, 1998, by and between the Company and ADIS International Ltd.

      10.28(1)+  Consulting Agreement, dated September 16, 1998, by and between the Company and ADIS International Ltd.

      10.29(1)+  Development Services Agreement, dated November 8, 1999, by and between the Registrant and Doheny Eye Medical Group, Inc.

      Exhibit
      Number     Description of Document
      -------    -----------------------
      10.30(1)+  Development Services Agreement, dated November 10, 1999 by and between the Company and Delta Health Services.

      10.31(1)+  Hosting Services Agreement, dated November 10, 1999, by and between the Company and Delta Health Services.

      10.32(1) Office Lease Agreement, dated November 1, 1999, by and between the Company and Mountain States Mutual Casualty
                 Company.

      10.33(1)+  Software License and Services Agreement, dated October 25,
                 1999, by and between the Company and Oracle Corporation.

      10.34(1)+  Professional Services Agreement, dated September 9, 1999, by and between the Company and Asthma Management Company.

      10.35(1) Consulting Services Agreement, dated November 29, 1999, by and between the Company and Decision Consultants, Inc.

      10.36(1) Sublease dated December 17, 1999 by and between the Company and The Pittsburgh & Midway Coal Mining Co.

      10.37(2)   2000 Nonstatutory Stock Option Plan and related agreements.

      10.38(2)   United Healthscope, Inc. purchase agreement, dated
                 November 8, 2000.

      10.39(2)   Registration Rights Agreement by and Between XCare.net.
                 and AHR Seller Group, LLC, the sole stockholder of United/HealthScope, Inc. (dba Advica Health Resources), dated November 8, 2000.

      10.40(2)   Stock Purchase Agreement by and Between XCare.net. and
                 Integrated Media, Inc. and Alan Hochman., dated November 29,
                 2000.

      10.41(2) Escrow Agreement Between XCare.net. and Alan Hochman., dated November 29, 2000.

      10.42(3)   Amended and Restated Healthcare.com Corporation
                 Non-Employee Director Stock Option Plan (filed as Exhibit
                 10 to Healthcare.com's Quarterly Report on Form 10-Q for quarter ended June 30, 1999 (Commission file No. 0-27056) and incorporated herein by reference).

      10.43(3)   Healthcare.com Adjustment Stock Option Plan (filed as
                 Exhibit 10.5 to Amendment No. 1 to Healthcare.com's
                 Registration Statement on Form S-1 (Registration No.
                 33-96478), and incorporated herein by reference).

      10.44(3)   Healthcare.com Restated Stock Option Plan Two (filed as
                 Exhibit 10.2 to Healthcare.com's Quarterly Report on Form
                 10-Q for the quarter ended March 31, 1998 (Commission file
                 No. 0-27056), and incorporated herein by reference).

      10.45(4) Affiliate Agreement between XCare.net, Inc. and certain stockholders of Healthcare.com Corporation.

      10.46(4)   Form of Robert Murrie Employment Agreement.

      10.47(4)   Form of Severance Agreement.


(1) Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Registration Statement on Form S-1 on November 2, 1999 (File No. 333-90165).

(2) Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 000-29273).

(3) Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Registration Statement on Form S-4 on July 16, 2001 (File No. 333-64282).

(4) Previously Filed with the Securities and Exchange Commission as an Exhibit to the Company's Current Report on Form 8-K on May 18, 2001.

+ Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

          (b)  Reports of Form 8-K.

               1. On August 27, 2001, Quovadx filed a Current Report on Form 8-K with respect to the consummation of its acquisition of Healthcare.com Corporation.

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


Quovadx, Inc.


Date: November 13, 2001                  By: /s/ Lorine R. Sweeney
      -----------------                      ---------------------------------
                                         Lorine R. Sweeney
                                         President and Chief Executive Officer


Date: November 13, 2001                  By: /s/ Gary T. Scherping
      -----------------                      ---------------------------------
                                         Gary T. Scherping
                                         Executive VP of Finance and Chief
                                         Financial Officer (Principal Financial
                                         and Accounting Officer)