Form 10-K405
period 2001-12-31
QUOVADX INC
filed 2002-03-26
CIK 1094561

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                    COMMISSION FILE NUMBER 000-29273

                                 QUOVADX, INC.
                           (FORMERLY XCARE.NET, INC.)
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      85-0373486
       (State or other jurisdiction of                       (I. R. S. Employer
        incorporation or organization)                      Identification No.)

       6400 S. FIDDLER'S GREEN CIRCLE,                             80111
                 SUITE 1000,                                     (Zip Code)
             ENGLEWOOD, COLORADO
   (Address of principal executive offices)

              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                 (303) 488-2019

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

             TITLE OF EACH CLASS                  NAME OF EACH EXCHANGE ON WHICH REGISTERED
             -------------------                  -----------------------------------------
   Common Stock, par value $0.01 per share                         NASDAQ

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filings for the past 90 days.  Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting common stock held by non-affiliates of the registrant was $204,312,670 million based on the last reported sale price of the common stock of the registrant on the Nasdaq National Market on February 28, 2002. This determination is not necessarily conclusive for other purposes.

     As of February 28, 2002, there were 29,696,609 shares of Common Stock of the registrant outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 QUOVADX, INC.

                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2001

                               TABLE OF CONTENTS

ITEM
NUMBER                                                                      PAGE
------                                                                   ----------
                                      PART I
   1.      Business....................................................           2
   2.      Properties..................................................          12
   3.      Legal Proceedings...........................................          12
   4.      Submission of Matters to a Vote of Security Holders.........          13

                                      PART II
   5.      Market for Registrant's Common Equity and Related
           Stockholder Matters.........................................          13
   6.      Selected Financial Data.....................................          14
   7.      Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................          15
  7A.      Quantitative and Qualitative Disclosures About Market
           Risk........................................................          28
   8.      Consolidated Financial Statements and Supplementary Data....          29
   9.      Changes In and Disagreements With Accountants on Accounting
           and Financial Disclosure....................................          29

                                     PART III
  10.      Directors and Executive Officers of the Registrant..........          29
  11.      Executive Compensation......................................          29
  12.      Security Ownership of Certain Beneficial Owners and
           Management..................................................          29
  13.      Certain Relationships and Related Transactions..............          29

                                      PART IV
  14.      Exhibits, Financial Statement Schedules and Reports on Form
           8-K.........................................................          30
           Signatures..................................................          32
           Consolidated Financial Statements...........................  F-1 - F-26

                           FORWARD-LOOKING STATEMENTS

     All statements, trend analysis and other information contained in this Annual Report on Form 10-K ("Annual Report") of Quovadx, Inc. ("Quovadx", the "Company", "we" or "us") and the information incorporated by reference which are not historical in nature are forward-looking statements within the meaning of the Private-Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, discussion relative to markets for our products and trends in revenue, gross margins and anticipated expense levels, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect" and "intend" and other similar expressions. All statements regarding the Company's expected financial position and operating results, business strategy, financing plans, forecast trends relating to our industry are forward-looking statements. These forward-looking statements are subject to business and economic risks and uncertainties, and our actual results of operations may differ materially from those contained in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Risk Factors" as well as other risks and uncertainties referenced in this Annual Report.

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

     We provide Total Business Integration (TBI) software and services. We provide an end-to-end business infrastructure and integration software suite, as well as end-to-end service capabilities including consulting, transaction hosting and operations management for business-critical applications. The Quovadx Total Business Integration model is a solution comprised of three parts: our software suite, our QDX Technology Platform Suite, professional services (consulting, development and implementation) and our process management services (hosting, application service hosting, management and support services). Using our extensible mark up language ("XML") -based QDX Platform, we have helped numerous organizations streamline business processes, solve difficult business process integration challenges, and unlock the value of legacy system investments. We believe our model creates value for our customers by allowing them to automate business processes, extend valuable business processes and transact business in real-time with their trading partners (customers, suppliers, business partners), while preserving the significant investments they have made in their legacy systems. We believe our key differentiators are our adaptive approach to application integration technology and our process management tools.

OUR HISTORY

     We were incorporated in Delaware in March 1989 under the name Reilly Dike Dosher Corporation, Inc. In December 1996, we changed our name to MPower Solutions, Inc. In early 1998, we identified an emerging opportunity to utilize the Internet to connect healthcare participants together into a community structure. Beginning in mid-1998, we began to focus on Internet-based healthcare solutions. In April 1999, we changed our name to XCare.net, Inc. In 2000, we completed our initial public offering at an offering price to the public of $18.00 per share. In September, 2001 we changed our name to Quovadx, Inc.

     Since the initial public offering, we have completed several acquisitions to expand our product suite and customer base. In November 2000, we acquired Integrated Media to expand into the Media and Entertainment market. In June 2001, we acquired Confer Software, to add their business process management to our suite of products. In August 2001, we acquired Healthcare.com, Inc. for 10,702,043 shares of our common stock in exchange for all outstanding shares of Healthcare.com capital stock. Healthcare.com develops and markets enterprise application integration solutions that provide the distributed infrastructure for data access, integration, indexing, and extension in the healthcare industry. Healthcare.com also offers integration and information technology ("IT") outsourcing services. In December 2001, we acquired the Pixel Group for $5.0 million in cash and 201,794 shares of our common stock. Pixel Group offers integration and connectivity software.

MARKET OVERVIEW

     Companies are faced with the challenge of connecting their people, their systems, their business processes and their partners to each other. Today's market requires all parts of the company be connected for operational efficiency. Most organizations are burdened with systems and applications that do not share information and do not communicate with each other, which result in islands of information and organizational inefficiencies. Intra-departmental systems and software applications were designed to serve individual departmental needs, not the needs of the company as a whole. The common problem is that the data in these information islands are not being leveraged to help companies make sound business decisions.

     Companies today recognize that in order to gain a competitive advantage they must leverage all existing data. Additionally, organizations need to extend their business processes outside of their organization or their enterprise and transact with their customers, partners and suppliers in real-time. We refer to the process of internal and external connectivity as "Total Business Integration."

     The challenges facing businesses across every industry are:

     - How to avoid software application obsolescence;

     - How to adapt business processes in a rapidly changing environment in order to keep or gain a competitive advantage;

     - How to leverage and unlock the value of data housed in isolated systems; and

     - How to communicate in real-time with valued customers, suppliers and partners without wasting time and money.

     We believe this common pursuit of Total Business Integration creates a market for our products and services.

     According to industry analysts, three trends are driving the growth of the application integration market:

     - Internet ubiquity -- While the Internet and business intranets, extranets and virtual private networks constitute an efficient, consistent communications transport, the disparity of systems requires an integration mechanism that can join incompatible software into a enterprise-wide, eBusiness platform.

     - Corporate consolidation -- With mergers and acquisitions continuing apace, an integrating mechanism is needed to merge isolated data islands into cohesive, business-wide communications systems. Integration software can facilitate that objective without the difficulty and time required to reengineer multiple databases.

     - Close-knit industry relationships -- As the Internet extends relationships among strategic partners, suppliers and customers, integration software can extend those relationships into unified electronic communications systems, which creates business value.

COMPETITION

     The Total Business Integration market is highly competitive. Competition when coupled with the rapid evolution of technology and business practice, presents us with a challenging environment.

     Competitive factors affecting us include:

     - brand recognition and market awareness,

     - product and feature functionality and quality,

     - service offering levels and quality,

     - ease and timeliness of implementation,

     - adequate infrastructure,

     - technical and industry-specific domain expertise, and

     - financial resources.

     Any one of these factors may contribute to our loss of market share, reduced profit margins, increased operating expense or discounted offerings.

     We compete with many companies. We compete on a macro scale with companies such as Tibco Software, Inc. and SeeBeyond Technology Corporation offering total business integration solutions. We compete on a micro scale with companies such as Vitria Technology, Inc. and webMethods, Inc. offering products with particular features and functionalities of our products. The majority of these companies have greater financial and organizational resources than we do -- putting us at a competitive disadvantage.

THE QUOVADX SOLUTION

     At Quovadx, Total Business Integration means making sure our customer's people, systems and processes work in concert with one another. Our approach is comprised of three parts: QDX Technology Platform Suite, Professional Services and Process Management Services.

     - QDX Technology Platform Suite. Our technology suite consists of three layers of end-to-end integration software: the QDX Studio, the QDX Engine and the QDX Integrator. The studio provides tools and components for the rapid development of portals and Web Services applications. The QDX Engine contains an advanced Business Process Management engine (QDX BPMS) for complicated integration logic, the first commercially available XML Server Page (XSP) engine and XML Topic Mapping (XTM), a standard-based content engine. The QDX Integrator is the key to exchanging content between legacy systems and eBusiness partners no matter where they reside. This combination provides a scalable and rapidly adaptable infrastructure that extends any enterprise, independent of its size, by integrating disparate data and translating the data across any platform in a secure environment.

     - Professional Services: Our solutions begin with assessment. We have developed a proprietary methodology, the eXtensible Development Discipline (eDD), used to address problem definition, strategic opportunity, and operational efficiency. This methodology produces a plan of action, or a strategy from which our architects design and build a solution and integrate the appropriate components. Our solutions are designed with the end user in mind. We make sure the look-and-feel of the solution aptly supports the corporate brand and ensure the end product is user-friendly. We support all of our solutions with on-going training and educational services.

     - Process Management Services: Our process management services include supporting real-time or batch transactions, providing hosting support for online Web functionality, and providing application maintenance.

     Our comprehensive Total Business Integration solution encompasses all of our offerings on some level and creates value for our customers by allowing them to capitalize on the following benefits:

     - automated and streamlined business processes and reduced operating expenses,

     - increased efficiency through real-time and batch transactions,

     - integrated environments,

     - rapid deployment and scalability.

PRODUCTS AND SERVICES

     Quovadx's core offerings include the QDX technology platform, a full suite of adaptable integration and process management applications, process management services for application hosting, professional integration services, and wide-ranging post-sale support.

     QDX Technology Platform Suite. The QDX Platform has two process automation components: the QDX BPMS, which streamlines and automates business processes between people, partners and systems, enabling the development of fully-integrated solutions; and the QDX Integrator which provides real-time and batch-oriented integration tools supported by transaction switch technology further enhancing communication between applications, data integration, internet-based EDI transactions and legacy applications.

     - Quovadx's QDX BPMS provides a complete technology stack for eBusiness development and deployment that includes a user interface layer, a business process engine and integration gateway. With the sophisticated tools and pre-built functions, an organization can build, deploy and maintain Web Services in significantly less time at lower cost with reduced and more readily available developer skills.

      All QDX BPMS solutions provide message tracking, monitoring and field-level role-based access control with a Web Services-ready architecture. A single installation is able to support multiple customers simultaneously while ensuring application interoperability and data security.

     - The QDX Integrator provides integrated data communications with a wide spectrum of protocols, delivered in a seamless, layered architecture. With open systems and heterogeneous networking capabilities, QDX Integrator integrates store-and-forward and on-line operations. QDX Integrator allows applications written in different languages and utilizing different data formats to exchange information and share processing and business logic seamlessly -- creating a cohesive environment both inside and outside the enterprise. QDX Integrator supports legacy systems requiring a message data format other than XML, which handles message format conversion from XML to various proprietary legacy systems.

     We have made QDX Integrator more robust with a series of add-on products. QDX Screen Rejuvenator rejuvenates legacy technology and facilitates re-engineering in weeks, not years by taking the green screen, a character-based user interface, and replacing it with a user-friendly, front-end oriented graphical interface. With QDX Screen Rejuvenator, legacy systems are easily modified to accept direct communication from the web, allowing the ability to create composite applications or support new browser-based front-end systems quickly, without re-coding, scripting or development expertise in XML or Java.

     Adaptive Applications for Business Process Management. We believe our key differentiator is the innovative use of our QDX technology platform in solving real business problems. We have developed packaged solutions, using the QDX Platform, which we call Adaptive Applications. Our Adaptive Applications offer another option to buying off-the-shelf generic software and adapting business processes to meet the conditions of the software or to building rigid custom applications that are antiquated by or before implementation. Rapid flexibility is key and we believe our "adaptive" approach provides the majority of the solution while allowing an organization to customize the application as necessary to suit their business needs on a continual basis.

     We offer a series of adaptive application templates specifically tailored for healthcare which include: disease management, utilization management, trading partner management, clinical trials management, and four transaction-based templates.

     - Disease Manager -- allows users to define disease states to be managed, the assessment process, questions to undertake, and the necessary educational materials to distribute throughout the disease state.

     - Utilization Manager -- allows users to define the processes treatment review.

     - Trading Partner Manager -- manages information exchange and collaboration among trading partners over the Web.

     - Clinical Trials Manager -- allows users to manage the clinical trials process, reduce trial costs and bring products to market faster by assisting in automatically driving studies to closure.

     - HIPAA Express -- allows organizations to meet the Health Insurance Portability and Accountability Act requirements and addresses fundamental transactional problems created by security, transaction formatting and code set validation.

     - InsureNet -- allows access to full-cycle insurance eligibility verification transactions in real-time.

     - ExpressCheck(SM) -- a transaction-based patient information verification solution, accesses and delivers up-to-date patient data, and financial information directly to providers' existing systems by routing requests through our Albuquerque eCommerce data center. The ExpressCheck solution is designed to prevent erroneous information from flowing through the patient billing process, eliminate redundant data entry and improve the registration process flow.

     - QDX Managed Care Transactions Manager -- a scalable, function-rich, integrated, client-server based system, manages complex contracts and multiple reimbursement methodologies.

     Professional Services. Our service offerings range from project-related consulting to full IT outsourcing. We have developed a proprietary methodology, the eXtensible Development Discipline (eDD), a methodology used to address problem definition, strategic opportunity, and operational efficiency. This methodology produces a plan of action, or a strategy from which our architects design and build a solution and integrate the appropriate components. We offer three categories of professional services:

     - Envisioning Services -- used to rapidly identify the technical architecture necessary to meet the business needs and requirements.

     - Development Services -- used to solve problems.

     - Integration Services -- used to interconnect systems.

     Process Management Services. We provide a wide range of services to manage all or part of an organization's technical environment, including real-time or batch transactions, application maintenance and hosting support for online Web functionality in our eCommerce operations center in Albuquerque, New Mexico.

     - We offer hosting in a dedicated or a clustered environment. Dedicated hosting provides single or multiple servers. A single server will be dedicated to the traffic of the Web site. The clustered environment occurs when there are multiple client applications running within a cluster of servers.

     - We provide part of our technology in an application service provider ("ASP") environment that has advantages over traditional internal hosting by deploying, delivering and managing access to packaged applications on a subscription or rental basis.

TECHNOLOGY

     QDX Platform. The QDX Platform offers a comprehensive solution for rapid Web Services and eBusiness application development and deployment that enables organizations to perform seamless business-to-business ("B2B") integrations between enterprise systems and all commerce touch points -- including customers, partners, and net markets and exchanges -- within intranet, extranet and Internet environments. The QDX Platform is Java 2 Platform, Enterprise Edition ("J2EE") compliant, and incorporates XML at each level for messaging and communications. The QDX Platform infrastructure allows applications that are written in different languages, running on different operating systems, to utilize different data formats to exchange or share content as well as share processing and business logic.

     The Quovadx Platform architecture contains a complete integration stack including a presentation layer with Simple Object Access Protocol ("SOAP") and an XML-based user interface, a business process layer to orchestrate the logic of the flow between the users and systems with content or processing, and an integration layer to connect and communicate to different Web Services or legacy systems for exchanging information.

     - Presentation layer:

      - Dynamic branding and role-based personalization

      - XML/XSL provided device-independence

      - Screen rejuvenation for legacy systems

     - Business process layer:

      - Workflow that orchestrates tasks among users and systems

      - XML Topic Mapping for content indexing and infrastructure

      - Distributed transactions across systems

      - Separate business logic from adapters

     - Integration layer:

      - Industry standards based EAI adapters

      - Leverage BPMS to separate data from logic

      - XML messaging and HTTP/S for inter- and intra-enterprise

     Embedded in this architecture is an implementation of the XML Server Page
(XSP) technology. The principle architecture behind XSP is similar to JSP (Java Server Pages). The Quovadx implementation of XSP (currently the only commercial implementation of XSP) uses XML technology to create dynamic web pages via extended XML tags. It also is tightly integrated with the Quovadx BPMS platform that significantly raises the level of development productivity. Our use of XSP, instead of writing high-level language code, such as Java and C++, reduces the programming skill requirements for developing web-based applications. When the application is also a Web Service, XML Server Pages are invoked by the standard protocol, SOAP, and interpreted by the QDX Platform at runtime along with the rest of the process logic.

     The technologies for each of the architecture layers are: Enterprise or Web Services Portal, BPMS, Enterprise Integration, and Visual Development Tools.

     - Enterprise or Web Service Portal. The enterprise portal is the front end of an integration solution. The QDX Platform provides the enterprise portal function using XTM technology for the services of content indexing and management of the enterprise portal component. Quovadx XTM is XML-based Topic Mapping for providing content management Web Services. XTM technology allows organizations to customize Web sites by integrating information across a variety of virtual data resources distributed over the Internet on a context-specific basis. Unlike traditional full searches, which often return irrelevant results, Quovadx leverages XTM to provide businesses with advanced search capability to intelligently navigate through information and find the most relevant material. With the screen rejuvenation technology in the platform, legacy system data can easily be linked into the enterprise portal without going through the back end integration layer.

      Another form of enterprise portal is the Web Services Portal, which offers an additional interface that allows clients to search for Web Services as well as subscribe, use, manage, and monitor them. The Quovadx Web Services Portal technology includes a Web Service directory that allows users to locate and manage usage of services securely and easily.

     - Business Process Management. The QDX Platform's business process management engine is an enterprise-caliber process automation (workflow) engine. The QDX BPMS engine, unlike other process engines that only handle the state of the process, associates XML/XSL or HTML data with each step of the process during process creation, resulting in the process automation engine being tightly coupled with the work step data, not just the state. The core of the engine is a finite-state automata machine, which persists state and data in the database for fully atomic failure recovery. The state of the process is changed according to the logic defined, and each logic element can branch, loop and/or call out. The engine is also capable of handling sub-processes and parallel processes, time-critical events, and complex time-based logic. Because the business logic is defined in process and the data is defined in the XML form, the QDX Platform business process management engine has separated the logic from the business objects. This separation allows changes to either the logic or the business object to be made independently and provides greater flexibility in the system's evolution over time.

     - Enterprise Integration. eBusiness requires enterprises not only to integrate their own systems across different locations but also to integrate efficiently with their partners' applications or Web Services. The QDX platform includes support for Enterprise Application Integration
       (EAI), Business-to-Business Integration (B2Bi), Legacy System Integration
       (B2Ci), and device integration, with high performance, stability and scalability. For enterprises providing Web Services, the QDX Platform provides tools to create composite application/Web Service consisting of "components" at different levels. For non-Web Services applications that do not reuse other Web Services, the QDX Platform provides strong and flexible integration capability in B2Bi, EAI, and B2Ci. It addresses these integrations by providing message tracking, audit trail, usage monitoring, and role-based access control in a scalable architecture. However, with the outbound SOAP connection provided by the exact same Quovadx Platform, application developers can make their application a Web Service that imports and integrates external content and Web Services if needs change in the future. With the QDX Platform's BPMS engine managing the logic and the powerful visual toolset, this new Web Service can be managed and further customized after rapid deployment, in a secure environment while maintaining high performance and scalability without affecting the running version.

     - Visual Development Environment. The QDX Platform includes a set of visual tools that enable rapid application development and easy maintenance and administration after deployment. The technologies include XTM for portal content management, Process Author for eBusiness process management, and integration tools for data integration. In addition, the component library and adaptive applications help to promote the rapid application development paradigm integrated to the QDX Platform offering. The QDX Platform allows non-Java/C++ developers to write XML and scripts, and use QDX Integrated Development Environment (IDE), to build powerful Web Services applications. If the power of a full programming language is required, such components can be seamlessly integrated into QDX applications. These applications can also become a Web Service, automatically, because of the platform architecture. The integration and deployment time typically can be measured in days rather than months or years due to the availability of the rapid development tools, the pre-built robust infrastructure of the QDX Platform, and existing Web Services on the Internet. Since XSP technology is driven by a set of extended XML tags and QDX Web Services, development primarily uses XSP. The QDX XSP implementation provides developers a ubiquitous (all XML) method of creating a Web Services data model, content, and user interface. This seamless inclusion of the XSP technology in the development environment is one of the key differentiators for the QDX IDE.

     Quovadx's technology supports business concerns for Internet-based enterprise systems, including security, high performance, stability and scalability. It addresses these concerns by providing message tracking, audit trail, usage monitoring, role-based access control and an authorized use engine on a Web Services-ready, scalable architecture.

     Our facilities and operations utilize redundancy and back-up to minimize exposure to systems failure. Telecommunications and server infrastructures support redundant processing and data back-up capabilities. Our routine back-up procedures are performed incrementally, typically on a daily basis with a full system back-up performed monthly. In addition, we use RAID5 systems that provide real-time back-up of data. Back-ups are maintained in fireproof storage with critical support information. Technical and operations support staff are available twenty-four hours a day, seven days a week to assist with critical processing incidents or failures.

CUSTOMERS

     We have sold products and services to over 1,500 customers in four market vertical segments: Healthcare -- payor market; healthcare -- provider market; healthcare -- pharmaceutical and biotech market; and media and entertainment market.

     Two of our customers, MedUnite, Inc. and Health Net, Inc., accounted for 31% and 14% of revenue, respectively, for the year ended December 31, 2001.

SALES, STRATEGIC ALLIANCES AND MARKETING

     Our business manifests itself through direct sales, strategic alliances and distribution agreements. As of December 31, 2001, our sales and marketing organization encompassed approximately 10% of our employee population. Our sales force is divided into specific vertical markets that include technical and professional resources that cover the 48 contiguous United States, Hawaii, Canada and United Kingdom. Historically, distributors have supported our European efforts. With the acquisition of the Pixel Group, we are establishing our own European sales initiative. The average sales cycle is complete within 180 to 360 days depending on the size and scope of the engagement.

     Over the past year, Quovadx has formed an Alliance Partner Program to develop a multi-program approach to developing strategic alliances with leading technology partners. Our list of partners includes Sun Microsystems, Microsoft, BEA Systems, McKesson, Deloitte Consulting and Oracle. Our Alliance Partner Program is an integral part of our strategy to enhance, develop, and market innovative technology solutions and services, and consists of three different types of programs and sub-programs: Channel Partners, Technology Solution Partners and Referral Partners.

  CHANNEL PARTNERS

     The Channel Partner program allows us to strategically market trough consulting, partners, channel-solution partners and channel-distribution partners.

     - Consultant Partners

      This partnership offers consulting firms the ability to provide strategic services and jointly present the Quovadx solutions that end-users desire. The Consultant Partner supports both organizations in presenting a more comprehensive offering to increase opportunities for product and service pull-through sales.

     - Channel Solution Partners

      This partner program is for Independent Software Vendors ("ISV") and ASPs who host or deliver applications to end-users and desire to build their solutions on Quovadx's platform or to enhance their solutions' value and speed to market through integration technologies.

     - Channel Distribution Partners

      This type of partnership provides the systems integrator, ISV, value-added reseller, VAR, or other Channel Partner with the opportunity to resell Quovadx's entire suite of total business infrastructure and integration software, as well as end-to-end service capabilities including consulting, hosting, and operations management.

  TECHNOLOGY SOLUTION PARTNERS

     The technology solution partner programs allow Quovadx to strategically market our partners' technology solutions, both hardware and complementary infrastructure and integration solutions and provide a more comprehensive offering.

  REFERRAL PARTNER

     Our referral partner program is a reciprocal lead generation program where the referral partner earns a commission on leads closed within a certain time period reducing our cost per lead.

     We focus our marketing efforts on brand awareness, educational and collateral development supporting our product and service offerings, creative visualization of our offerings, management of all joint marketing programs with alliance partnerships and out-reach through public relations, investor relations, and industry analyst relations. Our marketing activities include: advertising, direct mail campaigns, email campaigns, tradeshows, seminars, sponsorships, memberships, industry conferences, contributing industry opinions and articles, annual user group conference programs, continuing education and innovative solution award distribution.

RESEARCH AND DEVELOPMENT

     At December 31, 2001, our research and development group included approximately 84 employees located in United States and England. For the years ended December 31, 2001, 2000 and 1999, we incurred $4,792,000, $2,952,000, and
$575,000, respectively, in research and development expenses. We have made substantial investments in technology acquisitions. The Quovadx product suites consist of internally developed products and products acquired through the Company's business acquisitions. We intend to continue to consider the licensing and acquisition of complementary software technologies and businesses where appropriate, integrate acquired technologies and products, and enhance the proprietary technology to support all three areas of business: software product sales, process management services, and consulting services. Software products are directly derived from the Quovadx developed standard-based, but proprietary technology. We believe that continuing the development of the state-of-the-art technology is necessary to remain competitive in the marketplace.

INTELLECTUAL PROPERTY

     Our success and ability to compete depend in part on our proprietary technology. We seek to protect our software, documentation and other written materials primarily through a combination of trade secret, trademark and copyright laws, confidentiality procedures and contractual provisions. In addition, we seek to avoid disclosure of our trade secret, by, among other things, requiring those persons with access to our proprietary information to execute confidentiality agreements with us and restricting access to our source code. We have been issued six U.S. patents, and have two additional patents pending.

     Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult. While we are unable to determine the extent to which piracy of our products exists, software piracy can be expected to be a persistent problem, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. Furthermore, third parties might independently develop competing technologies that are substantially equivalent or superior to our technologies. Any of these developments could seriously harm our business.

GOVERNMENT REGULATION

     The healthcare industry, where we currently do most of our business, is highly regulated and is subject to changing political, regulatory and other influences. These factors affect the purchasing practices and operation of healthcare organizations. Federal and state legislatures and agencies periodically consider programs to reform or revise the United States healthcare system. These programs may contain proposals to increase governmental involvement in healthcare, lower reimbursement rates or otherwise change the environment in which healthcare industry participants operate. Healthcare industry participants may respond by reducing their investments or postponing investment decisions, including investments in our applications and services. We are unable to predict future proposals with any certainty or to predict the effect they would have on our business.

  HIPAA ADMINISTRATIVE SIMPLIFICATION

     Under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, Congress mandated a package of interlocking administrative simplification rules to establish standards and requirements for electronic transmission of certain health information. Five of these rules were published in proposed form in 1998, with two of the five recently published in final form. The two rules published in final form are Standards for Electronic Transactions, and Standards for Privacy of Individually Identifiable Health Information. The HIPAA rules provide that each is effective 60 days following publication in the final form, with compliance required for healthcare providers, healthcare clearinghouses and large healthcare plans two years following the effective date. Small health plans are given an additional year to comply. These rules apply to certain of our operations as well as the operations of many of our customers. We designed the QDX Platform and our applications, services and product offerings to enable compliance with the proposed regulations. However, until such regulations become final, they could change, which could require us to expend additional resources to comply with the revised standards. In addition, the success of our compliance efforts may be dependent on the success of healthcare participants in dealing with the standards.

  CONFIDENTIALITY

     Confidentiality of patient records and the circumstances under which these records may be released are subject to substantial regulation under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, and other state laws and regulations. These laws and regulations govern both the disclosure and the use of confidential patient medical record information. Although compliance is principally the responsibility of the hospital, physician or other healthcare provider, such laws and regulations will apply to the portions of our business that process healthcare transactions and provide technical services to participants in the healthcare industry. Other state and federal laws and regulations govern the electronic transmission of healthcare information and common healthcare transactions such as health claims, health plan enrollment, payment and benefit eligibility. These laws are applicable to that portion of our business involving the processing of healthcare transactions among physicians, payors, patient and other healthcare industry participants. We are designing our products and services to enable compliance with HIPAA and applicable corresponding state laws and regulations. Compliance with these laws and regulations will be costly and could require complex changes in our systems and services. Additionally, the success of our compliance efforts may be dependent on the success of healthcare participants in dealing with the laws, regulations and standards.

  OTHER REGULATION OF TRANSACTIONS SERVICES

     The HIPAA Standards for Electronic Transactions Rule establishes format standards for eight of the most common healthcare transactions, using technical standards, promulgated by recognized standards publishing organizations. These transactions include health claims, enrollment, payment and eligibility. Under the new standards, any party transmitting or receiving any of these health transactions electronically will send and receive data in a single format, rather than the large number of different data formats currently used.

     The transaction standards apply to that portion of our business involving the processing of healthcare transactions among physicians, payors, patients and other healthcare industry participants. The transaction standards also are applicable to many of our customers and to our relationships with those customers. We have designed and certified our systems to meet the proposed standards and we intend to comply with the transaction standards by their compliance date, but changes in their standards could require costly modifications to some of our systems, products and services.

     Other state and federal statutes and regulations governing transmission of healthcare information may affect our operations. These laws, though, are complex and changing, and the courts and other governmental authorities may take positions that are inconsistent with our practices.

  REGULATION OF HEALTHCARE RELATIONSHIPS

     We currently process health claims between payors and providers and therefore, may be subject to the federal False Claims Act and other state and federal laws that govern the submission of claims for medical expense reimbursement. These laws generally prohibit an individual or entity from knowingly presenting or causing to be presented any claim for payment from Medicare, Medicaid or other third party payors that is false or fraudulent, or is for an item or service that was not provided as claimed. These laws also provide civil and criminal penalties for noncompliance. We have designed our current transaction services and will design any future services to place responsibility for compliance with these laws on provider customers. However, we cannot guarantee that state and federal agencies will regard billing errors processed by us as inadvertent and not in violation of these laws. In addition, changes in current healthcare financing and reimbursement systems could cause us to make unplanned modifications of applications or services, or result in delays or cancellations of orders or in the revocation of endorsement of our applications and services by healthcare participants.

 THIRD PARTY ADMINISTRATION AND UTILIZATION REVIEW LICENSURE AND REGISTRATION

     Certain of the administrative services we provide to health plans, payors and providers, including our third-party administration and utilization review operations, are regulated by the statutes and regulations of various states and require that we obtain appropriate licensure or registration.

  PROMPT PAYMENT LAWS

     Various states have passed laws regarding the prompt payment of medical claims by health plans. If a claim is brought against us and we are found to have violated a law regarding the prompt processing of claims for payment, we may incur civil or other penalties.

  GOVERNMENT INVESTIGATIONS

     There is increasing scrutiny by law enforcement authorities, the U.S. Department of Health and Human Services Office of Inspector General, the courts and the U.S. Congress, of agreements between healthcare providers and suppliers or other contractors which have a potential to increase utilization of government healthcare resources. In particular, scrutiny has been placed on the coding of claims for payment and contracted billing arrangements. Investigators have demonstrated a willingness to look beyond the formalities of business arrangements to determine the underlying purposes of payments between healthcare participants. Although, to our knowledge, we are not the subject of any investigation, we cannot tell whether we or our customers will be the targets of governmental investigations in the future or how any investigation would affect our business prospects.

EMPLOYEES

     As of December 31, 2001, we had a total of 509 employees, of whom 327 are engaged in professional services and customer support functions, 49 in sales and marketing, 49 in management, finance and administration and 84 in research and development. None of our employees is represented by a labor union. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

     Our future performance depends in part upon the continued employment of our key personnel, none of who is bound by an employment agreement requiring service for any defined period of time. Our future success also depends on our continued ability to attract, integrate, retain and motivate highly qualified sales, technical and managerial personnel. Competition for such qualified personnel is intense. If our executive officers and key personnel do not remain with us in the future, we may experience difficulty in attracting and retaining qualified personnel.

ITEM 2.  PROPERTIES

     Our principal executive and corporate offices are located in Englewood, Colorado, where we lease approximately 17,490 square feet of office space. The lease on this facility expires in 2005. We also lease 173,020 square feet of office space, primarily for operations and research and development, in various locations in the United States and United Kingdom under agreements that expire at dates ranging from 2002 through 2007. As of December 31, 2001, the Company occupied 80% of the office space it leased. We believe that our current facilities will be sufficient to meet our needs for at least the next twelve months.

ITEM 3.  LEGAL PROCEEDINGS

     On November 14, 2001, a purported shareholder class action complaint was filed in the United States District Court, Southern District of New York. The complaint asserts that the prospectus from the Company's February 10, 2000 initial public offering ("IPO") failed to disclose certain alleged improper actions by various underwriters for the offering in the allocation of the IPO shares. The complaint alleges claims against certain underwriters, the Company and its officer directors under the Securities Act of 1933 and the Securities Exchange Act of 1934 (Bartula v. XCare.net, Inc., et al., Case No. 01-CV-10075). Similar complaints have been filed concerning more than 300 other IPO's; these cases have been coordinated as In re Initial Public

Offering Securities Litigation, 21 MC 92. The Company believes the claims against it are without merit and intends to defend the action vigorously. We do not believe that the outcome of this action will have a material adverse effect on our financial position, results of operations or liquidity; however, litigation is inherently uncertain we can make no assurance as to the ultimate outcome or effect.

     The Company is engaged from time to time in routine litigation that arises in the ordinary course of our business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of 2001, no matters were submitted to a vote of our security holders.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     On September 24, 2001, the Company changed its corporate name from XCare.net to Quovadx, Inc. On October 1, 2001, the ticker symbol under which the Company's common stock is listed for trading on the NASDAQ National Market was changed from "XCAR" to "QVDX".

     The following table sets forth, for the period indicated, the range of high and low closing sales prices per share of Common Stock, as reported on the Nasdaq National Market.

                                                               HIGH     LOW
                                                              ------   ------
2000
First Quarter (February 10, 2000 to March 31, 2000).........  $31.25   $14.13
Second Quarter..............................................   11.44     5.31
Third Quarter...............................................    6.00     3.00
Fourth Quarter..............................................    9.25     4.00
2001
First Quarter...............................................  $ 7.63   $ 5.38
Second Quarter..............................................   13.50     5.85
Third Quarter...............................................   16.85    10.96
Fourth Quarter..............................................   12.09     6.55
2002
First Quarter (January 1, 2002 to March 15, 2002)...........  $ 8.95   $ 6.00

     At March 15, 2002 the last reported sale price of the common stock was $6.00 per share, and the number of registered holders of record of the common stock was approximately 528. Because many of the Company's shares of common stock are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of stockholders represented by these record holders.

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

ITEM 6.  SELECTED FINANCIAL DATA

     The consolidated statements of operations data set forth below for the years ended December 31, 2001, 2000 and 1999 and the consolidated balance sheet data as of December 31, 2001 and 2000, are derived from and are qualified by reference to the Company's consolidated financial statements which are included elsewhere in this Annual Report. The consolidated statements of operations data for the years ended December 31, 1998 and 1997 and the consolidated balance sheet data as of December 31, 1999, 1998, and 1997 are derived from the Company's consolidated financial statements, which are not included in this Annual Report, but can be derived from other filings with the Securities and Exchange Commission.

                                                   YEAR ENDED DECEMBER 31,
                                      -------------------------------------------------
                                        2001       2000      1999      1998      1997
                                      --------   --------   -------   -------   -------
                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Total revenue.......................  $ 51,418   $ 10,681   $ 4,853   $ 2,270   $ 5,984
Total costs and expenses............    58,788     33,025     7,974     5,915    14,641
                                      --------   --------   -------   -------   -------
Loss from operations................    (7,370)   (22,344)   (3,121)   (3,645)   (8,657)
Settlements received from contract
  terminations......................        --         --        --        --       250
Interest income (expense), net......     3,101      5,027       (67)     (437)        5
                                      --------   --------   -------   -------   -------
Loss before income taxes............    (4,269)   (17,317)   (3,188)   (4,082)   (8,402)
Income tax benefit..................        --         --        --        --     1,078
                                      --------   --------   -------   -------   -------
Net loss............................  $ (4,269)  $(17,317)  $(3,188)  $(4,082)  $(7,324)
                                      ========   ========   =======   =======   =======
Net loss per common share  --  basic
  and diluted.......................  $  (0.20)  $  (1.20)  $ (6.91)  $(10.64)  $(18.92)
                                      ========   ========   =======   =======   =======
Weighted average common shares
  outstanding -- basic and
  diluted...........................    21,308     14,399       472       390       390
                                      ========   ========   =======   =======   =======

                                                  YEAR ENDED DECEMBER 31,
                                     -------------------------------------------------
                                      2001      2000       1999       1998      1997
                                     -------   -------   --------   --------   -------
                                                      (IN THOUSANDS)
BALANCE SHEET DATA:
Cash, cash equivalents and
  short-term investments...........  $63,486   $78,319   $  7,455   $    198   $   697
Working capital....................   62,659    82,759      8,138     (5,335)     (952)
Total assets.......................  214,704    96,908     13,183      2,805     4,026
Long-term debt.....................       --        --         --        284       939
Mandatorily redeemable convertible
  preferred stock..................       --        --     23,842      6,827     6,728
Stockholders' equity (deficit).....  188,887    92,839    (13,172)   (10,620)   (6,537)

     In reviewing the above data, you should consider the following:

     - During 1997, a major customer terminated its contract with us and paid $250,000 to settle all claims associated with the termination. As a result of the contract termination, during 1997 we abandoned an operating lease and incurred impairment charges for related fixed assets aggregating $887,000.

     - In 1999, we completed a sale of Series B convertible preferred stock with net proceeds totaling $13.7 million.

     - Our registration statement on Form S-1 covering our initial public offering (the "Offering") of 5,750,000 shares of common stock (including the underwriter's over-allotment option of 750,000 shares of common stock) at $18.00 per share was declared effective on February 9, 2000. The net proceeds to us from the sale of shares of our common stock in the offering at the initial public offering price of $18.00 per share, after deducting estimated expenses of $2.1 million and underwriting discounts and commissions of $7.2 million, was $94.2 million.

     - In October 2000, the Company entered into a Software License and Services Agreement (the "Agreement") with MedUnite, Inc. ("MedUnite") to provide software development services related to the pilot program. In connection with the Agreement, the Company issued warrants to MedUnite to purchase 1,350,000 shares of Quovadx's common stock at an exercise price of $4.06. The warrants were immediately vested, exercisable and non-forfeitable for a period of eighteen months from the date of grant. The fair value of the warrants was calculated to be $3.1 million and was determined using the Black-Scholes option pricing model utilizing a volatility factor of 120%, risk-free interest rate of 6.0% and an expected life of 18 months. The amounts billed to MedUnite up to the date that the first pilot was delivered (March 2001) were reduced by the fair value attributed to the warrants. For the year ended December 31, 2000, the Company allocated $2.2 million of the warrant charge to billings. The remaining value of the warrants of $0.9 million was allocated to billings in the first quarter of 2001. In 2001, MedUnite exercised all the warrants and purchased 1,012,167 million shares of the Company's common stock.

     - In 2000, the Company purchased all the outstanding stock of Advica Health Resources ("Advica") for 70,000 shares of common stock in a transaction accounted for as a purchase. The total purchase price of Advica was $2.2 million. We also acquired all of the outstanding stock of Integrated Media Inc. ("Integrated Media") for $2.1 million in a transaction accounted for as a purchase. The acquisitions generated goodwill and intangible assets totaling $3.5 million.

     - In June 2001, the Company consummated the acquisition of Confer Software, Inc., ("Confer") by merger of a wholly-owned subsidiary of Quovadx with Confer. The purchase price totaling $6.6 million included 592,453 shares of Quovadx common stock in exchange for the outstanding shares of Confer capital stock, the assumption of a $461,250 employee bonus plan that was paid in cash and $1.8 million in merger-related fees. In August 2001, the Company consummated the acquisition of Healthcare.com Corporation ("Healthcare.com"). Under the terms of the merger, a wholly-owned subsidiary of Quovadx merged with Healthcare.com and Healthcare.com became a wholly-owned subsidiary of Quovadx. Healthcare.com stockholders received a fixed exchange of 0.375 shares of Quovadx's common stock for each share of Healthcare.com common stock they owned. The purchase price totaling $93.1 million included 10,702,043 shares of Quovadx common stock issued in exchange for all outstanding shares of Healthcare.com capital stock and $4.5 million in professional fees. In December 2001, the Company consummated the acquisition of the Pixel Group, ("Pixel"). The purchase price totaling $7.3 million included $5.0 million in cash and 201,794 shares of Quovadx common stock in exchange for the outstanding shares of Pixel capital stock. The aforementioned business acquisitions were accounted for under the purchase method of accounting.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Quovadx, Inc., (the "Company", "Quovadx", "our", or "we") is a provider of Total Business Integration products and services. The Company provides an end-to-end business infrastructure and integration software suite, as well as end-to-end service capabilities including consulting, transaction hosting and operations management for business-critical applications. Using our XML-based QDX Platform, the Company has assisted more than 1500 organizations in the healthcare, media and entertainment sectors streamline business processes, solve difficult process integration challenges, and leverage existing legacy system data. The Quovadx Total Integration Business Model is an end-to-end solution comprised of three component parts: the QDX Technology Platform Suite, Professional Services and Process Management Services. Our model creates value for our customers by allowing them to automate business processes, extend these processes and transact with their trading partners, while preserving the significant investments they have made in their legacy systems. Our Total Business Integration technology platform solves difficult application-to-application integration, business-to-business integration, business-to-consumer integration and business process management issues both inside and outside the enterprise.

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

OPERATING SEGMENTS

     We operate in three segments: professional services, software licenses, and recurring revenue. The professional services segment includes revenue generated from software implementation, engineering, and integration. The software license segment includes revenues from perpetual software license sales and from software subscriptions. The recurring revenue segment includes revenue generated from hosting services, maintenance services, transaction services, and other services.

BUSINESS ACQUISITIONS

     On November 8, 2000, we purchased all of the outstanding common shares of United Healthscope, Inc. d/b/a Advica Health Resources ("Advica"). The purchase price totaling $2.2 million included 70,000 shares of Quovadx common stock, $830,000 in cash, and professional fees directly related to the acquisition, net of accounts receivable and the Company's investment in Advica.

     On November 29, 2000, the Company purchased all of the outstanding capital stock of Integrated Media Inc. ("Integrated Media"). The purchase price, totaling $2.1 million, consisted of cash and professional fees directly related to the acquisition. In addition to the $2.1 million purchase price, the Company paid $1.0 million to the former president of Integrated Media to assist with the transition, which was charged to sales and marketing expense over a one-year period ending on November 28, 2001.

     On June 7, 2001, the Company consummated the acquisition of Confer Software, Inc., ("Confer") by merger of a wholly-owned subsidiary of Quovadx with Confer. The purchase price totaling $6.6 million included 592,453 shares of Quovadx common stock in exchange for the outstanding shares of Confer capital stock, the assumption of a $461,250 employee bonus plan that was paid in cash and $1.8 million in merger-related fees. The purchase price was allocated to the acquired assets and liabilities at their fair values as of June 7, 2001. The acquired intangible assets consisted of $1.0 million in developed technology, $0.4 million in acquired workforce, and $0.4 million in patents. The Company recorded the remaining excess purchase price of $3.8 million as goodwill.

     On August 13, 2001, Quovadx consummated the acquisition of Healthcare.com Corporation ("Healthcare.com"). Under the terms of the merger, a wholly-owned subsidiary of Quovadx merged with Healthcare.com and Healthcare.com became a wholly-owned subsidiary of Quovadx. Healthcare.com stockholders received a fixed exchange of 0.375 shares of Quovadx's common stock for each share of Healthcare.com common stock they owned. The purchase price totaling $93.1 million included 10,702,043 shares of Quovadx common stock issued in exchange for all outstanding shares of Healthcare.com capital stock and $4.5 million in professional fees. The purchase price was allocated to the acquired assets and liabilities at their fair values as of August 13, 2001. The acquired intangible assets consisted of $14.4 million in developed technology, $5.7 million in acquired customer base, $1.8 million to a distribution agreement, and $0.6 million in trade name. The Company recorded the remaining excess purchase price of $82.8 million as goodwill.

     On December 14, 2001, the Company consummated the acquisition of the Pixel Group ("Pixel"). The purchase price totaling $7.3 million included $5.0 million in cash and 201,794 shares of Quovadx common stock in exchange for the outstanding shares of Pixel capital stock. The preliminary estimate of goodwill and identifiable intangible assets acquired is $7.2 million. The purchase price allocation will be finalized in 2002 upon receipt of the independent appraisal.

     The Company retained an independent appraiser to assist with the assigning of the fair values to the identifiable intangible assets acquired from the Advica, Integrated Media, Confer and Healthcare.com acquisitions. The valuations relied on methodologies that most closely related to the fair market value assignment with the economic benefits provided by each asset and risks associated with the assets. The goodwill recognized in the Pixel and Healthcare.com acquisitions are not subject to amortization but will be tested annually for impairment or more frequently if events or changes in circumstances indicate the asset might be impaired. Statement of Financial Accounting Standard
(SFAS) No. 142 eliminates amortization of goodwill and indefinite-lived intangible assets. However, SFAS No. 142 also requires the Company to perform impairment tests at least annually on all goodwill and other indefinite-lived intangible assets. These statements are required to be adopted by the Company on January 1, 2002 for all acquisitions and immediately for any acquisitions entered into after July 1, 2001. The intangible assets recognized in the acquisitions are being amortized over their estimated lives ranging from three to eight years. Operating results from the date of acquisitions are included in our consolidated financial results as of and for the year ended December 31, 2001.

CRITICAL ACCOUNTING POLICIES

     The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The Company believes that of the significant accounting policies described in Note 1 to the consolidated financial statements, the following involve a higher degree of judgment and complexity.

  REVENUES

     The Company recognizes revenue in accordance with the provisions of Statement of Position ("SOP") 97-2, "Software Revenue Recognition", as amended, and SOP 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts".

     License agreements generally provide that customers pay a license fee based on a specified number of instances of the software and the type of software modules licensed. Customers that purchase licenses generally enter into one-year maintenance agreements that entitle the customer to receive unspecified software upgrades, error corrections and telephone support, generally for a fixed fee.

     The methodology the Company uses to recognize software license and related services revenue is dependent on whether the Company has established vendor specific objective evidence ("VSOE") of fair value for the separate elements of the multiple-element agreement.

     If an agreement includes both license and service elements, the license fee is recognized on delivery of the software if the remaining services are not essential to the functionality of the software, the collection of the fees is probable, the fees are fixed and determinable, agreement is signed and the Company has established VSOE of fair value for the remaining services. Revenue from the related services is recognized as the services are provided.

     When the related services are essential to the functionality of the base product or the Company has not established VSOE of fair value for the remaining services, the fees are deferred and the entire contract is recognized as the services are provided.

     Maintenance revenue is derived from agreements for providing unspecified software upgrades, error corrections and telephone support. Maintenance revenue is recognized ratably over the service period, which is generally 12 months.

     Professional services revenue represents software development, implementation and consulting services. When derived from a fixed price contract and collection of fees is probable, the Company recognizes professional services revenue using the percentage of completion method of accounting. When derived from a time and materials contract and the collection of fees is probable, the Company recognizes professional services revenue as the services are provided.

     Process management and services revenues represent application hosting, transaction processing and other services. When the fees are fixed and determinable and collection of the fees is probable, revenue is recognized over the service period. When the fees are on a per transaction basis and collection of the fees is probable, revenue is recognized as the transactions are processed.

     When collection of the fees is not probable, revenue is recognized as cash is collected. The Company does not require collateral from its customers and an allowance for doubtful accounts is maintained for credit losses.

     When revenue is recognized using the percentage of completion basis of accounting, the Company's management estimates the costs to complete the services to be provided under the contract. The Company may encounter budget and schedule overruns caused by increased material, labor or overhead costs. Adjustments to cost estimates are made in the period in which the facts requiring such revisions become known. Estimated losses, if any, are recorded in the period in which the current estimates of the costs to complete the services exceed the revenues to be recognized under the contract.

  EXPENSES

     Cost of revenue includes personnel and related benefit costs, payments to third-party consultants who assist with implementation and support services, facilities costs, amortization of acquired and capitalized software and equipment depreciation. Sales and marketing expenses consist of personnel and related benefit costs, including commissions, travel expenses, field sales office expenses, advertising and promotion costs. General and administrative expenses include personnel and related benefit costs for our executive, legal, administrative, finance and human resources functions, as well as accounting fees, insurance expense, investor relation costs and bad debt expense. Research and development expense includes personnel and related benefit costs for product development, enhancements to existing applications and services and quality assurance activities.

  ALLOWANCE FOR DOUBTFUL ACCOUNTS

     The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of certain customers to pay their accounts receivable balances. The Company assesses financial condition of its customers to determine if there is an impairment of their ability to make payments and additional allowances may be required if the financial condition of the Company's customers deteriorates.

  SOFTWARE DEVELOPMENT COSTS

     Software development costs are required to be expensed until the point that technological feasibility of the product is established. Once technological feasibility is established, such costs are capitalized until general availability of the product. The establishment of technological feasibility and continuing evaluation of the recoverability of the capitalized software development costs requires management's judgment with respect to the impact of external factors such as future revenue, estimated economic life and changes in software and hardware technologies. Capitalized software development costs are amortized on a straight-line basis over an estimated life, which is generally three to five years. The Company capitalize internal and external labor, and other related costs incurred in developing the software once technological feasibility is attained.

  INCOME TAXES

     Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable earnings. Valuation allowances are established when necessary to reduce deferred tax assets to the amount more likely than not to be realized. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities.

RESULTS OF OPERATIONS

     The following table sets forth financial data for the periods indicated as a percentage of revenue.

                                                            YEAR ENDED DECEMBER 31,
                                                           --------------------------
                                                           2001       2000      1999
                                                           -----     ------     -----
Total revenue............................................  100.0%     100.0%    100.0%
Costs and expenses:
  Cost of revenue........................................   60.4      132.7      80.8
  Amortization of acquired software......................    4.0         --        --
  Sales and marketing....................................   17.1       48.8      22.8
  General and administrative.............................   19.5       86.2      38.5
  Research and development...............................    9.3       27.6      11.8
  Amortization of goodwill and other intangible assets...    3.1        0.1        --
  Stock compensation expense.............................    0.9       12.9      10.4
                                                           -----     ------     -----
          Total costs and expenses.......................  114.3      309.2     164.3
                                                           -----     ------     -----
Loss from operations.....................................  (14.3)    (209.2)    (64.3)
Interest income (expense), net...........................    6.0       47.1      (1.4)
                                                           -----     ------     -----
Net loss.................................................   (8.3)%   (162.1)%   (65.7)%
                                                           =====     ======     =====

  YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

     Total Revenue. Total revenue increased $40.7 million, or 381%, to $51.4 million for the year ended December 31, 2001 from $10.7 million for the year ended December 31, 2000. Revenue from the professional services segment increased $20.0 million or 270% due to professional services projects that were higher in value over professional services projects in production in the prior year. The Company also experienced an increase of $6.4 million in revenue generated from its software license segment. Increased revenues generated from the software license segment are primarily related to the acquisition of Healthcare.com and amortization of deferred license revenue. Revenue derived from the recurring revenues segment increased $14.1 million, or 442%, due to an increase in transaction processing revenues and maintenance revenue. Professional services revenue in 2001 and 2000 were offset by $0.9 million and $2.2 million due to amortization of a deferred warrant charge, which relates to the fair value of the warrants issued to MedUnite in connection with a software license and services agreement signed in the fourth quarter of 2000. Revenue increase related to the Company's 2001 business acquisitions totaled $18.0 million.

     Cost of revenue. Cost of revenue, including amortization of acquired software, increased $18.9 million, or 134%, to $33.1 million for the year ended December 31, 2001 from $14.2 million in 2000. The increase in the cost of revenue is related to higher payroll and payroll related expense due to the cost of additional personnel to support the revenue growth in our professional services and maintenance segments. As a percentage of revenue, cost of sales has decreased to 64% for the twelve months ended December 31, 2001 from 133% from the twelve months ended December 31, 2000 due to a shift in the Company's product mix to reflect a higher percentage of revenues from the higher margin software license segment. Cost of revenue also includes the amortization of software costs totaling $2.1 million for the year ended December 31, 2001.

     Sales and marketing. Sales and marketing expense increased $3.6 million, or 68%, to $8.8 million for the year ended December 31, 2001 from $5.2 million for the year ended December 31, 2000. Sales and marketing expenses increased due an increase in the size of the Company's sales force and product marketing professionals. Additionally, increased expenditures related to the rebranding and repositioning of the organization after the Healthcare.com acquisition also added to the increase in sales and marketing expense.

     General and administrative. General and administrative expense increased $0.8 million, or 9.1%, to $10.0 million for the year ended December 31, 2001 from $9.2 million for the year earlier period. The increase in general and administrative expenses was primarily due to an increase in personnel in the areas of legal, human resources, accounting and administration, increased costs from outside legal firms and accounting fees due to the increased size of the Company, higher insurance expense, particularly directors and officers insurance, and higher rent and facility costs related to expansion of our facilities.

     Research and development. Research and development expense increased $1.8 million, or 62%, to $4.8 million for the year ended December 31, 2001 from $3.0 million for the year ended December 31, 2000. The increase in research and development expenses reflects an increase in headcount in the research and development department to develop our transaction platform, QDX Platform and the continued development of our adaptive applications.

     Amortization of goodwill and acquired intangibles. The amortization of goodwill and acquired intangible assets results from our business acquisitions. The Company retained an independent appraiser to assist with the assigning of the fair values to the identifiable intangibles acquired from the Advica, Integrated Media, Confer and Healthcare.com acquisitions. The goodwill recognized in the Pixel and Healthcare.com acquisitions was not subject to amortization but will be tested annually for impairment or more frequently if events or changes in circumstances indicate the asset might be impaired. Statement of Financial Accounting Standard (SFAS) No. 142 eliminates amortization of goodwill and indefinite-lived intangible assets. However, SFAS No. 142 also requires the Company to perform impairment tests at least annually on all goodwill and other indefinite-lived intangible assets. These statements are required to be adopted by the Company on January 1, 2002 for all acquisitions and immediately for any acquisitions entered into after July 1, 2001. The intangible assets recognized in the acquisitions are being amortized over their estimated lives ranging from three to eight years. Goodwill and other intangible assets amortization for the twelve months ended December 31, 2001 was $1.6 million. The increase in the amortization of goodwill and acquired intangible assets was primarily related to the acquisitions of Healthcare.com and Confer and a full year of amortization for the acquisitions of Advica and Integrated Media.

     Stock compensation expense. During 1999 and through February 10, 2000, the effective date of the Company's initial public offering, in connection with stock options granted to certain employees and a consultant under the stock plan, we have recorded unearned stock compensation representing the difference between the exercise price of the options and the deemed fair value of our common stock at the date of grant. We recorded aggregate unearned compensation of $2.8 million in connection with these stock options. This stock compensation will be amortized to expense over the period during which the options or common stock subject to repurchase vest, generally four years, using an accelerated method as described in Financial Accounting Standards Board Interpretation No.
28. Amortization of stock compensation expense amounted to $0.5 million for the year ended December 31, 2001 compared to $1.4 million in 2000. We expect to recognize amortization expense related to unearned compensation for the aforementioned grants of $0.2 million in 2002. See Note 5 of Notes to Financial Statements.

     Interest income (expense), net. Interest income (expense), net includes interest income on cash and investments partially offset by interest expense. Interest income decreased $1.9 million, to $3.1 million for the year ended December 31, 2001 from interest income of $5.0 million for the prior year. The decrease in interest income is primarily due to a decrease in interest rates from the prior comparable period and a decrease in our cash, cash equivalents and short-term investments balances to fund our operations and acquisitions.

     Income tax benefit. No provision for federal and state income taxes has been recorded for the years ended December 31, 2001 or 2000, as we have incurred net operating losses for each of these periods. We believe that, based on the history of losses and other factors, the weight of available evidence indicates that it is not likely that we will be able to realize our deferred tax assets, and thus a full valuation allowance has been recorded against such assets as of December 31, 2001.

     Segment results. Segment results represent margins which, for segment reporting purposes, exclude certain costs and expenses, including corporate expenses, taxes other than income and other non-recurring charges. See Note 9 to the consolidated financial statements.

                                                       YEAR ENDED DECEMBER 31,
                                                       -----------------------   INCREASE/
                                                          2001         2000      (DECREASE)
                                                       ----------   ----------   ----------
Professional services................................   $ 11,560     $ (3,216)    $14,776
Software license fees................................      4,001           --       4,001
Recurring revenue....................................      2,736         (276)      3,012
Other................................................    (22,566)     (13,825)     (8,741)
                                                        --------     --------     -------
                                                        $ (4,269)    $(17,317)    $13,048
                                                        ========     ========     =======

     The increase in margin for the professional services and recurring revenue segments are primarily related to the revenue growth in 2001 over the prior year. Revenue for the professional services and recurring revenue segments increased 270% and 442%, respectively, over the prior year. The growth in the software license fees segment is primarily related to the acquisition of Healthcare.com and amortization of deferred license revenue. The Company's product mix has shifted to reflect a higher percentage of revenue from the higher margin software license segment.

  YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

     Total Revenue. Total revenue increased $5.8 million, or 120.0%, to $10.7 million for the year ended December 31, 2000 from $4.9 million for the year ended December 31, 1999. Amounts billed or billable to MedUnite of $2.2 million as of December 31, 2000 were reduced by the same amount which relate to the fair value of the warrants issued to MedUnite in connection with the software license and services agreement signed in the fourth quarter of 2000. The increase in total revenue is primarily related to increased professional services revenue derived from increased Internet-based development projects over the prior year. Internet-based development projects generally are higher in dollar value than our other services. Higher recurring revenue from Web site hosting, transaction processing and maintenance services for the twelve months ended December 31, 2000 as compared to the twelve months December 31 1999 also added to the increase in total revenue. Total revenue also increased due to the acquisition of Advica and Integrated Media in the fourth quarter of 2000.

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

     General and administrative. General and administrative expenses increased $7.3 million, or 393.1%, to $9.2 million for the year ended December 31, 2000 from $1.9 million for the year earlier period. The increase in general and administrative expenses was primarily due to:

     - an increase in personnel in the areas of human resources, accounting and administration and an increase in benefits expense related to the increase in personnel and recruiting costs,

     - higher legal and accounting fees associated with periodic reporting requirements of a public company,

     - increased insurance expense related to purchasing directors and officers insurance,

     - higher rent expense related to expansion of our facilities,

     - higher depreciation expense related to an increase in capital expenditures to support our operations,

     - higher bad debt expense related to increased revenues,

     - the acquisition of Advica and Integrated Media, and

     - increased investor relations expense associated with a public company.

     Research and development. Research and development expenses increased $2.4 million, or 413.4%, to $3.0 million for the year ended December 31, 2000 from $0.6 million for the year ended December 31, 1999. The increase in research and development expenses reflects an increased use of third-party contractors related to the development of our transaction platform, QDX Platform offset by a decrease in salary expense. Additionally, higher rent expense related to our new Santa Clara research and development facility also added to the increase in research and development expense.

     Amortization of goodwill and acquired intangibles. The amortization of goodwill and acquired intangibles results from our business acquisitions. The Company retained an independent appraiser to assist with the assigning of the fair values to the identifiable intangibles acquired from Advica and Integrated Media. Goodwill and other intangibles amortization for the twelve months ended December 31, 2000 was $96,000.

     Stock compensation expense. During 1999 and through February 10, 2000, the effective date of the Company's initial public offering, in connection with stock options granted to certain employees and a consultant under the stock plan, we have recorded unearned stock compensation representing the difference between the exercise price of the options and the deemed fair value of our common stock at the date of grant. We recorded aggregate unearned compensation of $2.8 million in connection with these stock options. This stock compensation will be amortized to expense over the period during which the options or common stock subject to repurchase vest, generally four years, using an accelerated method as described in Financial Accounting Standards Board Interpretation No.
28. Amortization of stock compensation expense amounted to $1.4 million for the year ended December 31, 2000 compared to $504,000 in 1999. See Note 5 of Notes to Financial Statements.

     Interest income (expense), net. Interest income (expense), net includes interest income on cash and cash equivalent balances partially offset by interest expense on our convertible promissory notes and capital lease obligations. Interest income, net of interest expense, increased $5.1 million, to interest income of $5.0 million for the year ended December 31, 2000 from interest expense of $67,000 for the prior year. The increase in net interest income is primarily due to the interest income realized from the investment of the proceeds from our IPO in the first quarter 2000, the conversion of our convertible promissory notes into common shares simultaneously with our IPO and the reduction of debt and capital lease obligations during 1999.

     Income tax (benefit) expense. No provision for federal and state income taxes has been recorded for the years ended December 31, 2000 and 1999, as we have incurred net operating losses for each of these periods. We believe that, based on the history of losses and other factors, the weight of available evidence indicates that it is not likely that we will not be able to realize our deferred tax assets, and thus a full valuation allowance has been recorded against such assets as of December 31, 2000.

     Segment results. Segment results represent margins which, for segment reporting purposes, exclude certain costs and expenses, including corporate expenses, taxes other than income and other non-recurring charges. See Note 9 to the consolidated financial statements.

                                                            YEAR ENDED
                                                           DECEMBER 31,
                                                        ------------------
                                                          2000      1999     (DECREASE)
                                                        --------   -------   ----------
Professional services.................................  $ (3,216)  $   720    $ (3,936)
Recurring revenue.....................................      (276)      210        (486)
Other.................................................   (13,825)   (4,118)     (9,707)
                                                        --------   -------    --------
                                                        $(17,317)  $(3,188)   $(14,129)
                                                        ========   =======    ========

     The decrease in margins for both the professional services and recurring revenue segments is primarily related to the cost of additional personnel hired to support the growth in our Internet-based development projects and an increase in the ratio of third-party contractors to Company personnel in the first three quarters of 2000. Third-party contractors generally cost the Company more than our own personnel and consequently generate lower gross profit margins.

LIQUIDITY AND CAPITAL RESOURCES

     We have historically financed our operations through a combination of cash flow from operations, private sales of common and convertible preferred stock, issuances of convertible promissory notes and public sales of common stock.

     We expect to use our cash, cash equivalents and short-term investments for general corporate purposes, working capital and capital expenditures to fund our operations and to continue expanding our product offerings. The amounts and timing of our actual expenditures will depend upon numerous factors, including the status of our product development efforts, marketing and sales activities, the amount of cash generated by our operations and competition. We may find it necessary or advisable to use portions of our cash and cash equivalents for other purposes. A portion of our cash, cash equivalents and short-term investments may also be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. Pending use of our cash and cash equivalents and short-term investments for the above purposes, we intend to invest such funds in short-term, interest-bearing, investment-grade securities.

     Net cash used in operating activities was $4.6 million in 2001, $17.3 million in 2000 and $4.4 million in 1999. The decrease in net cash used in operating activities in 2001 is primarily attributable to the reduction in net losses from 2000 and an increase in unearned revenue related to the receipt of license and maintenance fees, offset by an increase in unbilled revenues and decrease in accounts payable and accrued liabilities.

     Net cash used in investing activities was $9.0 million in 2001, $48.2 million in 2000 and $1.2 million in 1999. The decrease in net cash used in investing activities in 2001 is primarily attributable to a decrease in the net purchases of short-term investments of $43.9 million compared to 2000. In 2001, net cash expenditures used in business acquisitions increased $5.1 million to $7.0 million from $2.9 million in 2000.

     Net cash provided by financing activities was $1.7 million for 2001. The Company received $4.6 million related to proceeds from the exercise of stock options and the sale of stock through our employee stock purchase plan, which was partially offset by a $3.0 million payment to extinguish a Healthcare.com line of credit. Net cash provided by financing activities of $95.4 million for the twelve months ended December 31, 2000 was primarily related to the net proceeds received from our initial public offering. In February 2000, we completed our initial public offering and issued 5,750,000 shares of common stock (including the underwriter's over-allotment of 750,000 shares of common stock) at an initial public offering price of $18.00 per share. We received $95.3 million in cash proceeds, net of underwriting discounts, commissions, and other offering costs. The net cash provided by financing activities of $12.9 million for 1999 was primarily related to the net proceeds received from the issuance of convertible preferred stock.

     The Company has commitments pursuant to certain lease obligations and royalty agreements. See Note 7 to the consolidated financial statements for a discussion of these commitments.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations completed after June 30, 2001. SFAS No. 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS No. 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001.

     SFAS No. 142 eliminates amortization of goodwill and indefinite lived intangible assets. However, SFAS No. 142 also requires the Company to perform impairment tests at least annually on all goodwill and other intangible assets. SFAS No. 142 is required to be adopted by the Company on January 1, 2002 and immediately for any acquisitions entered into after July 1, 2001. The Company has adopted these statements for all business acquisitions entered into after July 1, 2001, for which goodwill of $87.6 million was recorded and in accordance with SFAS No. 142, no amortization was recorded in the year ended December 31, 2001. Amortization of goodwill for acquisitions completed prior to July 1, 2001 was $1.1 million and $60,000 for the years ended December 31, 2001 and 2000, respectively.

     The Company expects to perform the initial test for goodwill impairment in the first quarter of 2002. Any impairment charge related to the initial impairment test will be reflected as a cumulative change in accounting principle in the first quarter of 2002. The Company has not determined the effect of the initial impairment test on the earnings and financial position of the Company.

     In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", which supersedes SFAS No. 121 and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations" and provides a single accounting model for long-lived assets to be disposed of. In SFAS No. 144, the criteria for discontinued operation presentation is changed to a component of the business rather than a segment of the business. Assets to be disposed of would be classified as held for sale when management, having the authority to approve the action, commits to a plan to sell the assets meeting all required criteria. The assets must be available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets and the sale of the asset must be probable and its transfer expected to qualify for recognition as a completed sale within one year, with certain exceptions. If the plan of sale criteria are met after the balance sheet date but before issuance of the financial statements, the related asset would continue to be classified as held and used at the balance sheet date. Assets to be abandoned or distributed to shareholders are considered held for use until shutdown or distributed, respectively. SFAS No. 144 is effective for fiscal years beginning after January 1, 2002. The Company is assessing the impact of SFAS No. 144 on the earnings and financial position of the Company.

RISK FACTORS

     The following risk factors could materially and adversely affect our operating results and could cause actual events to differ materially from those predicted in any forward-looking statements related to our business.

 WE HAVE HISTORICALLY INCURRED LOSSES AND WE MAY NOT BE ABLE TO SUSTAIN PROFITABILITY.

     Although we were profitable the last two quarters of 2001, we incurred losses for the first two quarters of 2001 and for the years ended December 31, 2000, 1999 and 1998. As of December 31, 2001, we had an accumulated deficit of $35.9 million. Since we began developing and marketing our Internet-based healthcare products and services in early 1999, we have funded our business primarily by borrowing funds and from the sale of our stock, not from cash generated by our business. We expect to continue to incur significant sales and marketing, research and development and general and administrative expenses. As a result, we may experience losses and negative cash flows in the future. Factors which may prevent us from achieving or maintaining profitability and cause our stock price to decline include the demand for and acceptance of our products, product enhancements and services, and our ability to attract new customers, as well as a number of other factors described elsewhere in this section.

 OUR QUARTERLY OPERATING RESULTS ARE LIKELY TO FLUCTUATE SIGNIFICANTLY AND MAY FAIL TO MEET THE EXPECTATIONS OF SECURITIES ANALYSTS AND INVESTORS, CAUSING OUR SHARE PRICE TO DECLINE.

     Our quarterly operating results have fluctuated significantly in the past and are likely to fluctuate in the future. Moreover, our operating results in some quarters may not meet the expectations of stock market analysts and investors. In that event, our stock price would likely decline. As a result of our limited history of profitable operations, our business strategy and the evolving nature of the markets in which we compete, we may have difficulty accurately forecasting our revenue in any given period. In addition to the factors discussed elsewhere in this section, a number of factors may cause our revenue to fall short of our expectations or cause fluctuations in our operating results, including:

     - any delay in the introduction of new applications, services and products offerings and enhancements of existing solutions;

     - the loss of a major customer;

     - the amount and timing of operating costs and capital expenditures relating to the expansion of our operations;

     - increased product development and engineering expenditures required to keep pace with technological changes;

     - the capital and expense budgeting decisions of our customers;

     - the announcement or introduction of new or enhanced products or services by our competitors.

 THE MARKET FOR TOTAL BUSINESS INTEGRATION SOFTWARE MAY NOT GROW AS QUICKLY AS WE ANTICIPATE, WHICH WOULD CAUSE OUR REVENUES TO FALL BELOW EXPECTATIONS.

     The market for Total Business Integration software is relatively new and evolving. We earn a substantial portion of our revenue from sales of our business process management software, including application integration software, and related services. We expect to earn substantially all of our revenue in the foreseeable future from sales of these product and services. Our future financial performance will depend on continued growth in the number of organizations demanding software and services for Total Business Integration, information delivery and seeking outside vendors to develop, manage and maintain this software for their critical applications. Many of our potential customers have made significant investments in internally developed systems and would incur significant costs in switching to our products, which may substantially inhibit the growth of the market for our software. If the market fails to grow, or grows more slowly than we expect, our sales will be adversely affected. In addition, a weakening global economy may lead to slower sales growth.

 OUR ACQUISITION STRATEGY COULD CAUSE FINANCIAL OR OPERATIONAL PROBLEMS.

     Our success depends on our ability to continually enhance and broaden our products offering in response to changing technology customer demands, and competitive pressures. To this end, we may acquire new and complementary businesses, products or technologies. We do not know if we will be able to complete any acquisitions or that we will be able to successfully integrate any acquired business, operate them profitably, or retain their key employees. Integrating any newly acquired business, product or technology could be expensive and time-consuming, could disrupt our ongoing business, and could distract our management. We may face competition for acquisition targets from larger and more established companies with greater financial resources. In addition, in order to finance any acquisitions, we might need to raise additional funds through public or private financings. In that event, we could be forced to obtain equity or debt financing on terms that are not favorable to us and, in the case of equity financing, that results in dilution to our stockholders. If we are unable to integrate any newly acquired entity, products or technology effectively, our business, financial condition and operating results would suffer. In addition, the amortization of intangible assets or other charges resulting from the cost of acquisitions could harm our operating results.

 IF WE CANNOT EXECUTE OUR STRATEGY TO ESTABLISH AND MAINTAIN OUR RELATIONSHIPS WITH ESTABLISHED HEALTHCARE INDUSTRY PARTICIPANTS, OUR APPLICATIONS, SERVICES AND PRODUCTS MAY NOT ACHIEVE MARKET ACCEPTANCE.

     Relationships with established healthcare industry participants are critical to our success. These relationships include customer, vendor, distributor and co-marketer relationships. To date, we have established a number of these relationships. Once we have established a relationship with an established healthcare industry participant, we rely on that participant's ability to assist us in generating increased acceptance and use of our applications, services and product offerings. We have limited experience in maintaining relationships with healthcare industry participants. Additionally, the other parties to these relationships may not view these relationships with us as significant to their own business, and they may reassess their commitment to us or decide to compete directly with us in the future. We generally do not have agreements that prohibit them from competing against us directly or from contracting with our competitors. We cannot guarantee that any such party will perform its obligations as agreed or contemplated or that we would be able to specifically enforce any agreement with it. Our arrangements generally do not establish minimum performance requirements, but instead rely on the voluntary efforts of the other party. Therefore, we cannot guarantee that these relationships will be successful. If we were to lose any of these relationships, or if the other parties were to fail to collaborate with us to pursue additional business relationships, we would not be able to execute our business plans and our business would suffer significantly. Moreover, we may not experience increased use of our applications, services and product offerings even if we establish and maintain these relationships.

 IF OUR TRANSACTION HOSTING SERVICES SUFFER INTERRUPTIONS, OUR BUSINESS AND REPUTATION COULD BE HARMED.

     In the past, our customers have experienced some interruptions with our transaction hosting services. Similar interruptions may continue to occur from time to time. These interruptions could be due to hardware and operating system failures. We currently process customer transactions and data at our facility in Albuquerque, New Mexico as well as in a third-party hosting facility in Atlanta, Georgia. Although we have safeguards for emergencies in each location, we do not have fully operational procedures for information processing facilities if either primary facility is not functioning. The occurrence of a major catastrophic event or other system failure at either facility could interrupt data processing or result in the loss of stored data. In addition, we depend on the efficient operation of Internet connections from customers to our systems. These connections, in turn, depend on the efficient operation of Web browsers, Internet service providers and Internet backbone service providers, all of which have had periodic operational problems or experienced outages. Any system delays, failures or loss of data, whatever the cause, could reduce customer satisfaction with our applications, services and product offerings.

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

 IF WE FAIL TO MEET PERFORMANCE STANDARDS WE MAY EXPERIENCE A DECLINE IN
 REVENUES.

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

 IF COMPLIANCE WITH GOVERNMENT REGULATION OF HEALTHCARE BECOMES COSTLY AND DIFFICULT FOR OUR CUSTOMERS, WE MAY NOT BE ABLE TO GROW OUR BUSINESS.

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

     The healthcare market itself is highly regulated and subject to changing political, economic and regulatory influences. These factors affect the purchasing practices and operations of healthcare organizations. Changes in current healthcare financing and reimbursement systems, such as modifications which may be required by the Health Insurance Portability and Accountability Act of 1996, may cause us to make unplanned enhancements of software applications or services, result in delays or cancellations of orders, or result in the revocation of endorsement of our applications and services by healthcare participants. Federal and state legislatures have periodically considered programs to reform or amend the U.S. healthcare system at both the federal and state level. These programs may contain proposals to increase governmental involvement in healthcare, lower reimbursement rates or otherwise change the environment in which healthcare market participants operate. Healthcare market participants may respond by reducing their investments or postponing investment decisions, including investments in our applications and services. We do not know what effect any proposals would have on our business.

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

 WE MAY FACE PRODUCT-RELATED LIABILITIES THAT COULD FORCE US TO PAY DAMAGES, WHICH WOULD HURT OUR REPUTATION.

     Although our customers and we test our applications, services and product offerings, they may contain defects or result in system failures. These defects or problems could result in the loss of or delay in generating revenue, loss of market share, failure to achieve market acceptance, diversion of development resources, injury to our reputation or increased insurance costs. Our contracts limit our liability arising from our errors; however, these provisions may not be enforceable and may not protect us from liability. While we have general liability insurance that we believe is adequate, including coverage for errors and omissions, we may not be able to maintain this insurance on reasonable terms in the future. In addition, our insurance may not be sufficient to cover large claims and our insurer could disclaim coverage on claims. If we are liable for an uninsured or underinsured claim or if our premiums increase significantly, our financial condition could be materially harmed.

 IF WE DO NOT ESTABLISH AND MAINTAIN OUR BRAND, OUR REPUTATION COULD BE ADVERSELY AFFECTED.

     In order to increase our customer base and expand our online traffic, we must establish, maintain and strengthen our brand. For us to be successful in establishing our brand, professionals in the healthcare and other targeted markets must perceive us as offering quality, cost-effective, communications, information and administrative services. Our reputation and brand name could be harmed if we experience difficulties in introducing new applications, services and product offerings, if these applications, services and product offerings are not accepted by customers, if we are required to discontinue existing applications, services and product offerings or if our products and services do not function properly.

 WE ARE SUBJECTED TO MANY RISKS BECAUSE OUR BUSINESS IS DEPENDENT ON OUR INTELLECTUAL PROPRIETARY RIGHTS.

     We are exposed to infringement risks. Our intellectual property is important to our business. We may be subject to intellectual property infringement claims as the number of our competitors grows and the functionality of our applications overlaps with competitive offerings. These claims, whether or not meritorious, could be expensive, divert our attention from operating our company, result in costly litigation, cause product shipment delays, or require us to enter into royalty or licensing agreements, any of which could seriously harm our business, financial condition and results of operations. If we become liable to third parties for infringing on their intellectual property rights, we would be required to pay a substantial damage award and to develop non-infringing technology, obtain a license or cease selling the applications that contain the infringing intellectual property. We may be unable to develop non-infringing technology or obtain a license on commercially reasonable terms, or at all. In the event an intellectual property claim against us was successful and we could not obtain a license on acceptable terms, license a substitute technology or redesign to avoid infringement, our business, financial condition and results of operations would be seriously harmed. In addition, we may not be able to protect against misappropriation of our intellectual property. Third parties may infringe upon our intellectual property rights, we may not detect this unauthorized use and we may be unable to enforce our rights.

     We rely on third parties for technology in our products. We depend upon third-party suppliers and licensors to provide software that is incorporated in certain of our products and the products that we distribute. We have no control over the scheduling and quality of work of these third-party software suppliers and licensors. Additionally, the third-party software may not continue to be available to us on commercially reasonable terms, if at all. Our agreements to license certain third-party software will terminate after specified dates unless they are renewed. We expect to sell multiple products to the same customers and problems with the third party technology in one product may adversely affect sales of other products to the same customer.

     Our products may be affected by unknown software defects. Our products depend on complex software, both internally developed and licensed from third parties. Complex software often contains defects, particularly when first introduced or when enhancements or new versions are released. Although we conduct extensive testing, we may not discover software defects that affect our new or current products or enhancements until after they are deployed. To date, we have not experienced any material software defects, however despite continued testing, defects may occur in our software. These defects could cause performance interruptions, which could damage our reputation with existing or potential customers, increase our service costs, cause us to lose revenue, delay market acceptance or divert our development resources, any of which could cause our business to suffer.

ITEM 7A.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     We currently develop and market our products primarily in the United States. As a majority of sales are currently made in U.S. dollars, a strengthening of the dollar could make our product less competitive in foreign markets. Our interest income is sensitive to changes in the general level of U.S. interest rates. Due to the short term-term nature of our investments, we believe that there is no material interest risk exposure. Based on the foregoing, no quantitative disclosures have been provided.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     For a discussion of the information required by this item, you should refer to pages F-1 through F-26 and S-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On April 11, 2001, the Company filed a Current Report on Form 8-K disclosing the dismissal of PricewaterhouseCoopers LLP as our independent accountants and hiring of Ernst & Young LLP. The decision to change accountants was approved by our Board of Directors upon recommendation by our Audit Committee. The reports of PricewaterhouseCoopers LLP on our financial statements as of December 31, 2000 and for each of the years ended December 31, 2000 and 1999, contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. During the years ended December 31, 2000 and 1999 and through April 11, 2001, there were no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which if not resolved to the satisfaction of PricewaterhouseCoopers LLP would have caused them to make reference thereto in their report on the financial statements for such years. Prior to April 11, 2001, the Company had not consulted with Ernst & Young on items that involved our accounting principles or the form of audit opinion to be issued on our financial statements.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item concerning the Company's directors is incorporated by reference to the information set forth in the sections entitled "Information About Nominees and Other Directors," "Directors' Compensation," and "Section 16(a) Beneficial Ownership Compliance" in the our Proxy Statement for the 2002 Annual Meeting of Stockholders (the "2002 Proxy Statement") to be filed with the Commission within 120 days after the end of the Company's fiscal year ended December 31, 2001.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item regarding executive compensation is incorporated by reference to the information set forth in the section entitled "Executive Compensation" in the our 2002 Proxy Statement to be filed with the Commission within 120 days after the end of the Company's fiscal year ended December 31, 2001.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth in the section entitled "Security Ownership of Certain Beneficial Holders and Management" in our 2002 Proxy Statement to be filed with the Commission within 120 days after the end of the Company's fiscal year ended December 31, 2001.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item regarding security ownership of certain relationships and related transactions is incorporated by reference to the information set forth in the section entitled "Certain Relationships and Related Transactions" in the our 2002 Proxy Statement to be filed with the Commission within 120 days after the end of the Company's fiscal year ended December 31, 2001.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this Annual Report on Form 10-K:

          1. Consolidated Financial Statements

          The following consolidated financial statements of Quovadx, Inc. are filed as part of this report:

                                                               PAGE
                                                              NUMBER
                                                              ------
Index to Consolidated Financial Statements..................    F-1
Report of Independent Auditors and Report of Independent
  Accountants...............................................    F-2
Consolidated Balance Sheets.................................    F-4
Consolidated Statements of Operations.......................    F-5
Consolidated Statements of Changes in Stockholders' Equity
  (Deficit).................................................    F-6
Consolidated Statements of Cash Flows.......................    F-7
Notes to the Consolidated Financial Statements..............    F-8

          2. Consolidated Financial Statement Schedules. The following consolidated financial statement schedule of the Company for each of the years ended December 31, 2001, 2000 and 1999, is filed as part of this Form 10-K and should be read in conjunction with the Consolidated Financial Statements, and the related notes thereto, of the Company.

                                                               PAGE
                                                              NUMBER
                                                              ------
Schedule II Valuation and Qualifying Accounts...............   S-1

        Schedules other than the one listed above have been omitted since they are either not required, not applicable, or the information is otherwise included.

          3. Exhibits. The exhibits listed on the accompanying index to exhibits are filed as part of, or incorporated by reference into, this Form 10-K.

     (b) Reports on Form 8-K

          1. October 16, 2001

             a. Reporting change in registrant's corporate name and new NASDAQ ticker symbol.

          2. October 26, 2001

             a. Reporting financial statements of Healthcare.com.

     (c) Index to Exhibits

EXHIBIT
 NUMBER                       DESCRIPTION OF DOCUMENT
-------                       -----------------------
   2.1(5)   Healthcare.com Merger Agreement
   3.1(1)   Amended and Restated Certificate of Incorporation.
   3.2(4)   Bylaws.
   4.1(1)   Form Common Stock Certificate.
   4.2(4)   Registration Rights Agreement by and Between XCare.net. and
            AHR Seller Group, LLC, the sole stockholder of
            United/HealthScope, Inc. (dba Advica Health Resources),
            dated November 8, 2000.
   4.3(7)   Registration Rights Agreement by and among Registrant and
            certain Stockholders of Confer Software, Inc., dated as of
            June 7, 2001.
   4.4(8)   Registration Rights Agreement, dated as of December 14, 2001 by and between Quovadx, Inc., and Francis Carden
   4.5(3)   Stockholders' Rights Plan.

EXHIBIT
 NUMBER                       DESCRIPTION OF DOCUMENT
-------                       -----------------------
  10.1(1)   Amended and Restated 1997 Stock Option Plan.
  10.2(1)   1999 Employee Stock Purchase Plan and related agreements.
  10.3(1)   1999 Director Option Plan and related agreements.
  10.4(4)   2000 Nonstatutory Stock Option Plan and related agreements.
  10.5(6)   Amended and Restated Healthcare.com Corporation Non-Employee
            Director Stock Option Plan (filed as Exhibit 10 to
            Healthcare.com's Quarterly Report on Form 10-Q for quarter ended June 30, 1999 (Commission file No. 0-27056) and
            incorporated herein by reference).
  10.6(6)   Healthcare.com Adjustment Stock Option Plan (filed as
            Exhibit 10.5 to Amendment No. 1 to Healthcare.com's
            Registration Statement on Form S-1 (Registration No.
            33-96478), and incorporated herein by reference).
  10.7(6)   Healthcare.com Restated Stock Option Plan Two (filed as
            Exhibit 10.2 to Healthcare.com's Quarterly Report on Form
            10-Q for the quarter ended March 31, 1998 (Commission file
            No. 0-27056), and incorporated herein by reference).
  10.8(1)   Offer letter, dated September 22, 1997, with Lorine Sweeney.
  10.9(2)   Office Lease Agreement dated November 1, 1999, by and
            between the Company and Mountain States Mutual Casualty
            Company.
  10.10(4)  United Healthscope, Inc. purchase agreement dated November
            8, 2000.
  10.11(5)  Form of Robert Murrie Employment Agreement.
  10.12(5)  Form of Severance Agreement.
  11.1      Form of Indemnification Agreement entered into by the
            Company with each of its directors and executive officers.
  12.1      Sublease Agreement, dated August 24, 2001, between Echo Bay
            Management Corp. and XCare.Net, Inc.
  16.1(9)   Letter regarding change in certifying accountant
  23.1      Consent of Ernst & Young LLP, Independent Auditors.
  23.2      Consent of PricewaterhouseCoopers LLP.

---------------

(1) Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Registration Statement on Form S-1 on November 2, 1999 (File No. 333-90165).

(2) Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Registration Statement on Form S-1 on December 17, 1999.

(3) Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Registration Statement on Form 8-A on July 28, 2000.

(4) Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 000-29273).

(5) Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Current Report on Form 8-K on May 18, 2001.

(6) Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Registration Statement on Form S-4 on July 16, 2001 (File No. 333-64282).

(7) Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Registration Statement on Form S-1 on July 17, 2001.

(8) Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Registration Statement on Form S-3 on January 23, 2002.

(9) Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Current Report on Form 8-K on April 18, 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Englewood, State of Colorado, on this 20th day of March, 2002.

                                          QUOVADX, INC.

                                          By:     /s/ LORINE R. SWEENEY
                                            ------------------------------------
                                                     Lorine R. Sweeney
                                               President and Chief Executive
                                                           Officer

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS that each person whose signature appears below constitutes and appoints, jointly and severally, Lorine R. Sweeney and Gary T. Scherping and each one of them, his true and lawful attorney-in-fact and agents, each with full power of substitution, for his and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report on Form 10-K, and to file the same, with all exhibits thereto and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as they might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact and agents or any of them, or his or their substitute or substitutes, may lawfully do or cause to be done or by virtue hereof.

     Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated.

                    SIGNATURES                                     TITLE                       DATE
                    ----------                                     -----                       ----

              /s/ LORINE R. SWEENEY                    Director, President and Chief      March 20, 2002
 ------------------------------------------------       Executive Officer (Principal
                Lorine R. Sweeney                            Executive Officer)


              /s/ GARY T. SCHERPING                  Executive VP of Finance and Chief    March 20, 2002
 ------------------------------------------------       Financial Officer (Principal
                Gary T. Scherping                    Financial and Accounting Officer)


              /s/ JEFFREY M. KRAUSS                        Chairman of the Board          March 20, 2002
 ------------------------------------------------
                Jeffrey M. Krauss


                /s/ FRED L. BROWN                                 Director                March 20, 2002
 ------------------------------------------------
                  Fred L. Brown


                /s/ ANDREW COWHERD                                Director                March 20, 2002
 ------------------------------------------------
                  Andrew Cowherd


               /s/ JAMES B. HOOVER                                Director                March 20, 2002
 ------------------------------------------------
                 James B. Hoover

                    SIGNATURES                                     TITLE                       DATE
                    ----------                                     -----                       ----


                /s/ ROBERT MURRIE                                 Director                March 20, 2002
 ------------------------------------------------
                  Robert Murrie


                /s/ JAMES GILBERT                                 Director                March 20, 2002
 ------------------------------------------------
                  James Gilbert


                /s/ JOSEPH BLESER                                 Director                March 20, 2002
 ------------------------------------------------
                  Joseph Bleser

                                 QUOVADX, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Auditors and Report of Independent
  Accountants...............................................  F-2
Consolidated Balance Sheets.................................  F-4
Consolidated Statements of Operations.......................  F-5
Consolidated Statements of Changes in Stockholders' Equity
  (Deficit).................................................  F-6
Consolidated Statements of Cash Flows.......................  F-7
Notes to the Consolidated Financial Statements..............  F-8

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Quovadx, Inc.

     We have audited the accompanying consolidated balance sheet of Quovadx, Inc. (the "Company") as of December 31, 2001, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the year then ended. Our audit also includes the financial statement schedule listed in the index at Item 14(a)2. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2001, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the financial information set forth therein.

     As discussed in Note 1 to the financial statements, the Company has not yet adopted Statement of Financial Accounting Standards No. 142. However, the transition provisions of that Statement preclude the amortization of goodwill acquired in a business combination for which the acquisition date is after June 30, 2001.

                                          /s/ ERNST & YOUNG, LLP

Denver, Colorado
February 8, 2002 except for Note 10,
  as to which the date is
  March 1, 2002

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Quovadx, Inc.

     In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 30 present fairly, in all material respects, the financial position of Quovadx, Inc. (formerly XCare.net, Inc.) and its subsidiaries at December 31, 2000, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the consolidated financial statement schedule listed in the index appearing under item 14(a)(2) on page 30 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                                          /s/ PRICEWATERHOUSECOOPERS LLP

Denver, Colorado
March 23, 2001

                                 QUOVADX, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2001        2000
                                                              ---------   ---------
                                                              (IN THOUSANDS, EXCEPT
                                                               SHARE AND PER SHARE
                                                                    AMOUNTS)
                                      ASSETS

Current assets:
  Cash and cash equivalents.................................  $ 25,383    $ 37,319
  Short-term investments....................................    38,103      41,000
  Accounts receivable, net of allowance of $1,932 and $546,
     respectively...........................................    10,104       2,801
  Work performed in advance of billings.....................     7,816       1,855
  Other current assets......................................     3,048       3,853
                                                              --------    --------
          Total current assets..............................    84,454      86,828
Property and equipment, net.................................     7,443       5,104
Software, net...............................................    18,295         333
Goodwill and other acquired intangible assets, net..........   103,223       3,378
Other assets................................................     1,289       1,265
                                                              --------    --------
          Total assets......................................  $214,704    $ 96,908
                                                              ========    ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................  $  1,654    $  2,028
  Accrued liabilities.......................................    11,646       1,904
  Unearned revenue..........................................     8,495         137
                                                              --------    --------
          Total current liabilities.........................    21,795       4,069
Deferred revenue and other long-term liabilities............     4,022          --
                                                              --------    --------
          Total liabilities.................................    25,817       4,069
                                                              --------    --------
Commitments and Contingencies (Note 7)
Stockholders' equity:
  Preferred stock, $0.01 par value; 5,000,000 shares
     authorized; no shares issued and outstanding...........        --          --
  Common stock, $0.01 par value; 100,000,000 shares
     authorized; 29,688,133 and 16,408,274 shares issued and
     outstanding as of December 31, 2001 and 2000,
     respectively...........................................       297         164
  Additional paid-in capital................................   224,748     124,990
  Unearned compensation.....................................      (231)       (657)
  Accumulated deficit.......................................   (35,927)    (31,658)
                                                              --------    --------
          Total stockholders' equity........................   188,887      92,839
                                                              --------    --------
          Total liabilities and stockholders' equity........  $214,704    $ 96,908
                                                              ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                 QUOVADX, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                2001       2000        1999
                                                              --------   ---------   --------
                                                              (IN THOUSANDS, EXCEPT PER SHARE
                                                                         AMOUNTS)
Revenue.....................................................  $51,418    $  9,965    $ 4,400
Revenue from affiliates.....................................       --         716        453
                                                              -------    --------    -------
  Total revenue.............................................   51,418      10,681      4,853
                                                              -------    --------    -------
Costs and expenses:
  Cost of revenue...........................................   31,042      14,173      3,923
  Amortization of acquired software.........................    2,079          --         --
  Sales and marketing.......................................    8,785       5,216      1,105
  General and administrative................................   10,045       9,207      1,867
  Research and development..................................    4,792       2,952        575
  Amortization of goodwill and other acquired intangible
     assets.................................................    1,585          96         --
  Stock compensation expense (Note 5).......................      460       1,381        504
                                                              -------    --------    -------
     Total costs and expenses...............................   58,788      33,025      7,974
                                                              -------    --------    -------
Loss from operations........................................   (7,370)    (22,344)    (3,121)
Interest income (expense), net..............................    3,101       5,027        (67)
                                                              -------    --------    -------
Net loss....................................................  $(4,269)   $(17,317)   $(3,188)
                                                              =======    ========    =======
Net loss per common share -- basic and diluted..............  $ (0.20)   $  (1.20)   $ (6.91)
                                                              =======    ========    =======
Weighted average common shares outstanding -- basic and
  diluted...................................................   21,308      14,399        472
                                                              =======    ========    =======

  The accompanying notes are an integral part of these consolidated financial statements.

                                 QUOVADX, INC.

      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                 COMMON STOCK     ADDITIONAL
                                ---------------    PAID-IN       UNEARNED     ACCUMULATED
                                SHARES   AMOUNT    CAPITAL     COMPENSATION     DEFICIT      TOTAL
                                ------   ------   ----------   ------------   -----------   --------
                                                           (IN THOUSANDS)
Balance at December 31,
  1998........................     390    $  4     $    529      $    --       $(11,153)    $(10,620)
Stock option exercises........     188       2           95           --             --           97
Accretion of mandatorily
  redeemable convertible
  preferred stock.............      --      --          (75)          --             --          (75)
Stock compensation............      --      --        2,773       (2,269)            --          504
Other.........................                          110           --             --          110
Net loss......................      --      --           --           --         (3,188)      (3,188)
                                ------    ----     --------      -------       --------     --------
Balance at December 31,
  1999........................     578       6        3,432       (2,269)       (14,341)     (13,172)
Conversion of preferred stock
  into common stock and
  exercise of warrants at
  Initial Public Offering.....   9,811      98       23,743           --             --       23,841
Common stock issued at Initial
  Public Offering, net of
  offering costs..............   5,750      57       94,176           --             --       94,233
Stock option exercises and
  issuances under employee
  stock purchase plan.........     199       2          305           --             --          307
Common stock warrants issued
  to customer.................      --      --        3,058           --             --        3,058
Stock compensation............      --      --         (231)       1,612             --        1,381
Shares issued for
  acquisitions................      70       1          507           --             --          508
Net loss......................      --      --           --           --        (17,317)     (17,317)
                                ------    ----     --------      -------       --------     --------
Balance at December 31,
  2000........................  16,408     164      124,990         (657)       (31,658)      92,839
Common stock warrant
  exercises...................   1,023      10          (10)          --             --           --
Shares issued for
  acquisitions................  11,496     115       95,191           --             --       95,306
Stock options exercises and
  issuances under employee
  stock purchase plan.........     761       8        4,543           --             --        4,551
Stock compensation............      --      --           34          426             --          460
Net loss......................      --      --           --           --         (4,269)      (4,269)
                                ------    ----     --------      -------       --------     --------
Balance at December 31,
  2001........................  29,688    $297     $224,748      $  (231)      $(35,927)    $188,887
                                ======    ====     ========      =======       ========     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                 QUOVADX, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                                2001       2000      1999
                                                              --------   --------   -------
                                                                     (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss....................................................  $ (4,269)  $(17,317)  $(3,188)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization.............................     6,099      1,602       797
  Amortization of goodwill and other acquired intangible
     assets.................................................     1,585         96        --
  Charge related to issuance of warrants....................       876      2,182        --
  Provision for losses on accounts receivable...............        97        636        91
  Loss on impairment and disposal of assets.................       503        295         9
  Stock compensation expense................................       460      1,381       504
  Other.....................................................       386        (43)      198
  Change in assets and liabilities: (net of assets and
     liabilities acquired)
     Accounts receivable....................................     1,234     (2,015)     (278)
     Receivable from affiliate..............................        --        453      (453)
     Work performed in advance of billings..................    (4,167)    (1,298)     (557)
     Other assets...........................................      (609)    (2,576)   (1,531)
     Accounts payable.......................................    (1,995)       539        92
     Accrued liabilities....................................    (7,629)    (1,218)      298
     Deferred and unearned revenue..........................     2,821        (16)     (347)
                                                              --------   --------   -------
          Net cash used in operating activities.............    (4,608)   (17,299)   (4,365)
                                                              --------   --------   -------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment..........................    (2,892)    (3,631)   (1,245)
Purchased and capitalized software..........................    (1,903)       (50)       --
Business acquisitions, net of cash acquired.................    (6,784)    (2,871)       --
Purchase of short-term investments..........................    (8,000)   (41,000)       --
Sale of short-term investments..............................    10,897         --        --
Other investing activities..................................      (300)      (681)        4
                                                              --------   --------   -------
          Net cash used in investing activities.............    (8,982)   (48,233)   (1,241)
                                                              --------   --------   -------
CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from issuance of debt..............................        --         --       205
Principal payments on debt and capital leases...............    (2,960)       (35)   (1,179)
Proceeds from issuance of mandatorily redeemable convertible
  preferred stock, net......................................        --         --    13,740
Proceeds from Initial Public Offering, net..................        --     95,326        --
Proceeds from issuance of common stock......................     4,551        307        --
Other financing activities..................................        63       (202)       97
                                                              --------   --------   -------
          Net cash provided by financing activities.........     1,654     95,396    12,863
                                                              --------   --------   -------
Net increase (decrease) in cash and cash equivalents........   (11,936)    29,864     7,257
Cash and cash equivalents at beginning of period............    37,319      7,455       198
                                                              --------   --------   -------
Cash and cash equivalents at end of period..................  $ 25,383   $ 37,319   $ 7,455
                                                              ========   ========   =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid...............................................  $     --   $     --   $    74
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
  TRANSACTIONS
Conversion of convertible promissory notes and accrued
  interest to Series B mandatorily redeemable convertible
  preferred stock...........................................  $     --   $     --   $ 3,204
Issuance of common stock in business acquisitions...........    95,306        508        --
Issuance of common stock warrants to customer...............        --      3,058        --

  The accompanying notes are an integral part of these consolidated financial statements.

                                 QUOVADX, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  OVERVIEW

     Founded in 1989, Quovadx, Inc., (the "Company" or "Quovadx") is a provider of Total Business Integration (TBI) products and services. The Company provides an end-to-end business infrastructure and integration software suite, as well as end-to-end service capabilities including consulting, transaction hosting and operations management for business-critical applications.

  BASIS OF PRESENTATION

     The Company is incorporated under the laws of the State of Delaware. The consolidated financial statements include the accounts of Quovadx and its wholly-owned subsidiaries, Pixel Group ("Pixel"), Healthcare.com Corporation ("Healthcare.com"), Confer Software, Inc. ("Confer"), Integrated Media, Inc. ("Integrated Media") and Advica Health Resources, Inc. ("Advica"). All significant intercompany amounts and transactions have been eliminated.

  USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

  REVENUE RECOGNITION

     The Company recognizes revenue in accordance with the provisions of Statement of Position ("SOP") 97-2, "Software Revenue Recognition", as amended, and SOP 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts".

     License agreements generally provide that customers pay a license fee based on a specified number of instances of the software and the type of software modules licensed. Customers that purchase licenses generally enter into one-year maintenance agreements that entitle the customer to receive unspecified software upgrades, error corrections and telephone support, generally for a fixed fee.

     The methodology the Company uses to recognize software license and related services revenue is dependent on whether the Company has established vendor specific objective evidence ("VSOE") of fair value for the separate elements of the multiple-element agreement.

     If an agreement includes both license and service elements, the license fee is recognized on delivery of the software if the remaining services are not essential to the functionality of the software, the collection of the fees is probable, the fees are fixed and determinable, agreement is signed and the Company has established VSOE of fair value for the remaining services. Revenue from the related services is recognized as the services are provided.

     When the related services are essential to the functionality of the base product or the Company has not established VSOE of fair value for the remaining services, the fees are deferred and the entire contract is recognized as the services are provided.

     Maintenance revenue is derived from agreements for providing unspecified software upgrades, error corrections and telephone support. Maintenance revenue is recognized ratably over the service period, which is generally 12 months.

                                 QUOVADX, INC.

     Professional services revenue represents software development, implementation and consulting services. When derived from a fixed price contract and collection of fees is probable, the Company recognizes professional services revenue using the percentage of completion method of accounting. When derived from a time and materials contract and the collection of fees is probable, the Company recognizes professional services revenue as the services are provided.

     Process management and services revenue, represent application hosting, transaction processing and other services. When the fees are fixed and determinable and collection of the fees is probable, revenue is recognized over the service period. When the fees are on a per transaction basis and collection of the fees is probable, revenue is recognized as the transactions are processed.

     When collection of the fees is not probable, revenue is recognized as cash is collected. The Company does not require collateral from its customers and an allowance for doubtful accounts is maintained for credit losses.

     When revenue is recognized using the percentage of completion basis of accounting, the Company's management estimates the costs to complete the services to be provided under the contract. The Company may encounter budget and schedule overruns caused by increased material, labor or overhead costs. Adjustments to cost estimates are made in the period in which the facts requiring such revisions become known. Estimated losses, if any, are recorded in the period in which the current estimates of the costs to complete the services exceed the revenues to be recognized under the contract.

  CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     All liquid investments with maturities of three months or less when purchased are considered cash equivalents. Short-term investments consist of U.S. government agency debt securities and auction rate certificates with maturities less than 12 months. The Company has classified $9.0 million of its portfolio of corporate debt securities as held to maturity as defined in Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities" based on the Company's intent to hold such securities to maturity and those securities were carried at cost, which approximates fair market value. The Company's portfolio of auction rate certificates totaling $29.0 million have been classified as available-for-sale and recorded at fair value in the accompanying consolidated balance sheet. Investment securities classified as available for sale are measured at market value and net unrealized gains and losses are recorded as comprehensive income. Any gains and losses on sales of investments are computed on specific identification. As of December 31, 2001, 2000, and 1999 net unrealized gains and losses on investments available for sale were not material.

  FOREIGN CURRENCY TRANSLATION

     The functional currency of the Company's wholly-owned foreign subsidiaries are the local currencies. The Company translates the assets and liabilities into U.S. dollars at exchange rates at the balance sheet date. Income and expense items are translated at average exchange rates for the period. Foreign currency translation gains (losses) were not material for the year ended December 31, 2001. The Company did not have wholly-owned foreign subsidiaries in 2000 or 1999.

  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company's financial instruments include cash, accounts receivable, prepaids, accounts payable and accrued liabilities. The carrying amounts of financial instruments approximate fair value due to their short maturities.

                                 QUOVADX, INC.

  WORK PERFORMED IN ADVANCE OF BILLINGS

     Unbilled receivables arise as revenues are recognized for time and costs incurred on time and material contracts and for revenues that are recognized on fixed price contracts under the percentage of completion method of accounting, which have not been billed.

  MAJOR CUSTOMERS

     The Company had the following customers which accounted for greater than 10% of each respective period's revenue in any of the years ended December 31, 2001, 2000 and 1999:

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                              ------------------
CUSTOMER                                                      2001   2000   1999
--------                                                      ----   ----   ----
A...........................................................   31%    --     --
B...........................................................   14%    17%    --
C...........................................................   --     10%    --
D...........................................................   --      7%    20%
E...........................................................   --      9%    12%
F...........................................................    5%     9%    12%
G...........................................................   --      2%    11%
H...........................................................   --      1%    10%

     Three customers accounted for 43% of the accounts receivable balance at December 31, 2001. Three customers accounted for 73% of the accounts receivable balance at December 31, 2000.

  PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost and depreciated using straight-line methods over the estimated useful lives of the assets, ranging from two to five years. Internally used software, whether purchased or developed is capitalized and amortized over an estimated useful life of three to five years. Equipment under capital lease arrangements as well as leasehold improvements are amortized over the shorter of their useful lives or the terms of the leases.

  SOFTWARE DEVELOPMENT COSTS

     Software development costs are required to be expensed until the point that technological feasibility of the product is established, after which time such costs are capitalized until general availability of the product. The establishment of technological feasibility and continuing evaluation of the recoverability of the capitalized software development costs requires management's judgment with respect to the impact of external factors such as future revenues, estimated economic life and changes in software and hardware technologies. Capitalized software development costs are amortized on a straight-line basis over an estimated life, which is generally three to five years. The Company capitalizes internal and external labor, and other related costs incurred in developing the software once technological feasibility is attained. The Company acquired software through business acquisitions totaling $16.0 million. In 2001, the Company capitalized $1.9 million of software development costs. Capitalized software amortization expense for the year ended December 31, 2001 was $2.1 million. The Company did not capitalize costs in 2000 or 1999 because the period between achieving technological feasibility and general availability of such software was relatively short during these years. Costs otherwise capitalized after technological feasibility were immaterial during these years and therefore expensed as incurred.

                                 QUOVADX, INC.

  PURCHASED SOFTWARE

     Purchased software is used with the Company's existing software as well as held for resale under an exclusive license and is capitalized and amortized ratably over a three-year estimated useful life. Amortization expense was $445,000, $283,000 and $284,000 in 2001, 2000 and 1999, respectively.
Accumulated amortization was $1.0 million, $567,000 and $284,000 as of December 31, 2001, 2000 and 1999, respectively.

  GOODWILL AND OTHER ACQUIRED INTANGIBLE ASSETS

     Intangible assets consist of goodwill, customer base, acquired workforce and trade names and are related to the acquisitions accounted for under the purchase method of accounting. Statement of Financial Accounting Standard ("SFAS") No. 142 eliminates amortization of goodwill and indefinite-lived intangible assets. However, SFAS No. 142 also requires the Company to perform impairment tests at least annually on all goodwill and other intangible assets. These statements are required to be adopted by the Company on January 1, 2002 for all acquisitions and immediately for any acquisitions entered into after July 1, 2001. The goodwill and other intangible assets recognized in acquisitions prior to July 1, 2001 are being amortized over their estimated lives ranging from three to eight years. Amortization expense was $1,585,000, $96,000, and $0 for the year ended December 31, 2001, 2000 and 1999, respectively.

  LONG-LIVED ASSETS AND IMPAIRMENTS

     The Company periodically evaluates the carrying value of long-lived assets, including, but not limited to, property and equipment, software, and intangible assets when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost to dispose of the assets.

  RESEARCH AND DEVELOPMENT

     Research and development expense includes costs incurred by the Company to develop and enhance the Company's software until the point that technological feasibility is reached. Research and development costs are charged to expense as incurred.

  ADVERTISING

     The Company expenses advertising costs as incurred. Advertising expense for the years ended December 31, 2001, 2000 and 1999 were approximately $493,000, $648,000 and $271,000, respectively.

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

                                 QUOVADX, INC.

  STOCK OPTION COMPENSATION

     SFAS No. 123, "Accounting for Stock-Based Compensation", permits the use of either a fair value based method or the intrinsic method defined in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", to account for employee stock-based compensation arrangements. Companies that elect to use the method provided in APB 25 are required to disclose the pro forma net income (loss) and earnings per share that would have resulted from the use of the fair value based method. The Company has accounted for stock-based compensation arrangements under the provisions of APB 25 and included the pro forma disclosures required under SFAS No. 123 in Note 5.

  NET LOSS PER COMMON SHARE

     Net loss per common share is calculated in accordance with SFAS No. 128, "Earnings per Share" and SEC Staff Accounting Bulletin ("SAB") No. 98. Under the provisions of SFAS No. 128 and SAB 98, basic net loss per common share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing the net loss for the period by the weighted average number of common and potential shares outstanding during the period if their effect is dilutive. Potential common shares consist of incremental common shares issuable upon the exercise of stock options and warrants and upon conversion of the convertible preferred stock and convertible promissory notes.

     The following table sets forth the computation of the numerators and denominators in the basic and diluted net loss per common share calculations for the periods indicated:

                                                           YEAR ENDED DECEMBER 31,
                                                         ----------------------------
                                                          2001       2000      1999
                                                         -------   --------   -------
Numerator:
  Net loss.............................................  $(4,269)  $(17,317)  $(3,188)
  Accretion of mandatorily redeemable convertible
     preferred stock...................................       --         --       (75)
                                                         -------   --------   -------
  Net loss available to common stockholders............  $(4,269)  $(17,317)  $(3,263)
                                                         =======   ========   =======
Denominator:
  Weighted average common shares outstanding -- basic
     and diluted.......................................   21,308     14,399       472
                                                         =======   ========   =======

     Potentially dilutive securities totaling 1,546,010, 3,940,072 and 11,432,265 for the years ended December 31, 2001, 2000 and 1999, respectively, were excluded from basic and diluted loss per common share because of their anti-dilutive effect.

  COMPREHENSIVE INCOME

     SFAS No. 130, "Reporting Comprehensive Income" establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income includes all changes in equity during a period from non-owner sources. During each of the three years ended December 31, 2001, the Company has not had any significant transactions that are required to be reported as adjustments to determine comprehensive income.

                                 QUOVADX, INC.

  RECLASSIFICATIONS

     Certain prior year information has been reclassified to conform with the current year presentation.

  NEW ACCOUNTING STANDARDS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations completed after June 30, 2001. SFAS No. 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS No. 141 is effective for purchase business combinations completed on or after July 1, 2001.

     SFAS No. 142 eliminates amortization of goodwill and indefinite lived intangible assets. However, SFAS No. 142 also requires the Company to perform impairment tests at least annually on all goodwill and other indefinite-lived intangible assets. SFAS No. 142 is required to be adopted by the Company on January 1, 2002 and immediately for any acquisitions entered into after July 1, 2001. The Company has adopted these statements for all business acquisitions entered into after July 1, 2001, for which goodwill of $87.6 million was recorded and in accordance with SFAS No. 142, no amortization was recorded in the year ended December 31, 2001. However, goodwill of $5.6 million will continue to be subject to amortization for tax purposes. Amortization of goodwill for acquisitions completed prior to July 1, 2001 was $1.1 million and $60,000 for the year ended December 31, 2001 and 2000, respectively.

     The Company expects to perform the initial test for goodwill impairment in the first quarter of 2002. Any impairment charge related to the initial impairment test will be reflected as a cumulative change in accounting principle in the first quarter of 2002. The Company has not determined the effect of the initial impairment test on the earnings and financial position of the Company.

     In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", which supersedes SFAS No. 121 and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations" and provides a single accounting model for the disposal of long-lived assets. In SFAS No. 144, the criteria for discontinued operation presentation is changed to a component of the business rather than a segment of the business. Assets to be disposed would be classified as held for sale when management, having the authority to approve the action, commits to a plan to sell the assets meeting all required criteria. The assets must be available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets and the sale of the asset must be probable and its transfer expected to qualify for recognition as a completed sale within one year, with certain exceptions. If the plan of sale criteria are met after the balance sheet date but before issuance of the financial statements, the related asset would continue to be classified as held and used at the balance sheet date. Assets to be abandoned or distributed to shareholders are considered held for use until shutdown or distribution. SFAS No. 144 is effective for fiscal years beginning after January 1, 2002. The Company is assessing the impact of SFAS No. 144 on the earnings and financial position of the Company.

2.  BUSINESS ACQUISITIONS

     On November 8, 2000, the Company purchased all of the outstanding common shares of "Advica". The purchase price totaling $2.2 million included 70,000 shares of Quovadx common stock, $830,000 in cash, and professional fees directly related to the acquisition, net of accounts receivable and the Company's investment in Advica. The acquired intangible assets consisted of $0.6 million in customer base, $0.5 million in acquired workforce, and $0.1 million in other acquired intangibles. The Company recorded the remaining excess purchase price of $0.6 million as goodwill. The transaction was accounted for as a purchase.

                                 QUOVADX, INC.

     On November 29, 2000, the Company purchased all of the outstanding capital stock of Integrated Media Inc. The purchase price, totaling $2.1 million, consisted of cash and professional fees directly related to the acquisition. In addition to the $2.1 million purchase price, the Company paid $1.0 million to the former president of Integrated Media to assist with the transition, which was charged to sales and marketing expense over a one-year period ending on November 28, 2001. The acquired intangible assets consisted of $0.1 million in customer base, $0.2 million in acquired workforce, and other acquired intangible assets. The Company recorded the remaining excess purchase price of $1.7 million as goodwill. The transaction was accounted for as a purchase.

     On June 7, 2001, the Company consummated the acquisition of Confer, Inc., by merger of a wholly-owned subsidiary of Quovadx with Confer. The purchase price totaling $6.6 million included 592,453 shares of Quovadx common stock in exchange for the outstanding shares of Confer capital stock, the assumption of a $461,250 employee bonus plan that was paid in cash and $1.8 million in merger-related fees. The purchase price was allocated to the acquired assets and liabilities at their fair values as of June 7, 2001. The acquired intangible assets consisted of $1.0 million in developed technology, $0.4 million in acquired workforce, and $0.4 million in patents. The Company recorded the remaining excess purchase price of $3.8 million as goodwill. The transaction was accounted for as a purchase. Confer's balance sheet included $3.2 million in current assets, $0.8 million in non-current assets and $2.6 million in liabilities upon acquisition.

     On August 13, 2001, Quovadx consummated the acquisition of Healthcare.com. Under the terms of the merger, a wholly-owned subsidiary of Quovadx merged with Healthcare.com and Healthcare.com became a wholly-owned subsidiary of Quovadx. Healthcare.com stockholders received a fixed exchange of 0.375 shares of Quovadx's common stock for each share of Healthcare.com common stock they owned. The purchase price totaling $93.1 million included 10,702,043 shares of Quovadx common stock issued in exchange for all outstanding shares of Healthcare.com capital stock and $4.5 million in professional fees. The purchase price was allocated to the acquired assets and liabilities at their fair values as of August 13, 2001. The acquired intangible assets consisted of $14.4 million in developed technology, $5.7 million in acquired customer base, $1.8 million to a distribution agreement, and $0.6 million in trade name. The Company recorded the remaining excess purchase price of $82.8 million as goodwill. The transaction was accounted for as a purchase. Healthcare.com's balance sheet included $12.1 million in current assets, $52.9 million in non-current assets and $26.7 million in liabilities upon acquisition.

     On December 14, 2001, the Company consummated the acquisition of the Pixel. The purchase price totaling $7.3 million included $5.0 million in cash and 201,794 shares of Quovadx common stock in exchange for the outstanding shares of Pixel capital stock. The preliminary estimate of goodwill and identifiable intangible assets acquired is $7.2 million. The purchase price allocation is expected to be finalized in 2002 upon the receipt of an independent appraisal. The transaction was accounted for as a purchase. Pixel's balance sheet included $0.9 million in current assets, $0.4 million in non-current assets and $0.9 million in liabilities upon acquisition.

     The Company retained an independent appraiser to assist with the assigning of the fair values to the identifiable intangibles acquired from Advica, Integrated Media, Confer and Healthcare.com. The valuations relied on methodologies that most closely related to the fair market value assignment with the economic benefits provided by each asset and risks associated with the assets. The goodwill recognized in the Pixel and Healthcare.com acquisition are not subject to amortization but will be tested annually for impairment or more frequently if events or changes in circumstances indicate the asset might be impaired. Beginning January 1, 2002, the goodwill associated with the acquisitions of Advica, Integrated Media and Confer will not be subject to amortization, but will be tested annually for impairment or more frequently if events or changes in circumstances indicate the asset might be impaired. SFAS No. 142 eliminates amortization of goodwill and amortization of indefinite-lived intangible assets. However, SFAS No. 142 also requires the Company to

                                 QUOVADX, INC.

perform impairment tests at least annually on all goodwill and other intangible assets. These statements are required to be adopted by the Company on January 1, 2002 for all acquisition and immediately for any acquisitions entered into after July 1, 2001. The intangible assets recognized in the acquisitions are being amortized over their estimated lives ranging from three to eight years. Operating results from the date of acquisitions are included in the consolidated financial results as of and for the years ended December 31, 2001 and 2000.

     The unaudited pro forma results of operations as though the Advica, Integrated Media, Confer, Healthcare.com and Pixel acquisitions had been completed as of January 1, 2000 are as follows (in thousands except for per share amounts):

                                                         YEAR ENDED          YEAR ENDED
                                                      DECEMBER 31, 2001   DECEMBER 31, 2000
                                                      -----------------   -----------------
Revenues............................................      $ 84,938            $ 71,223
Net loss............................................       (13,899)            (43,977)
Net loss per share..................................         (0.47)              (1.58)

     The pro forma results above do not include any anticipated cost savings or other effects of the integration of Advica, Integrated Media, Confer, Healthcare.com and Pixel into the Company and are not necessarily indicative of the results which would have occurred if the acquisitions had been in effect on the date indicated, or which may result in the future.

3.  BALANCE SHEET COMPONENTS

     Certain balance sheet components are as follows (in thousands):

                                                               DECEMBER 31,
                                                              ---------------
                                                               2001     2000
                                                              ------   ------
OTHER CURRENT ASSETS
  Prepaid maintenance and support...........................  $1,070   $  142
  Prepaid rent..............................................     586       --
  Deferred costs............................................     416       --
  Prepaid licenses..........................................      --    1,659
  Prepaid salary............................................      --      917
  Deferred warrants charges (see note 4)....................      --      876
  Other.....................................................     976      259
                                                              ------   ------
                                                              $3,048   $3,853
                                                              ======   ======

                                                                 DECEMBER 31,
                                                              ------------------
                                                                2001      2000
                                                              --------   -------
PROPERTY AND EQUIPMENT
  Furniture, fixtures and equipment.........................  $  4,033   $ 1,906
  Computer hardware.........................................    10,741     5,225
  Computer software.........................................     6,225     2,843
                                                              --------   -------
                                                                20,999     9,974
  Less accumulated depreciation and amortization............   (13,556)   (4,870)
                                                              --------   -------
                                                              $  7,443   $ 5,104
                                                              ========   =======

                                 QUOVADX, INC.

                                                                DECEMBER 31,
                                                              -----------------
                                                                2001      2000
                                                              --------   ------
GOODWILL AND OTHER ACQUIRED INTANGIBLE ASSETS
  Goodwill, net.............................................  $ 92,204   $1,968
  Other acquired intangible assets, net.....................    11,021    1,410
                                                              --------   ------
                                                              $103,223   $3,378
                                                              ========   ======

                                                                DECEMBER 31,
                                                              ----------------
                                                               2001      2000
                                                              -------   ------
ACCRUED LIABILITIES
  Accrued compensation......................................  $ 2,353   $1,056
  Accrued rent..............................................    1,414       --
  Accrued severance.........................................    2,804       --
  Accrued professional fees.................................      761      104
  Other.....................................................    4,314      744
                                                              -------   ------
                                                              $11,646   $1,904
                                                              =======   ======

4.  WARRANTS

  STOCK WARRANTS

     In connection with the acquisition of Healthcare.com, the Company converted warrants to purchase 395,000 shares of Healthcare.com's common stock to warrants to purchase 148,000 shares of the Company's stock, 32,000 of which were exercised during 2001. At December 31, 2001, 116,000 warrants remain outstanding. Of the warrants outstanding at December 31, 2001, 98,000 may be exercised any time on or before March 13, 2004 at an exercise price of $4.21 per share and 18,000 may be exercised any time on or before December 31, 2004 at an exercise price of $3.19 per share. The fair value of Healthcare.com warrants was calculated to be $0.8 million using the Black-Scholes option pricing model and included in the purchase price.

     In October 2000, the Company entered into a Software License and Services Agreement (the "Agreement") with MedUnite, Inc. ("MedUnite") to provide software development services related to the pilot program. In connection with the Agreement, the Company issued warrants to MedUnite to purchase 1,350,000 shares of Quovadx's common stock at an exercise price of $4.06. The warrants were immediately vested, exercisable and non-forfeitable for a period of eighteen months from the date of grant. The fair value of the warrants was calculated to be $3.1 million and was determined using the Black-Scholes option pricing model utilizing a volatility factor of 120%, risk-free interest rate of 6.0% and an expected life of 18 months. The amounts billed to MedUnite up to the date that the first pilot was delivered (March 2001) were reduced by the fair value attributed to the warrants. For the year ended December 31, 2000, the Company allocated $2.2 million of the warrant charge to billings. The remaining value of the warrants of $0.9 million was allocated to billing in the first quarter of 2001. In 2001, MedUnite exercised all of their warrants and purchased 1.0 million shares of the Company's common stock.

                                 QUOVADX, INC.

5.  STOCKHOLDERS' EQUITY (DEFICIT)

  STOCK SPLIT

     The Company effected a one-for-ten reverse stock split of its common stock in January 2000. All references in the financial statements to shares, share prices, and per share amounts have been adjusted retroactively for all periods presented to reflect the stock split.

  STOCK OPTIONS

     During 1997, the Company adopted a stock option plan (the "1997 Plan") which provides for the grant of stock options to directors, key employees, and consultants. The 1997 Plan has a term of ten years, unless terminated by the board of directors. An amendment of the Company's 1997 Plan to increase the number of shares of common stock reserved for issuance under the plan from 2,200,000 to 3,600,000 shares was approved by the stockholders in November 2000. The 1997 Plan was amended to increase the number of shares of common stock reserved for issuance under the plan from 3,600,000 to 4,420,414 in May 2001. The Plan provides for the granting of incentive stock options to employees and nonqualified options to employees, directors and consultants.

     Stock options are granted with an exercise price not less than fair market value of the common stock on the date of the grant, as determined by the board of directors. The options generally expire ten years after the date of grant. Options granted under the 1997 Plan vest over a four year vesting period beginning on the date of grant.

     In July 1999, the board of directors amended all existing stock option agreements under the Plan. The amendment provided that all options are immediately exercisable. However, any shares acquired upon exercise are subject to repurchase by Quovadx over a reverse vesting period that entitles the optionee to exactly the same vesting schedule as the original grant. The repurchase price is equal to the exercise price of the options.

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

     During 1999, the Company issued stock options to certain employees under the 1997 Plan with exercise prices below the deemed fair value of the Company's common stock at the date of grant. The Company has recorded unearned stock compensation for the difference between the exercise price of the stock options and the deemed fair value of the Company's common stock at the date of grant. This unearned stock compensation will be amortized to expense over the period during which the options or common stock subject to repurchase vest, generally four years, using an accelerated method as described in Financial Accounting Standards Board Interpretation No. 28. In 1999, the Company recorded $2,773,000 of unearned compensation related to these options, of which the net amount of $460,000, $1,381,000 and $504,000 has been amortized to expense in the years ended December 31, 2001, 2000 and 1999, respectively.

                                 QUOVADX, INC.

     If stock compensation expense for the years ended December 31, 2001 and 2000 had been allocated across all relevant functional expense categories within operating expenses, it would have been allocated as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              2001     2000     1999
                                                              -----   -------   -----
Cost of revenue.............................................  $ 41    $  124    $ 80
Sales and marketing.........................................    65       194      52
General and administrative..................................   354     1,089     343
Research and development....................................    --       (26)     29
                                                              ----    ------    ----
                                                              $460    $1,381    $504
                                                              ====    ======    ====

     The Company's board of directors adopted a 1999 Director Option Plan in October 1999 (the "Director Plan"). The Director Plan was approved by the Company's Stockholders in January 2000, and became effective upon completion of our Initial Public Offering. A total of 250,000 shares of common stock have been reserved for issuance under the Director Plan. The Director Plan has a term of ten years, unless terminated by our board of directors. Options granted under the Director Plan vest over a one year vesting period beginning on the date of grant. Members of the board of directors who are not employees of Quovadx are eligible to participate in the Director Plan. The Director Plan provides for an automatic initial grant of an option to purchase 25,000 shares of common stock (the "Initial Grant") upon the later of the effective date of the Director Plan or the date a person first becomes a non-employee director. After the initial grant, a non-employee director will automatically be granted options to purchase 10,000 shares of common stock each year on the date of our annual shareholder's meeting.

     In September 2000, the board of directors of the Company adopted the 2000 Nonstatutory Stock Option Plan (the "NSO Plan"). Under the NSO Plan, the board of directors may issue options to purchase up to an aggregate of 600,000 shares of the Company's Common Stock to employees of the Company. The NSO Plan has a term of ten years, unless terminated by our board of directors. Options granted under the NSO Plan vest ratably at 25% per year, beginning on the date of grant. No options will be issued under the NSO Plan to directors or executive officers of the Company. The NSO Plan was amended to increase the number of shares of common stock reserved for issuance under the plan from 600,000 to 1,200,000 in January 2001.

     In connection with the acquisition of Healthcare.com, the Company assumed the Stock Option Plans of Healthcare.com and each outstanding option to purchase shares of Healthcare.com common stock under the Healthcare.com stock option plans. All outstanding Healthcare.com options were fully vested and exercisable upon the consummation of the acquisition. Each Healthcare.com stock option assumed by the Company was exercisable for that number of whole shares of Healthcare.com common stock multiplied by the exchange ratio of 0.375 and the per share exercise price for the Healthcare.com stock options was equal to the quotient determined by dividing the exercise price per share by the exchange ratio.

     The Company records compensation expense related to stock options granted to employees using the intrinsic value method and includes a pro forma disclosure in the footnotes for compensation value measured using the fair value accounting treatment. Options granted to consultants are accounted for based on the fair value of the consideration received or the fair value of the options issued, whichever is more reliably measurable. For the year ended December 31, 1999, the value of each option on the date of grant was estimated using the minimum value method, as the Company was not public. For the years ended December 31, 2000 and 2001 the fair value of each option on the date of grant was determined using the Black-Scholes valuation model. The following assumptions were used for grants in 2001, 2000 and 1999: risk-free rates corresponding to government securities with original maturities similar to the expected option lives of 5.0% for 2001, 5.5% for 2000 and 4.9% to 6.3% for 1999; expected dividend yield of 0% for all periods;

                                 QUOVADX, INC.

volatility factor of 118% for 2001, 120% for 2000 and zero for 1999; and expected lives of 4.5 years for 2001, 3.4 years for 2000 and one year for 1999.

     The weighted-average fair value of options at grant date was $9.71, $5.10 and $0.64 in 2001, 2000 and 1999, respectively. The pro forma impact on the Company's net loss and net loss per share had compensation cost been recorded as determined in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation" is shown below (in thousands, except per share data).

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                          2001       2000      1999
                                                        --------   --------   -------
Net loss:
  As reported.........................................  $ (4,269)  $(17,317)  $(3,188)
  Pro forma...........................................   (11,364)   (17,683)   (3,319)
Net loss per common share:
  As reported.........................................  $  (0.20)  $  (1.20)  $ (6.91)
  Pro forma...........................................     (0.53)     (1.23)    (7.03)

     Total stock options outstanding and exercisable under the option plans as of December 31, 2001 are as follows:

                                                                           STOCK OPTIONS
                                           STOCK OPTIONS OUTSTANDING        EXERCISABLE
                                          ---------------------------   --------------------
                                          WEIGHTED AVERAGE   WEIGHTED               WEIGHTED
                                             REMAINING       AVERAGE                AVERAGE
RANGE OF                      NUMBER OF   CONTRACTUAL LIFE   EXERCISE   NUMBER OF   EXERCISE
EXERCISE PRICES                SHARES         (YEARS)         PRICE      SHARES      PRICE
---------------               ---------   ----------------   --------   ---------   --------
         $ 0.25.............    646,134         6.77          $ 0.25      646,134    $ 0.25
  2.70 -   5.38.............    682,414         6.82            3.30      646,314      3.18
  5.42 -   5.94.............    702,004         8.32            5.75      630,272      5.76
  6.16 -   7.42.............    625,029         8.14            6.73      552,269      6.74
  7.49 -   8.53.............    592,946         9.19            8.29      306,196      8.12
  8.70 -  10.00.............    332,009         7.65            9.47      272,009      9.61
          10.20.............    760,000         9.43           10.20      360,000     10.20
 10.30 -  11.00.............    508,815         9.13           10.87      503,815     10.87
          11.19.............    725,000         9.72           11.19      675,000     11.19
 11.84 -  21.42.............    333,457         8.91           13.42      304,507     13.41
                              ---------                                 ---------
$ 0.25 - $21.42.............  5,907,808         8.43          $ 7.55    4,896,516    $ 7.24
                              =========                                 =========

                                 QUOVADX, INC.

     Activity of the Plans are summarized in the following table:

                                                         WEIGHTED                       WEIGHTED
                                          NUMBER OF      AVERAGE         OPTIONS        AVERAGE
                                           SHARES     EXERCISE PRICE   EXERCISABLE   EXERCISE PRICE
                                          ---------   --------------   -----------   --------------
Options outstanding, December 31,
  1998..................................  1,130,117       $0.28           424,885        $0.32
  Options granted.......................  1,175,276        2.48
  Less: options exercised...............   (187,663)       0.52
  Less: options forfeited...............   (505,837)       0.28
                                          ---------       -----
Options outstanding, December 31,
  1999..................................  1,611,893        1.85         1,611,893         1.85
  Options granted.......................  1,461,020        6.92
  Less: options exercised...............   (185,429)       1.22
  Less: options forfeited...............   (297,412)       5.88
                                          ---------       -----
Options outstanding, December 31,
  2000..................................  2,590,072        4.30         2,248,897         4.03
  Converted Healthcare.com options......  1,262,796        7.68
  Options granted.......................  3,165,899        9.71
  Less: options exercised...............   (677,140)       6.22
  Less: options forfeited...............   (433,819)       6.33
                                          ---------       -----
Options outstanding, December 31,
  2001..................................  5,907,808       $7.55         4,896,516        $7.24
                                          =========       =====

  401(K) PLAN

     The Company has adopted an employee savings and retirement plan (the "401(k) Plan") covering substantially all of the Company's employees. Pursuant to the 401(k) Plan, eligible employees may elect to reduce their current compensation by up to the statutory prescribed limit and have the amount of such reduction contributed to the 401(k) Plan. The Company may make contributions to the 401(k) Plan on behalf of eligible employees. The Company had not made any contributions to the 401(k) Plan prior to the acquisition of Healthcare.com on August 13, 2001. In connection with the acquisition of Healthcare.com, the Company assumed the 401(k) plan of Healthcare.com and made contributions totaling $169,000. Healthcare.com's 401(k) plan matched 50% of the first 6% contributed by each employee. The Healthcare.com 401(k) plan will be merged into Company's plan in 2002. In 2002, the Company amended its 401(k) plan to match 50% of the first 6% contributed by employees. Employer contributions will vest over a two-year period.

  EMPLOYEE STOCK PURCHASE PLAN

     In October 1999, the board of directors adopted an employee stock purchase plan (the "ESPP") subject to shareholder approval, which became effective immediately on the effective date of the IPO. A total of 350,000 shares of common stock were initially reserved for issuance under the ESPP and was increased to 678,165 shares on January 1, 2001. The ESPP permits eligible employees to purchase common stock totaling up to 20% of an employee's compensation through payroll deductions. The ESPP for U.S. employees is intended to qualify under Section 423 of the Internal Revenue Service Code and contains consecutive overlapping twelve-month offering periods. Each offering period includes two six-month purchase periods. The price of common stock to be purchased will be 85% of the lower of the fair market value of the common stock either at the beginning of the offering period or at the end of that purchase period. The Company issued 37,544 shares at $4.68 in May 2001 and 39,098 shares at $5.51 per share in October 2001. In October 2000, the Company issued 15,885 shares at $4.68 per share. In connection with the acquisition of Healthcare.com, the Company assumed the employee stock purchase plan of Healthcare.com. In September 2001, the Company issued 7,256 shares at $10.25 per share related to the Healthcare.com plan.

                                 QUOVADX, INC.

6.  INCOME TAXES

     At December 31, 2001 and 2000, the Company had net operating loss ("NOL") carryforwards of approximately $145.9 million and $31.7 million, respectively, which may be used to offset future taxable income. $61.8 million of these NOL carryforwards were recorded as a result of the acquisitions. These carryforwards expire beginning in 2008. The Internal Revenue Code of 1986, as amended, contains provisions that may limit the NOL available for use in any given year upon the occurrence of certain events, including significant changes in ownership interest. A change in ownership of a company of greater than 50% within a three-year period results in an annual limitation on the Company's ability to utilize its NOL carryforwards from tax periods prior to the ownership change. The Company's NOL carryforwards as of December 31, 2001 are subject to annual limitations due to changes in ownership.

     The benefit for income taxes differs from the amount computed by applying the U.S. federal income tax rate to loss before income taxes as follows (in thousands):

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2001      2000      1999
                                                          -------   -------   -------
Federal income tax benefit..............................  $(1,494)  $(6,061)  $(1,084)
State income tax, net of federal benefit................     (101)     (545)     (103)
Change in valuation allowance...........................      652     5,492       944
Unearned compensation...................................      161       483       209
Value attributed to warrants............................       --       764        --
Goodwill amortization...................................      723        --        --
Other...................................................       59      (133)       34
                                                          -------   -------   -------
Income tax expense......................................  $    --   $    --   $    --
                                                          =======   =======   =======

                                 QUOVADX, INC.

     The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets at December 31, 2001 and 2000 are presented below (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Deferred tax assets:
  Deferred revenue..........................................  $  2,344   $     53
  Employee benefits.........................................       283        288
  Accrued liabilities.......................................       586        474
  Tax credits...............................................       942         --
  Investment impairment.....................................       193         --
  Other.....................................................       147        155
  Net operating loss carryforwards..........................    55,977     12,457
                                                              --------   --------
          Total deferred tax assets.........................    60,472     13,427
                                                              --------   --------
Deferred tax liabilities:
Cash to accrual Section 481(a)..............................        --        (96)
  Fixed asset sale, depreciation and other..................      (530)      (275)
  Amortization..............................................    (6,241)        --
                                                              --------   --------
Total deferred tax liabilities..............................    (6,771)      (371)
                                                              --------   --------
Net tax assets..............................................    53,701     13,056
                                                              --------   --------
Less: valuation allowance...................................   (53,701)   (13,056)
                                                              --------   --------
     Net deferred tax asset/(liabilities)...................  $     --   $     --
                                                              ========   ========

     The Company's deferred tax assets represent unrecognized future tax benefit. A valuation allowance has been established for the entire tax benefit, and no benefit for income taxes has been recognized in the accompanying statement of operations.

     At December 31, 2001, the Company had various tax credit carryforwards of $942,000, which may be used to offset future tax liabilities. Approximately $879,000 of this amount is related to increasing research activities and will expire beginning in 2014. The remainder is an Alternative Minimum Tax Credit, which can be carried forward indefinitely.

                                 QUOVADX, INC.

7.  COMMITMENTS AND CONTINGENCIES

  COMMITMENTS

     The Company leases equipment and office space under various long-term non-cancelable operating leases that expire at various dates prior to 2007. The following is a schedule by year of future minimum lease payments under operating leases, at December 31, 2001 (in thousands):

2002........................................................   $ 3,244
2003........................................................     2,599
2004........................................................     2,360
2005........................................................     2,101
2006........................................................       578
2007........................................................       192
                                                               -------
                                                               $11,074
                                                               =======

     Total rent expense for the years ended December 31, 2001, 2000 and 1999 was $2,627,000, $1,295,000 and $375,000, respectively.

     In March 2001, Healthcare.com sold to Madison Information Technologies, Inc., a management services and software provider, an exclusive license of its EMerge technology in exchange for certain license payments. The Company has retained certain distribution rights and is required to make minimum royalty payments in 2002.

  CONTINGENCIES

     On November 14, 2001, a shareholder class action complaint was filed in the United States District Court, Southern District of New York. The complaint asserts that the prospectus from the Company's February 10, 2000 initial public offering ("IPO") failed to disclose certain alleged improper actions by various underwriters for the offering in the allocation of the IPO shares. The complaint alleges claims against certain underwriters, the Company and its officer directors under the Securities Act of 1933 and the Securities Exchange Act of 1934 (Bartula v. XCare.net, Inc., et al., Case No. 01-CV-10075).

     Similar complaints have been filed concerning more than 300 other IPO's; these cases have been coordinated as In re Initial Public Offering Securities Litigation, 21 MC 92. The Company believes the claims against it are without merit and intends to defend the action vigorously. We do not believe that the outcome of this action will have a material adverse effect on our financial position, results of operations or liquidity; however, litigation is inherently uncertain and there can be no assurance as to the ultimate outcome or effect.

     The Company is engaged from time to time in routine litigation that arises in the ordinary course of our business.

     As of December 31, 2001 the Company had restricted cash of $0.9 million included in other assets of the Company's balance sheet. Restricted cash represents investments that support a letter of credit related to an operating lease.

8.  RELATED PARTY TRANSACTIONS

     For the year ended December 31, 2000, revenues from related parties include $0.6 million from a customer who is also a partner in an entity that is a significant stockholder of the Company and $0.1 million from Advica prior to the business acquisition. The accounts receivable related to these transactions were settled as of December 31, 2000.

                                 QUOVADX, INC.

     During 1999, the Company entered into a professional services agreement with an entity whose managing member is a general partner in an entity that is a significant stockholder of the Company. The Company recognized $453,000 in revenue under such agreement during the fourth quarter ended December 31, 1999, and accounts receivable from this entity was $453,000 at December 31, 1999.

9.  SEGMENT INFORMATION

     Segment information has been prepared in accordance with FASB SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company defines operating segments as components of an enterprise for which discrete financial information is available and is reviewed regularly by the chief operating decision-maker or decision making group, to evaluate performance and make operating decisions. The chief operating decision-making group reviews the revenue and margin by the nature of the services provided and reviews the overall results of the Company. Accounting policies of the segments are the same as those described in the summary of significant accounting policies (See Note
1).

     The Company operates in three segments: professional services, software licenses and recurring revenue. The professional services segment includes revenue generated from software implementation, engineering and integration. The software license segment includes revenue from software license sales and software subscriptions. The recurring revenue segment includes revenue generated from hosting services, maintenance services, transaction services, and other services.

     Following is a breakout by segment. The margin for the segments excludes corporate expenses. The "other" category includes corporate expenses and eliminations.

                                   PROFESSIONAL      SOFTWARE       RECURRING                CONSOLIDATED
                                     SERVICES     LICENSE REVENUE   SERVICES      OTHER         TOTAL
                                   ------------   ---------------   ---------    --------    ------------
                                                               (IN THOUSANDS)
2001
Total revenue....................    $27,687          $6,416         $17,315     $     --      $ 51,418
Margin...........................     11,560           4,001           2,736      (22,566)(1)     (4,269)
Assets...........................         --              --              --      214,704(2)    214,704
Capital expenditures.............         --              --              --        2,892(2)      2,892
2000
Total revenue....................    $ 7,488              --         $ 3,193     $     --      $ 10,681
Margin...........................     (3,216)             --            (276)     (13,825)(1)    (17,317)
Assets...........................         --              --                       96,908(2)     96,908
Capital expenditures.............         --              --                        3,631(2)      3,631
1999
Total revenue....................    $ 3,740              --         $ 1,113     $     --      $  4,853
Margin...........................        720              --             210       (4,118)(1)     (3,188)
Assets...........................         --              --          13,183(2)    13,183
Capital expenditures.............         --              --           1,245(2)     1,245

                                 QUOVADX, INC.

---------------

(1) Represents loss before income taxes. Adjustments that are made to the total of the segments' income in order to arrive at income before income taxes include the following:

                                                            2001      2000      1999
                                                           -------   -------   ------
Costs and adjustments to reconcile segment data to the
  consolidated total:
  Sales and marketing....................................  $ 8,785   $ 5,216   $1,105
  General and administrative.............................   10,045     9,207    1,867
  Research and development...............................    4,792     2,952      575
  Amortization of goodwill and other acquired
     intangibles.........................................    1,585        96       --
  Stock compensation expense.............................      460     1,381      504
  Interest expense (income), net.........................   (3,101)   (5,027)      67
                                                           -------   -------   ------
                                                           $22,566   $13,825   $4,118
                                                           -------   -------   ------

(2) A breakout of assets and capital expenditures for all segments is not provided to the chief operating decision maker. The other column represents the amount to reconcile to the consolidated total.

10.  SUBSEQUENT EVENTS

     On March 1, 2002, the Company completed the sale of certain assets of its Advica Health Resources subsidiary to Royal Health Care of Long Island, LLC, d/b/a Royal Health Care ("Royal") for $475,000 in cash and 4.6% of the outstanding equity in Royal. In conjunction with the sale, Quovadx and Royal signed a seven-year application service provider ("ASP") agreement.

     Under the terms of the asset sale agreement, Royal assumes Advica's medical management services business, including personnel, property, key contracts, and equipment. Quovadx will retain Advica's core systems and information technology, which it will operate in conjunction with its service obligations to Royal under the ASP agreement. The Company does not expect to record a net gain or loss on the transaction.

11.  QUARTERLY RESULTS (UNAUDITED)

     This information has been derived from unaudited consolidated financial statements. The unaudited consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of this information. These unaudited quarterly results should be read in conjunction with the audited financial statements and notes thereto. Operating results are expected to vary significantly from quarter to quarter and are not necessarily indicative of results for any future period. Data relating to the results

                                 QUOVADX, INC.

of operations for the each quarter of the years ended December 31, 2001 and 2000 follows (in thousands except per share amounts):

                                                                  THREE MONTHS ENDED
                                                  ---------------------------------------------------
                                                  MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                                    2001        2001         2001            2001
                                                  ---------   --------   -------------   ------------
STATEMENT OF OPERATIONS DATA:
Total revenue...................................   $ 7,590    $ 9,036       $15,288        $19,504
Costs and expenses:
  Cost of revenue...............................     6,353      6,215         8,664          9,810
  Amortization of acquired software.............        --         --           424          1,655
  Sales and marketing...........................     1,389      1,564         2,720          3,112
  General and administrative....................     2,570      1,847         2,273          3,355
  Research and development......................     1,141        945         1,253          1,453
  Amortization of goodwill and other acquired
     intangibles................................       303        361           485            436
  Stock compensation expense....................       135        161            85             79
                                                   -------    -------       -------        -------
          Total costs and expenses..............    11,891     11,093        15,904         19,900
                                                   -------    -------       -------        -------
Loss from operations............................    (4,301)    (2,057)         (616)          (396)
Interest income, net............................     1,100        872           674            455
                                                   -------    -------       -------        -------
Net income (loss)...............................   $(3,201)   $(1,185)      $    58        $    59
                                                   =======    =======       =======        =======
Net income (loss) per common share -- basic and
  diluted.......................................   $ (0.20)   $ (0.07)      $  0.00        $  0.00
                                                   =======    =======       =======        =======

                                                                  THREE MONTHS ENDED
                                                  ---------------------------------------------------
                                                  MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                                    2000        2000         2000            2000
                                                  ---------   --------   -------------   ------------
STATEMENT OF OPERATIONS DATA:
Total revenue...................................   $ 2,852    $ 2,689       $ 1,961        $ 3,179
Costs and expenses:
  Cost of revenue...............................     2,797      3,016         3,190          5,170
  Sales and marketing...........................     1,110      1,891         1,203          1,012
  General and administrative....................     1,867      2,981         2,038          2,321
  Research and development......................       461        989           427          1,075
  Amortization of goodwill and other acquired
     intangibles................................        --         --            --             96
  Stock compensation expense....................       518        406           286            171
                                                   -------    -------       -------        -------
          Total costs and expenses..............     6,753      9,283         7,144          9,845
                                                   -------    -------       -------        -------
Loss from operations............................    (3,901)    (6,594)       (5,183)        (6,666)
Interest income, net............................       698      1,505         1,446          1,378
                                                   -------    -------       -------        -------
Net loss........................................   $(3,203)   $(5,089)      $(3,737)       $(5,288)
                                                   =======    =======       =======        =======
Net loss per common share -- basic and
  diluted.......................................   $ (0.37)   $ (0.31)      $ (0.23)       $ (0.32)
                                                   =======    =======       =======        =======

                                 QUOVADX, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                       BALANCE AT        CHARGED TO                             BALANCE AT
ALLOWANCE FOR DOUBTFUL ACCOUNTS    BEGINNING OF PERIOD    EXPENSE     DEDUCTION    TRANSFERS   END OF PERIOD
-------------------------------    -------------------   ----------   ---------    ---------   -------------
                                                            (DOLLARS IN THOUSANDS)
2001.............................         $546               97         (518)(a)     2,057(b)     $1,932
2000.............................          141              636         (231)(a)        --           546
1999.............................           50               91           --            --           141

---------------

(a) Represents credit losses written off during the period, less collection of amounts previously written off.

(b)  Transfer of allowance balances from 2001 business acquisitions.

                               INDEX TO EXHIBITS

EXHIBIT
 NUMBER                       DESCRIPTION OF DOCUMENT
-------                       -----------------------
   2.1(5)   Healthcare.com Merger Agreement
   3.1(1)   Amended and Restated Certificate of Incorporation.
   3.2(4)   Bylaws.
   4.1(1)   Form Common Stock Certificate.
   4.2(4)   Registration Rights Agreement by and Between XCare.net. and
            AHR Seller Group, LLC, the sole stockholder of
            United/HealthScope, Inc. (dba Advica Health Resources),
            dated November 8, 2000.
   4.3(7)   Registration Rights Agreement by and among Registrant and
            certain Stockholders of Confer Software, Inc., dated as of
            June 7, 2001.
   4.4(8)   Registration Rights Agreement, dated as of December 14, 2001 by and between Quovadx, Inc., and Francis Carden
   4.5(3)   Stockholders' Rights Plan.
  10.1(1)   Amended and Restated 1997 Stock Option Plan.
  10.2(1)   1999 Employee Stock Purchase Plan and related agreements.
  10.3(1)   1999 Director Option Plan and related agreements.
  10.4(4)   2000 Nonstatutory Stock Option Plan and related agreements.
  10.5(6)   Amended and Restated Healthcare.com Corporation Non-Employee
            Director Stock Option Plan (filed as Exhibit 10 to
            Healthcare.com's Quarterly Report on Form 10-Q for quarter ended June 30, 1999 (Commission file No. 0-27056) and
            incorporated herein by reference).
  10.6(6)   Healthcare.com Adjustment Stock Option Plan (filed as
            Exhibit 10.5 to Amendment No. 1 to Healthcare.com's
            Registration Statement on Form S-1 (Registration No.
            33-96478), and incorporated herein by reference).
  10.7(6)   Healthcare.com Restated Stock Option Plan Two (filed as
            Exhibit 10.2 to Healthcare.com's Quarterly Report on Form
            10-Q for the quarter ended March 31, 1998 (Commission file
            No. 0-27056), and incorporated herein by reference).
  10.8(1)   Offer letter, dated September 22, 1997, with Lorine Sweeney.
  10.9(2)   Office Lease Agreement dated November 1, 1999, by and
            between the Company and Mountain States Mutual Casualty
            Company.
  10.10(4)  United Healthscope, Inc. purchase agreement dated November
            8, 2000.
  10.11(5)  Form of Robert Murrie Employment Agreement.
  10.12(5)  Form of Severance Agreement.
  11.1      Form of Indemnification Agreement entered into by the
            Company with each of its directors and executive officers.
  12.1      Sublease Agreement, dated August 24, 2001, between Echo Bay
            Management Corp. and XCare.Net, Inc.
  16.1(9)   Letter regarding change in certifying accountant
  23.1      Consent of Ernst & Young LLP, Independent Auditors.
  23.2      Consent of PricewaterhouseCoopers LLP.

---------------

(1) Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Registration Statement on Form S-1 on November 2, 1999 (File No. 333-90165).

(2) Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Registration Statement on Form S-1 on December 17, 1999.

(3) Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Registration Statement on Form 8-A on July 28, 2000.

(4) Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 000-29273).

(5) Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Current Report on Form 8-K on May 18, 2001.

(6) Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Registration Statement on Form S-4 on July 16, 2001 (File No. 333-64282).

(7) Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Registration Statement on Form S-1 on July 17, 2001.

(8) Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Registration Statement on Form S-3 on January 23, 2002.

(9) Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Current Report on Form 8-K on April 18, 2001.