Form 10-Q
period 2002-03-31
QUOVADX INC
filed 2002-05-15
CIK 1094561

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-29273

Quovadx, Inc. (Formerly XCare.net)

(Exact name of registrant as specified in its charter)

Delaware	85-0373486
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6400 S. Fiddler’s Green Circle, Suite 1000, Englewood, Colorado 80111

(Address of principal executive offices)

(303) 488-2019

(Registrant’s telephone number)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      At April 30, 2002, 29,957,139 shares of common stock were outstanding.

PART II OTHER INFORMATION
SIGNATURES
INDEX TO EXHIBITS

QUOVADX, INC. (formerly XCare.net, Inc.)

QUOVADX, INC. (FORMERLY XCARE.NET, INC.)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2002	2001

	(In thousands, except share
	and per share amounts)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$25,137	$25,383
Short-term investments	32,882	38,103
Accounts receivable, net of allowance of $1,558 and $1,932 at March 31, 2002 and December 31, 2001, respectively	9,328	10,104
Work performed in advance of billings	7,750	7,816
Other current assets	5,903	3,048

Total current assets	81,000	84,454
Property and equipment, net	6,471	7,443
Software, net	17,232	18,295
Goodwill and other intangible assets	104,369	103,223
Other assets	1,534	1,289

Total assets	$210,606	$214,704

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$726	$1,654
Accrued liabilities	8,598	11,646
Unearned revenue	7,541	8,495

Current liabilities	16,865	21,795
Deferred revenue and other long-term liabilities	3,597	4,022

Total liabilities	20,462	25,817

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized and no shares issued and outstanding at March 31, 2002 and December 31, 2001
Common stock, $.01 par value; 100,000,000 shares authorized and 29,902,102 and 29,688,133 shares issued and outstanding as of March 31, 2002 and December 31, 2001, respectively	299	297
Additional paid-in capital	225,836	224,748
Unearned compensation, net	(166)	(231)
Accumulated deficit	(35,825)	(35,927)

Total stockholders’ equity	190,144	188,887

Total liabilities and stockholders’ equity	$210,606	$214,704

The accompanying notes are an integral part of these condensed consolidated financial statements

QUOVADX, INC. (FORMERLY XCARE.NET, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,

	2002	2001

	(In thousands, except
	per share amounts)
	(Unaudited)
Revenue	$17,595	$7,590

Costs and expenses:
Cost of revenue	8,629	6,353
Amortization of acquired and developed software	1,083	—
Sales and marketing	2,724	1,389
General and administrative	3,337	2,570
Research and development	1,432	1,141
Amortization of goodwill and other acquired intangibles	570	303
Stock compensation expense	66	135

Total costs and expenses	17,841	11,891

Loss from operations	(246)	(4,301)
Gain on sale of assets	87	—
Interest income, net	261	1,100

Net income (loss)	$102	$(3,201)

Net income (loss) per common share — basic	$0.00	$(0.20)

Weighted average common shares outstanding — basic	29,721	16,412

Net income (loss) per common share — diluted	$0.00	$(0.20)

Weighted average common shares outstanding — diluted	30,867	16,412

The accompanying notes are an integral part of these condensed consolidated financial statements

QUOVADX, INC. (FORMERLY XCARE.NET, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,

	2002	2001

	(In thousands)
	(Unaudited)
Cash Flows from Operating Activities
Net income (loss)	$102	$(3,201)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,964	620
Amortization of goodwill and acquired intangibles	570	303
Gain on sale of assets	(87)	—
Charge related to issuance of warrants	—	876
Provision for losses on receivables	—	97
Loss on impairment of investments	—	503
Amortization of unearned compensation	66	135
Other	—	373
Change in assets and liabilities:
Accounts receivable	873	(2,264)
Work performed in advance of billings	66	(173)
Other current assets	(857)	(623)
Accounts payable	(947)	(1,009)
Accrued liabilities	(3,783)	1,177
Unearned and deferred revenue	(1,702)	209

Net cash used in operating activities	(3,735)	(2,977)

Cash Flows from Investing Activities
Purchase of property and equipment	(269)	(880)
Business acquisition, net of cash acquired	(1,633)	—
Sale of short-term investments	17,754	3,200
Purchase of short-term investments	(12,533)	(4,300)
Other investing activities	—	(150)

Net cash provided by (used in) investing activities	3,319	(2,130)

Cash Flows from Financing Activities
Principal payments under capital leases and debt	—	(13)
Proceeds from issuance of common stock	170	—

Net cash provided by (used in) financing activities	170	(13)

Net decrease in cash and cash equivalents	(246)	(5,120)
Cash and cash equivalents at beginning of period	25,383	37,319

Cash and cash equivalents at end of period	$25,137	$32,199

Supplemental Disclosure of Non-Cash Investing and Financing Transactions
Issuance of stock in business acquisition	920	—
Receipt of stock in asset sale	662	—

The accompanying notes are an integral part of these condensed consolidated financial statements

QUOVADX, INC. (FORMERLY XCARE.NET, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     Basis of Presentation

      Interim Financial Statements. The accompanying condensed consolidated financial statements of Quovadx, Inc. (the “Company” ) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures are adequate to make the information presented not misleading. The unaudited financial statements have been prepared on the same basis as our annual financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for a fair presentation in accordance with accounting principles generally accepted in the United States. The results for the three months ended March 31, 2002 are not necessarily indicative of the results expected for the full year. These financial statements should be read in conjunction with the audited financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2001.

2.     Business Acquisitions and Sale of Assets

      On November 8, 2000, the Company purchased all of the outstanding common shares of United Healthscope, Inc. d/b/a Advica Health Resources (“Advica”). The purchase price totaling $2.2 million included 70,000 shares of Quovadx common stock, $830,000 in cash, and professional fees directly related to the acquisition, net of accounts receivable and the Company’s investment in Advica. The acquired intangible assets consisted of $0.6 million in customer base, $0.5 million in acquired workforce, and other acquired intangibles. The Company recorded the remaining excess purchase price of $0.6 million as goodwill. The transaction was accounted for as a purchase.

      On November 29, 2000, the Company purchased all of the outstanding capital stock of Integrated Media Inc.(“Integrated Media”). The purchase price, totaling $2.1 million, consisted of cash and professional fees directly related to the acquisition. In addition to the $2.1 million purchase price, the Company paid $1.0 million to the former president of Integrated Media to assist with the transition, which was charged to sales and marketing expense over a one-year period ending on November 28, 2001. The acquired intangible assets consisted of $0.1 million in customer base, $0.2 million in acquired workforce, and other acquired intangible assets. The Company recorded the remaining excess purchase price of $1.7 million as goodwill. The transaction was accounted for as a purchase.

      On June 7, 2001, the Company consummated the acquisition of Confer Software, Inc. (“Confer”), by merger of a wholly-owned subsidiary of Quovadx with Confer. The purchase price totaling $6.6 million included 592,453 shares of Quovadx common stock in exchange for the outstanding shares of Confer capital stock, the assumption of a $461,250 employee bonus plan that was paid in cash and $1.8 million in merger-related fees. The purchase price was allocated to the acquired assets and liabilities at their fair values as of June 7, 2001. The acquired intangible assets consisted of $1.0 million in developed technology, $0.4 million in acquired workforce, and $0.4 million in patents. The Company recorded the remaining excess purchase price of $3.8 million as goodwill. The transaction was accounted for as a purchase. Confer’s balance sheet included $3.2 million in current assets, $0.8 million in non-current assets and $2.6 million in liabilities upon acquisition.

      On August 13, 2001, Quovadx consummated the acquisition of Healthcare.com Corporation (“Healthcare.com”). Under the terms of the merger, a wholly-owned subsidiary of Quovadx merged with Healthcare.com and Healthcare.com became a wholly-owned subsidiary of Quovadx. Healthcare.com stockholders received a fixed exchange of 0.375 shares of Quovadx’s common stock for each share of Healthcare.com common stock they owned. The purchase price totaling $93.1 million included 10,702,043 shares of Quovadx common stock issued in exchange for all outstanding shares of Healthcare.com capital stock and $4.5 million in professional fees. The purchase price was allocated to the acquired assets and liabilities at their fair values as of August 13, 2001. The acquired intangible assets consisted of $14.4 million in developed technology,

QUOVADX, INC. (FORMERLY XCARE.NET, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$5.7 million in acquired customer base, $1.8 million to a distribution agreement, and $0.6 million in trade name. The Company recorded the remaining excess purchase price of $82.8 million as goodwill. The transaction was accounted for as a purchase. Healthcare.com’s balance sheet included $12.1 million in current assets, $52.9 million in non-current assets and $26.7 million in liabilities upon acquisition.

      On December 14, 2001, the Company consummated the acquisition of the Pixel Group (“Pixel”). The purchase price totaling $7.3 million included $5.0 million in cash and 201,794 shares of Quovadx common stock in exchange for the outstanding shares of Pixel capital stock. The preliminary estimate of goodwill and identifiable intangible assets acquired is $7.2 million. The purchase price allocation is expected to be finalized in 2002 upon the receipt of an independent appraisal. Pixel’s balance sheet included $0.9 million in current assets, $0.4 million in non-current assets and $0.9 million in liabilities upon acquisition.

      On March 1, 2002, the Company completed the sale of certain assets of its Advica subsidiary to Royal Health Care of Long Island, LLC, d/b/a Royal Health Care (“Royal”) for $475,000 in cash and 4.6% of the outstanding equity in Royal. In conjunction with the sale, Quovadx and Royal signed a seven-year application service provider (“ASP”) agreement.

      Under the terms of the asset sale agreement, Royal assumes Advica’s medical management services business, including personnel, property, key contracts, and equipment. Quovadx will retain Advica’s core systems and information technology, which it will operate in conjunction with its service obligations to Royal under the ASP agreement. The Company recorded a gain on the sale of assets of $87,000.

      On March 27, 2002, the Company purchased all of the outstanding capital stock of Outlaw Technologies, Inc. (“Outlaw”). The purchase price, totaling $2.7 million included 138,575 shares of Quovadx common stock, $1.8 million in cash and professional fees directly related to the acquisition. The preliminary estimate of goodwill and identifiable intangible assets acquired is $2.9 million. The purchase price allocation will be finalized upon receipt of an independent appraisal. Outlaw’s balance sheet included $0.3 million in current assets and $0.6 million in liabilities upon acquisition.

      The Company retained an independent appraiser to assist with the assigning of the fair values to the identifiable intangibles acquired from Advica, Integrated Media, Confer and Healthcare.com. The valuations relied on methodologies that most closely related to the fair market value assignment with the economic benefits provided by each asset and risks associated with the assets. The goodwill recognized in the Pixel, Healthcare.com and Outlaw acquisitions are not subject to amortization but will be tested annually for impairment or more frequently if events or changes in circumstances indicate the asset might be impaired. Beginning January 1, 2002, the goodwill associated with the acquisitions of Integrated Media and Confer are not subject to amortization, but are tested annually for impairment or more frequently if events or changes in circumstances indicate the asset might be impaired. SFAS No. 142 eliminates amortization of goodwill and amortization of indefinite-lived intangible assets. However, SFAS No. 142 also requires the Company to perform impairment tests at least annually on all goodwill and other intangible assets. These statements are required to be adopted by the Company on January 1, 2002 for all acquisitions and immediately for any acquisitions entered into after July 1, 2001. The identifiable intangible assets recognized in the acquisitions are being amortized over their estimated lives ranging from three to eight years. Operating results are included in the consolidated financial results from the date of acquisition.

QUOVADX, INC. (FORMERLY XCARE.NET, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The unaudited pro forma results of operations as though the Confer, Healthcare.com, Pixel and Outlaw acquisitions had been completed as of January 1, 2001 are as follows (in thousands except for per share amounts):

	Three Months Ended	Three Months Ended
	March 31, 2002	March 31, 2001

Revenues	$17,766	$23,843
Net income (loss)	146	(5,903)
Net income (loss) per share	0.00	(0.20)

      The pro forma results above do not include any anticipated cost savings or other effects of the integration of acquisitions into the Company and are not necessarily indicative of the results which would have occurred if the acquisition had been in effect on the date indicated, or which may result in the future.

3.     Net Income (Loss) Per Common Share

      Net income per common share is calculated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share”. Under the provisions of SFAS No. 128, basic net income per common share is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing the net income for the period by the weighted average number of common shares outstanding including potential common shares outstanding during the period if their effect is dilutive. Potential common shares consist of incremental common shares issuable upon the exercise of stock options.

      The following table sets forth the computation of the numerators and denominators in the basic and diluted net income (loss) per common share calculations for the periods indicated:

	Three Months Ended
	March 31,

	2002	2001

Numerator:
Net income (loss) available to common stockholders	$102	$(3,201)

Denominator:
Weighted average common shares outstanding — basic	29,721	16,412
Effect of dilutive securities:
Employee stock options	1,146	—

Weighed average common shares outstanding — diluted	30,867	16,412

4.     Segment Information

      Segment information has been prepared in accordance with FASB SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The Company defines operating segments as components of an enterprise for which discrete financial information is available and is reviewed regularly by the chief operating decision-maker or decision making group, to evaluate performance and make operating decisions. The chief operating decision-making group reviews the revenue and margin by the nature of the services provided and reviews the overall results of the Company. Accounting policies of the segments are the same as those described in the summary of significant accounting policies.

      The Company operates in three segments: professional services, software licenses and recurring revenue. The professional services segment includes revenue generated from software implementation, engineering and integration. The software license segment includes revenue from software license sales and software

QUOVADX, INC. (FORMERLY XCARE.NET, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

subscriptions. The recurring revenue segment includes revenue generated from hosting services, maintenance services, transaction services, and other services.

      Following is a breakout by segment. The margin for the segments excludes corporate expenses. The “other” category includes corporate expenses and eliminations.

	Professional	Software	Recurring			Consolidated
	Services	Revenue	Revenue	Other		Total

	(In thousands)
March 31,
2002
Total revenues	$6,854	$3,640	$7,101	$—		$17,595
Margin	3,230	2,557	2,096	(7,781	)(1)	102
Assets	—	—	—	210,606	(2)	210,606
Capital expenditures	—	—	—	267	(2)	267
2001
Total revenues	$5,187	$54	$2,349	$—		$7,590
Margin	1,472	54	(289)	(4,438	)(1)	(3,201)
Assets	—	—	—	94,209	(2)	94,209
Capital expenditures	—	—	—	880	(2)	880

(1)	Represents loss before income taxes. Adjustments that are made to the total of the segments’ income in order to arrive at income before income taxes include the following:

	Three Months Ended
	March 31,

	2002	2001

Costs and adjustments to reconcile segment data to the consolidated total:
Sales and marketing	$2,724	$1,389
General and administrative	3,337	2,570
Research and development	1,432	1,141
Amortization of goodwill and other acquired intangibles	570	303
Stock compensation expense	66	135
Gain on sale of assets	(87)	—
Interest income, net	(261)	(1,100)

	$7,781	$4,438

(2)	A breakout of assets and capital expenditures for all segments is not provided to our chief operating decision maker. The other column represents the amount to reconcile to the consolidated total.

5.     Goodwill and Other Intangibles

      In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations completed after June 30, 2001. SFAS No. 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria.

QUOVADX, INC. (FORMERLY XCARE.NET, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SFAS No. 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001.

      SFAS No. 142 eliminates amortization of goodwill and indefinite lived intangible assets. However, SFAS No. 142 also requires the Company to perform impairment tests at least annually on all goodwill and other intangible assets. SFAS No. 142 is required to be adopted by the Company on January 1, 2002 and immediately for any acquisitions entered into after July 1, 2001. The Company has adopted these statements for all business acquisitions entered into after July 1, 2001, for which goodwill of $87.6 million was recorded and in accordance with SFAS No. 142, no amortization was recorded for the three months ended March 31, 2002. Amortization of goodwill for acquisitions completed prior to July 1, 2001 was $0.2 million for the three months ended March 31, 2001.

      The following table provides information relating to the Company’s amortized and unamortized intangible assets as of March 31, 2002 (in millions):

		Accumulated
Amortized Intangible Assets:	Cost	Amortization

Customer base	$5,725	$447
Distribution agreement	1,805	751
Tradenames, patents and other	5,876	1,174

Total	$13,406	$2,372

Un-amortized intangible assets:
Goodwill	$96,624	$3,289

      For the three months ended March 31, 2001, the Company amortized $0.2 million of its goodwill balance. Goodwill amortization was not recorded for the three months ended March 31, 2002.

      The Company will complete the transition impairment test in accordance with SFAS 142 during the second quarter of 2002. The amount of impairment charge is not yet determined but we do not expect the testing to result in any material impairment charges.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

      All statements, trend analysis and other information contained in this Form 10-Q of Quovadx, Inc. (“Quovadx”, the “Company”, “we” or “us”) and the information incorporated by reference which are not historical in nature are forward-looking statements within the meaning of the Private-Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, discussion relative to markets for our products and trends in revenue, gross margins and anticipated expense levels, as well as other statements including words such as “anticipate,” “believe,” “plan,” “estimate,” “expect” and “intend” and other similar expressions. All statements regarding the Company’s expected financial position and operating results, business strategy, financing plans, forecast trends relating to our industry are forward-looking statements. These forward-looking statements are subject to business and economic risks and uncertainties, and our actual results of operations may differ materially from those contained in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” below. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. However, readers should carefully review the risk factors set forth in other reports or documents we file from time to time with the Securities and Exchange Commission (“SEC”).

Overview

      Quovadx, Inc., (the “Company”, “Quovadx”, “our” or “we”) is a provider of Total Business Integration products and services. The Company provides an end-to-end business infrastructure and integration software suite, as well as end-to-end service capabilities including consulting, transaction hosting and operations management for business-critical applications. Using our XML-based QDX Platform, the Company has assisted more than 1500 organizations in the healthcare, media and entertainment sectors streamline business processes, solve difficult process integration challenges, and leverage existing legacy system data. The Quovadx Total Integration Business Model is an end-to-end solution comprised of three component parts: the QDX Technology Platform Suite, Professional Services and Process Management Services. Our model creates value for our customers by allowing them to automate business processes, extend these processes and transact with their trading partners, while preserving the significant investments they have made in their legacy systems. Our Total Business Integration technology platform solves difficult application-to-application integration, business-to-business integration, business-to-consumer integration and business process management issues both inside and outside the enterprise.

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

Business Acquisitions

      On November 8, 2000, we purchased all of the outstanding common shares of United Healthscope, Inc. d/b/a Advica Health Resources (“Advica”). The purchase price totaling $2.2 million included 70,000 shares of Quovadx common stock, $830,000 in cash, and professional fees directly related to the acquisition, net of accounts receivable and the Company’s investment in Advica.

      On November 29, 2000, the Company purchased all of the outstanding capital stock of Integrated Media Inc. (“Integrated Media”). The purchase price, totaling $2.1 million, consisted of cash and professional fees directly related to the acquisition. In addition to the $2.1 million purchase price, the Company paid $1.0 million to the former president of Integrated Media to assist with the transition, which was charged to sales and marketing expense over a one-year period ending on November 28, 2001.

      On June 7, 2001, the Company consummated the acquisition of Confer Software, Inc., (“Confer”) by merger of a wholly-owned subsidiary of Quovadx with Confer. The purchase price totaling $6.6 million included 592,453 shares of Quovadx common stock in exchange for the outstanding shares of Confer capital stock, the assumption of a $461,250 employee bonus plan that was paid in cash and $1.8 million in merger-related fees. The purchase price was allocated to the acquired assets and liabilities at their fair values as of June 7, 2001. The acquired intangible assets consisted of $1.0 million in developed technology, $0.4 million in acquired workforce, and $0.4 million in patents. The Company recorded the remaining excess purchase price of $3.8 million as goodwill.

      On August 13, 2001, Quovadx consummated the acquisition of Healthcare.com Corporation (“Healthcare.com”). Under the terms of the merger, a wholly-owned subsidiary of Quovadx merged with Healthcare.com and Healthcare.com became a wholly-owned subsidiary of Quovadx. Healthcare.com stockholders received a fixed exchange of 0.375 shares of Quovadx’s common stock for each share of Healthcare.com common stock they owned. The purchase price totaling $93.1 million included 10,702,043 shares of Quovadx common stock issued in exchange for all outstanding shares of Healthcare.com capital stock and $4.5 million in professional fees. The purchase price was allocated to the acquired assets and liabilities at their fair values as of August 13, 2001. The acquired intangible assets consisted of $14.4 million in developed technology, $5.7 million in acquired customer base, $1.8 million to a distribution agreement, and $0.6 million in trade name. The Company recorded the remaining excess purchase price of $82.8 million as goodwill.

      On December 14, 2001, the Company consummated the acquisition of the Pixel Group (“Pixel”). The purchase price totaling $7.3 million included $5.0 million in cash and 201,794 shares of Quovadx common stock in exchange for the outstanding shares of Pixel capital stock. The preliminary estimate of goodwill and identifiable intangible assets acquired is $7.2 million. The purchase price allocation will be finalized in 2002 upon receipt of the independent appraisal.

      On March 1, 2002, the Company completed the sale of certain assets of its Advica Health Resources subsidiary to Royal Health Care of Long Island, LLC, d/b/a Royal Health Care (“Royal”) for $475,000 in cash and 4.6% of the outstanding equity in Royal. In conjunction with the sale, Quovadx and Royal signed a seven-year application service provider (“ASP”) agreement.

      Under the terms of the asset sale agreement, Royal assumes Advica’s medical management services business, including personnel, property, key contracts, and equipment. Quovadx will retain Advica’s core systems and information technology, which it will operate in conjunction with its service obligations to Royal under the ASP agreement. The Company recorded a gain on the sale of assets of $87,000.

      On March 27, 2002, the Company purchased all of the outstanding capital stock of Outlaw Technologies, Inc. (“Outlaw”). The purchase price, totaling $2.7 million included 138,575 shares of Quovadx common stock, $1.8 million in cash and professional fees directly related to the acquisition. The preliminary estimate of goodwill and identifiable intangible assets acquired is $2.9 million. The purchase price allocation will be finalized upon receipt of an independent appraisal. Outlaw’s balance sheet included $0.3 million in current assets and $0.6 million in liabilities upon acquisition.

      The Company retained an independent appraiser to assist with the assigning of the fair values to the identifiable intangible assets acquired from the Advica, Integrated Media, Confer, Healthcare.com, Pixel and Outlaw acquisitions. The valuations relied on methodologies that most closely related to the fair market value assignment with the economic benefits provided by each asset and risks associated with the assets. Statement of Financial Accounting Standard (SFAS) No. 142 eliminates amortization of goodwill and indefinite-lived intangible assets. However, SFAS No. 142 also requires the Company to perform impairment tests at least annually on all goodwill and other indefinite-lived intangible assets. These statements are required to be adopted by the Company on January 1, 2002 for all acquisitions and immediately for any acquisitions entered into after July 1, 2001. The identifiable intangible assets recognized in the acquisitions are being amortized over their estimated lives ranging from three to eight years. Operating results are included in the consolidated financial results from the date of acquisition.

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

     Revenues

      The Company recognizes revenue in accordance with the provisions of Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”, as amended, and SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”.

      License agreements generally provide that customers pay a license fee based on a specified number of instances of the software and the type of software modules licensed. Customers that purchase licenses generally enter into one-year maintenance agreements that entitle the customer to receive unspecified software upgrades, error corrections and telephone support, generally for a fixed fee.

      The methodology the Company uses to recognize software license and related services revenue is dependent on whether the Company has established vendor specific objective evidence (“VSOE”) of fair value for the separate elements of the multiple-element agreement.

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

      When revenue is recognized using the percentage of completion basis of accounting, the Company’s management estimates the costs to complete the services to be provided under the contract. The Company may encounter budget and schedule overruns caused by increased material, labor or overhead costs. Adjustments to cost estimates are made in the period in which the facts requiring such revisions become known. Estimated losses, if any, are recorded in the period in which the current estimates of the costs to complete the services exceed the revenues to be recognized under the contract.

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

     Allowance for Doubtful Accounts

      The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of certain customers to pay their accounts receivable balances. The Company assesses the financial condition of its customers to determine if there is an impairment of their ability to make payments and additional allowances may be required if the financial condition of the Company’s customers deteriorates.

     Software Development Costs

      Software development costs are required to be expensed until the point that technological feasibility of the product is established. Once technological feasibility is established, such costs are capitalized until general availability of the product. The establishment of technological feasibility and continuing evaluation of the recoverability of the capitalized software development costs requires management’s judgment with respect to the impact of external factors such as future revenue, estimated economic life and changes in software and hardware technologies. Capitalized software development costs are amortized on a straight-line basis over an estimated life, which is generally three to five years. The Company capitalize internal and external labor incurred in developing the software once technological feasibility is attained.

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

Results of Operations

      The following table sets forth, for the periods indicated, certain items from the Company’s statements of operations as a percentage of total revenue:

	Three Months
	Ended March 31,

	2002	2001

Total revenue	100.0%	100.0%

Costs and expenses:
Cost of revenue	49.0	83.7
Amortization of acquired and developed software	6.2	—
Sales and marketing	15.5	18.3
General and administrative	19.0	33.9
Research and development	8.1	15.0
Amortization of goodwill and acquired intangibles	3.2	4.0
Stock compensation expense	0.4	1.8

Total costs and expenses	101.4	156.7

Loss from operations	(1.4)	(56.7)
Gain on sale of assets	0.5	—
Interest income (expense), net	1.5	14.5

Net loss	0.6%	(42.2)%

Comparison of the Company’s Results for the Three Months Ended March 31, 2002 and 2001

      Total revenue. Total revenue increased $10.0 million, or 132%, to $17.6 million for the three months ended March 31, 2002 from $7.6 for the three months ended March 31, 2001. Amounts billed to MedUnite as of March 31, 2001 were reduced by $876,000, which relate to the amortization of the fair value of the warrants issued to MedUnite. Software license revenue increased to $3.6 million for the three months ended March 31, 2002 from $54,000 for the three months ended March 31, 2001. The increase in revenue related to software revenue was derived from higher software sales over March 31, 2001 and the amortization of deferred license revenue. Throughout 2002, the Company will focus on the sale of its higher margin products, primarily the QDX platform. Professional services revenue increased $1.7 million or 32% to $6.9 million due to a higher number of professional services contracts. Higher recurring revenue for the three months ended March 31, 2002 as compared to the three months ended March 31, 2002, also added $4.7 million to the increase in total revenue due to increased revenue generated from maintenance and hosting contracts. The company closed 259 new customer contracts with a contract value totaling $12.6 million in the first quarter of 2002.

      Cost of revenue. Cost of revenue increased $3.4 million, or 53%, to $9.7 million for the three months ended March 31, 2002 from $6.4 million from the prior comparable period. The increase in the cost of revenue is related to higher payroll and payroll-related expense to support the growth in our professional services and recurring revenue segments and the addition of software amortization costs totaling $1.1 million for the three months ended March 31, 2002. Expenses also increased due to our 2001 acquisitions. As a percentage of revenue, cost of sales decreased from 84% for the three months ended March 31, 2001 to 55% for the three months ended March 31, 2002 due to shift in the Company’s product mix to reflect a higher percentage of revenues from the higher margin software license segment and overall increased revenue. The Company expects its gross margins to increase over time based on this shift. The Company’s gross profit margins, excluding amortization of software, improved to 51% for the three months ended March 31, 2002 from 25% (excluding amortization of warrants) for the three months ended March 31, 2001.

      Sales and marketing. Sales and marketing expenses increased $1.3 million, or 96%, to $2.7 million during the three months ended March 31, 2002 from $1.4 million for the three months ended March 31, 2001.

Sales and marketing expenses increased due to an increase in the size of the Company’s sales force and product marketing professionals. As a percentage of revenue, sales and marketing expense decreased to 15% from 16% (excluding amortization of warrants) from the three months ended March 31, 2001.

      General and administrative. General and administrative expenses increased $0.8 million, or 30%, to $3.3 million for the three months ended March 31, 2002 from $2.6 million from the year earlier period. The increase in general and administrative expenses was primarily due to an increase in personnel in the areas of human resources, accounting, legal and administration and increased directors and officers insurance expense. As a percentage of revenue, general and administrative costs decreased from 30% (excluding amortization of warrants) for the three months ended March 31, 2001 to 19% for the three months ended March 31, 2002.

      Research and development. Research and development expenses increased $0.3 million, or 26%, to $1.4 million for the three months ended March 31, 2002 from $1.1 million for the three months ended March 31, 2001. The research and development expenses reflects an increase in headcount over the three months ended March 31, 2001 to support the continued development of our adaptive applications. As a percentage of revenues, research and development expenses decreased from 13% (excluding amortization of warrants) for the three months ended March 31, 2001 to 8% for the three months ended March 31, 2002.

      Amortization of goodwill and acquired intangibles. The amortization of goodwill and acquired identifiable intangible assets results from our business acquisitions. The Company retained an independent appraiser to assist with the assigning of the fair values to the identifiable intangibles acquired from our acquisitions. Statement of Financial Accounting Standard (SFAS) No. 142 eliminates amortization of goodwill and indefinite-lived intangible assets. However, SFAS No. 142 also requires the Company to perform impairment tests at least annually on all goodwill and other indefinite-lived intangible assets. These statements are required to be adopted by the Company on January 1, 2002 for all acquisitions and immediately for any acquisitions entered into after July 1, 2001. The identifiable intangible assets recognized in the acquisitions are being amortized over their estimated lives ranging from three to eight years. Goodwill and other identifiable intangible assets amortization for the three months ended March 31, 2002 and 2001 were $0.6 million and $0.3 million respectively. Amortization of goodwill for acquisitions completed prior to July 1, 2001 was $0.2 million for the three months ended March 31, 2001. Goodwill was not amortized for the three months ended March 31, 2002. The increase in the amortization of acquired identifiable intangible assets was primarily related to the acquisitions of Healthcare.com and Confer.

      Stock compensation expense. During 1999 and through February 10, 2000, the effective date of the Company’s initial public offering, in connection with stock options granted to certain employees and a consultant under the stock plan, we have recorded unearned stock compensation representing the difference between the exercise price of the options and the deemed fair value of our common stock at the date of grant. We recorded aggregate unearned compensation of $2.8 million in connection with these stock options. This stock compensation will be amortized to expense over the period during which the options or common stock subject to repurchase vest, generally four years, using an accelerated method as described in Financial Accounting Standards Board Interpretation No. 28. Amortization of stock compensation expense amounted to $66,000 for the three months ended March 31, 2002 compared to $135,000 for the three months ended March 31, 2001. We will amortize $166,000 in the remaining three quarters of 2002.

      Gain on sale of assets. Gain on the sale of assets resulted from the sale of certain assets of the Advica subsidiary to Royal for $475,000 in cash and 4.6% of the outstanding equity in Royal. The Company recorded a gain on the sale of assets of $87,000.

      Interest income. Interest income includes interest income on cash, cash equivalents and short-term investment balances. Interest income decreased $0.8 million, to $0.3 million for the three months ended March 31, 2002 from interest income of $1.1 million for the three months ended March 31, 2001. The decrease in interest income is due to a decrease in interest rates from the prior comparable period and a decrease in our cash, cash equivalents and short-term investment balances to fund our operations and acquisitions.

      Income tax expense. No provision for federal and state income taxes has been recorded for the three months ended March 31, 2002 and 2001, as we have used net operating loss carryforwards. We believe that, based on the history of losses and other factors, the weight of available evidence indicates that it is more likely than not that we will not be able to realize our deferred tax assets, and thus a full valuation allowance has been recorded against such assets as of March 31, 2002.

      Segment results. Segment results represent margins which, for segment reporting purposes, exclude certain costs and expenses, including corporate expenses, taxes other than income and other non-recurring charges. See Note 4 to the consolidated financial statements.

	Three Months Ended
	March 31,
			Increase/
	2002	2001	(Decrease)

Professional services	$3,230	$1,472	$1,758
Software license fees	2,557	54	2,503
Recurring revenue	2,096	(289)	2,385
Other	(7,781)	(4,438)	(3,343)

	$102	$(3,201)	$3,303

      The increase in margin for the professional services and recurring revenue segments are primarily related to the revenue growth in 2002 over the prior year. Revenue for the professional services and recurring revenue segments increased 32% and 202%, respectively, over the prior year. The growth in the software license fees segment is primarily related to an increase software license sales of $3.6 million over the three months ended March 31, 2001. The Company’s product mix has shifted to reflect a higher percentage of revenue from the higher margin software license segment.

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

      Net cash used in operating activities for the three months ended March 31, 2002 and 2001 was $3.7 million and $3.0 million, respectively. The increase in net cash used in operating activities is primarily attributable to increased payments for accounts payables and accrued liabilities.

      Net cash provided by investing activities for the three months ended March 31, 2002 was $3.3 million and net cash used in investing activities for the three months ended March 31, 2001 was $2.1 million. Investing activities consist of purchases of computer hardware and software, office furniture and equipment, purchase and sales of investments and cash used in the business acquisitions. We sold $17.8 million of short-term investments and purchased $12.5 million of short-term investments in the first quarter of 2002. Purchases of property and equipment for the quarter ended March 31, 2002 decreased $0.6 million from the three months ended March 31, 2001.

      Net cash provided by financing activities for the three months ended March 31, 2002 of $170,000 was related to the exercise of stock options.

      The Company has commitments pursuant to certain lease obligations and royalty agreements.

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

Recent Accounting Pronouncements

      In August 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, which supersedes SFAS No. 121 and the accounting and reporting provisions of APB No. 30, “Reporting the Results of Operations” and provides a single accounting model for long-lived assets to be disposed of. In SFAS No. 144, the criteria for discontinued operation presentation is changed to a component of the business rather than a segment of the business. Assets to be disposed of would be classified as held for sale when management, having the authority to approve the action, commits to a plan to sell the assets meeting all required criteria. The assets must be available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets and the sale of the asset must be probable and its transfer expected to qualify for recognition as a completed sale within one year, with certain exceptions. If the plan of sale criteria are met after the balance sheet date but before issuance of the financial statements, the related asset would continue to be classified as held and used at the balance sheet date. Assets to be abandoned or distributed to shareholders are considered held for use until shutdown or distributed, respectively. SFAS No. 144 is effective for fiscal years beginning after January 1, 2002. The Company does not expect the impact of SFAS No. 144 to be significant on the earnings and financial position of the Company.

Risk Factors

      The following risk factors could materially and adversely affect our operating results and could cause actual events to differ materially from those predicted in any forward-looking statements related to our business.

We have historically incurred losses and we may not be able to sustain profitability.

      Although we were profitable the first quarter of 2002 and the last two quarters of 2001, we incurred losses for the first two quarters of 2001 and for the years ended December 31, 2001, 2000 and 1999. As of March 31, 2002, we had an accumulated deficit of $35.8 million. Since we began developing and marketing our Internet-based healthcare products and services in early 1999, we have funded our business primarily by borrowing funds and from the sale of our stock, not from cash generated by our business. We expect to continue to incur significant sales and marketing, research and development and general and administrative expenses. As a result, we may experience losses and negative cash flows in the future. Factors which may prevent us from achieving or maintaining profitability and cause our stock price to decline include the demand for and acceptance of our products, product enhancements and services, and our ability to attract new customers, as well as a number of other factors described elsewhere in this section.

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

•	any delay in the introduction of new applications, services and products offerings and enhancements of existing solutions;

•	the loss of a major customer;

•	the amount and timing of operating costs and capital expenditures relating to the expansion of our operations;

•	increased product development and engineering expenditures required to keep pace with technological changes;

•	the capital and expense budgeting decisions of our customers;

•	the announcement or introduction of new or enhanced products or services by our competitors.

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

      Relationships with established healthcare industry participants are critical to our success. These relationships include customer, vendor, distributor and co-marketer relationships. To date, we have established a number of these relationships. Once we have established a relationship with an established healthcare industry participant, we rely on that participant’s ability to assist us in generating increased acceptance and use of our applications, services and product offerings. We have limited experience in maintaining relationships with healthcare industry participants. Additionally, the other parties to these relationships may not view these relationships with us as significant to their own business, and they may reassess their commitment to us or decide to compete directly with us in the future. We generally do not have agreements that prohibit them from competing against us directly or from contracting with our competitors. We cannot guarantee that any such party will perform its obligations as agreed or contemplated or that we would be able to specifically enforce any agreement with it. Our arrangements generally do not establish minimum performance requirements, but instead rely on the voluntary efforts of the other party. Therefore, we cannot guarantee that these relationships will be successful. If we were to lose any of these relationships, or if the other parties were to fail to collaborate with us to pursue additional business relationships, we would not be able to execute our business plans and our business would suffer significantly. Moreover, we may not experience increased use of our applications, services and product offerings even if we establish and maintain these relationships.

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

      We retain confidential customer and patient information in our processing centers. Therefore, it is critical that our facilities and infrastructure remain secure and that our facilities and infrastructure are perceived by the marketplace to be secure. Despite the implementation of security measures, our infrastructure may be vulnerable to physical break-ins, computer viruses, programming errors, attacks by third parties or similar disruptive problems. If we fail to meet our clients’ expectations, we could be liable for damages and our reputation could suffer. In addition, patient care could suffer and we could be liable if our systems fail to deliver correct information in a timely manner. Our insurance may not protect us from this risk.

If we fail to meet performance standards we may experience a decline in revenues.

      Many of our service agreements contain performance standards. If we fail to meet these standards, our customers could terminate their agreements with us. The loss of any of our service agreements would cause a decline in our revenues. We may be unable to expand or adapt our network infrastructure to meet additional demand or our customers’ changing needs on a timely basis and at a commercially reasonable cost, or at all.

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

PART II OTHER INFORMATION

Item 1.     Legal Proceedings

      On November 14, 2001, a shareholder class action complaint was filed in the United States District Court, Southern District of New York. The complaint asserts that the prospectus from the Company’s February 10, 2000 initial public offering (“IPO”) failed to disclose certain alleged improper actions by various underwriters for the offering in the allocation of the IPO shares. The complaint alleges claims against certain underwriters, the Company and certain officers and directors under the Securities Act of 1933 and the Securities Exchange Act of 1934 (Bartula v. XCare.net, Inc., et al., Case No. 01-CV-10075). Similar complaints have been filed concerning more than 300 other IPO’s; these cases have been coordinated as In re Initial Public Offering Securities Litigation, 21 MC 92. The Company believes the claims against it are without merit and intends to defend the action vigorously. We do not believe that the outcome of this action will have a material adverse effect on our financial position, results of operations or liquidity; however, litigation is inherently uncertain we can make no assurance as to the ultimate outcome or effect.

      The Company is engaged from time to time in routine litigation that arises in the ordinary course of our business.

Item 2.     Changes in Securities and Use of Proceeds

      Not Applicable.

Item 3.     Defaults Upon Senior Securities

      Not Applicable.

Item 4.     Submission of Matters to a Vote of Security Holders

      None.

Item 5.     Exhibits and Reports On Form 8-K

      Exhibit.

Exhibit
Number	Description of Document

2.1(5)	Healthcare.com Merger Agreement
3.1(1)	Amended and Restated Certificate of Incorporation.
3.2(4)	Bylaws.
4.1(1)	Form Common Stock Certificate.
4.2(4)	Registration Rights Agreement by and Between XCare.net. and AHR Seller Group, LLC, the sole stockholder of United/ HealthScope, Inc. (dba Advica Health Resources), dated November 8, 2000.
4.3(7)	Registration Rights Agreement by and among Registrant and certain Stockholders of Confer Software, Inc., dated as of June 7, 2001.
4.4(8)	Registration Rights Agreement, dated as of December 14, 2001 by and between Quovadx, Inc., and Francis Carden.
4.5(3)	Stockholders’ Rights Plan.
10.1(1)	Amended and Restated 1997 Stock Option Plan.
10.2(1)	1999 Employee Stock Purchase Plan and related agreements.
10.3(1)	1999 Director Option Plan and related agreements.
10.4(4)	2000 Nonstatutory Stock Option Plan and related agreements.
10.5(6)	Amended and Restated Healthcare.com Corporation Non-Employee Director Stock Option Plan (filed as Exhibit 10 to Healthcare.com’s Quarterly Report on Form 10-Q for quarter ended June 30, 1999 (Commission file No. 0-27056) and incorporated herein by reference).
10.6(6)	Healthcare.com Adjustment Stock Option Plan (filed as Exhibit 10.5 to Amendment No. 1 to Healthcare.com’s Registration Statement on Form S-1 (Registration No. 33-96478), and incorporated herein by reference).
10.7(6)	Healthcare.com Restated Stock Option Plan Two (filed as Exhibit 10.2 to Healthcare.com’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (Commission file No. 0-27056), and incorporated herein by reference).

Exhibit
Number	Description of Document

10.8(1)	Offer letter, dated September 22, 1997, with Lorine Sweeney.
10.9(2)	Office Lease Agreement dated November 1, 1999, by and between the Company and Mountain States Mutual Casualty Company.
10.10(4)	United Healthscope, Inc. purchase agreement dated November 8, 2000.
10.11(5)	Form of Robert Murrie Employment Agreement.
10.12(5)	Form of Severance Agreement.
11.1(10)	Form of Indemnification Agreement entered into by the Company with each of its directors and executive officers.
12.1(10)	SubleaseAgreement, dated August 24, 2001, between Echo Bay Management Corp. and XCare.Net, Inc.
16.1(9)	Letter regarding change in certifying accountant.

(1)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Registration Statement on Form S-1 on November 2, 1999 (File No. 333-90165).

(2)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Registration Statement on Form S-1 on December 17, 1999.

(3)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Registration Statement on Form 8-A on July 28, 2000.

(4)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 000-29273).

(5)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Current Report on Form 8-K on May 18, 2001.

(6)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Registration Statement on Form S-4 on July 16, 2001 (File No. 333-64285).

(7)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Registration Statement on Form S-1 on July 17, 2001.

(8)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Registration Statement on Form S-3 on January 23, 2002.

(9)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Current Report on Form 8-K on April 18, 2001.

(10)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 000-29273).

SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

QUOVADX, INC.

By:	/s/ LORINE R. SWEENEY

Lorine R. Sweeney
President and Chief Executive Officer

Date: May 14, 2002

By:	/s/ GARY T. SCHERPING

Gary T. Scherping
Executive Vice President of Finance
and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 14, 2002

INDEX TO EXHIBITS

Exhibit
Number	Description of Document

2.1(5)	Healthcare.com Merger Agreement
3.1(1)	Amended and Restated Certificate of Incorporation.
3.2(4)	Bylaws.
4.1(1)	Form Common Stock Certificate.
4.2(4)	Registration Rights Agreement by and Between XCare.net. and AHR Seller Group, LLC, the sole stockholder of United/ HealthScope, Inc. (dba Advica Health Resources), dated November 8, 2000.
4.3(7)	Registration Rights Agreement by and among Registrant and certain Stockholders of Confer Software, Inc., dated as of June 7, 2001.
4.4(8)	Registration Rights Agreement, dated as of December 14, 2001 by and between Quovadx, Inc., and Francis Carden.
4.5(3)	Stockholders’ Rights Plan.
10.1(1)	Amended and Restated 1997 Stock Option Plan.
10.2(1)	1999 Employee Stock Purchase Plan and related agreements.
10.3(1)	1999 Director Option Plan and related agreements.
10.4(4)	2000 Nonstatutory Stock Option Plan and related agreements.
10.5(6)	Amended and Restated Healthcare.com Corporation Non-Employee Director Stock Option Plan (filed as Exhibit 10 to Healthcare.com’s Quarterly Report on Form 10-Q for quarter ended June 30, 1999 (Commission file No. 0-27056) and incorporated herein by reference).
10.6(6)	Healthcare.com Adjustment Stock Option Plan (filed as Exhibit 10.5 to Amendment No. 1 to Healthcare.com’s Registration Statement on Form S-1 (Registration No. 33-96478), and incorporated herein by reference).
10.7(6)	Healthcare.com Restated Stock Option Plan Two (filed as Exhibit 10.2 to Healthcare.com’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (Commission file No. 0-27056), and incorporated herein by reference).
10.8(1)	Offer letter, dated September 22, 1997, with Lorine Sweeney.
10.9(2)	Office Lease Agreement dated November 1, 1999, by and between the Company and Mountain States Mutual Casualty Company.
10.10(4)	United Healthscope, Inc. purchase agreement dated November 8, 2000.
10.11(5)	Form of Robert Murrie Employment Agreement.
10.12(5)	Form of Severance Agreement.
11.1(10)	Form of Indemnification Agreement entered into by the Company with each of its directors and executive officers.
12.1(10)	SubleaseAgreement, dated August 24, 2001, between Echo Bay Management Corp. and XCare.Net, Inc.
16.1(9)	Letter regarding change in certifying accountant.

(1)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Registration Statement on Form S-1 on November 2, 1999 (File No. 333-90165).

(2)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Registration Statement on Form S-1 on December 17, 1999.

(3)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Registration Statement on Form 8-A on July 28, 2000.

(4)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 000-29273).

(5)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Current Report on Form 8-K on May 18, 2001.

(6)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Registration Statement on Form S-4 on July 16, 2001 (File No. 333-64285).

(7)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Registration Statement on Form S-1 on July 17, 2001.

(8)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Registration Statement on Form S-3 on January 23, 2002.

(9)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Current Report on Form 8-K on April 18, 2001.

(10)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 000-29273).