Form 10-Q
period 2002-06-30
QUOVADX INC
filed 2002-08-08
CIK 1094561

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-29273

QUOVADX, INC.

(Exact name of registrant as specified in its charter)

Delaware	85-0373486
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6400 S. Fiddler’s Green Circle, Suite 1000, Englewood, Colorado 80111

(Address of principal executive offices)

(303) 488-2019

(Registrant’s telephone number)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      At July 31, 2002, 30,067,334 shares of common stock were outstanding.

QUOVADX, INC.

Part I     Financial Information

Item 1. Condensed Consolidated Financial Statements

QUOVADX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)
(Unaudited)

	June 30,	December 31,
	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$23,519	$25,383
Short-term investments	30,478	38,103
Accounts receivable, net of allowance of $2,131 and $1,932 at June 30, 2002 and December 31, 2001, respectively	12,172	10,104
Work performed in advance of billings	6,752	7,816
Other current assets	4,896	3,048

Total current assets	77,817	84,454
Property and equipment, net	6,063	7,443
Software, net	21,174	20,761
Goodwill and other intangible assets	101,228	100,757
Other assets	1,585	1,289

Total assets	$207,867	$214,704

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,162	$1,654
Accrued liabilities	7,058	11,646
Unearned revenue	9,900	8,495

Current liabilities	18,120	21,795
Deferred revenue	2,875	4,022

Total liabilities	20,995	25,817

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized and no shares issued and outstanding at June 30, 2002 and December 31, 2001	—	—
Common stock, $0.01 par value; 100,000,000 authorized and 30,067,334 and 29,688,133 shares issued and outstanding as of June 30, 2002 and December 31, 2001, respectively	301	297
Additional paid-in capital	226,521	224,748
Unearned compensation, net	(112)	(231)
Accumulated deficit	(39,838)	(35,927)

Total stockholders’ equity	186,872	188,887

Total liabilities and stockholders’ equity	$207,867	$214,704

The accompanying notes are an integral part of these condensed consolidated financial statements

QUOVADX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Revenue	$15,077	$9,036	$32,672	$16,626

Costs and expenses:
Cost of revenue	8,881	6,215	17,508	12,568
Amortization of acquired and developed software	1,415	—	2,498	—
Sales and marketing	3,467	1,564	6,191	2,953
General and administrative	3,236	1,847	6,575	4,417
Research and development	1,777	945	3,209	2,086
Amortization of goodwill and other acquired intangibles	553	361	1,123	664
Stock compensation expense	53	161	119	296

Total costs and expenses	19,382	11,093	37,223	22,984

Loss from operations	(4,305)	(2,057)	(4,551)	(6,358)
Gain on sale of assets	—	—	87	—
Interest income, net	292	872	553	1,972

Net loss	$(4,013)	$(1,185)	$(3,911)	$(4,386)

Net loss per common share — basic and diluted	$(0.13)	$(0.07)	$(0.13)	$(0.27)

Weighted average common shares outstanding — basic and diluted	30,013	16,592	29,870	16,502

The accompanying notes are an integral part of these condensed consolidated financial statements

QUOVADX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Six Months Ended June 30,

	2002	2001

Cash flows from operating activities
Net loss	$(3,911)	$(4,386)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,273	1,347
Amortization of goodwill and acquired intangible assets	1,123	664
Gain on sale of assets	(87)	—
Charge related to issuance of warrants	—	876
Provision for losses on receivables	—	97
Loss on impairment of investments	—	503
Stock compensation expense	119	296
Other	—	222
Change in assets and liabilities:
Accounts receivable	(2,718)	(1,517)
Work performed in advance of billings	1,063	(1,297)
Other current assets	(1,864)	(1,038)
Other assets	697	(393)
Accounts payable	(820)	(1,662)
Accrued liabilities	(3,982)	974
Unearned and deferred revenue	243	6,819

Net cash provided by (used in) operating activities	(5,864)	1,505

Cash flows from investing activities
Purchase of property and equipment	(774)	(1,141)
Business acquisition, net of acquired cash	(1,633)	1,077
Acquisition-related expenses	—	(974)
Sales of short-term investments	14,225	9,001
Purchases of short-term investments	(6,600)	(7,300)
Capitalized software development costs	(2,075)	—
Other investing activities	—	(899)

Net cash provided by (used in) investing activities	3,143	(236)

Cash flows from financing activities
Proceeds from issuance of common stock	857	270

Net cash provided by financing activities	857	270

Net increase (decrease) in cash and cash equivalents	(1,864)	1,539
Cash and cash equivalents at beginning of period	25,383	37,319

Cash and cash equivalents at end of period	$23,519	$38,858

Supplemental disclosure of non-cash financing transactions
Issuance of common stock in business acquisition	$920	$4,039
Receipt of stock in asset sale	662	—

The accompanying notes are an integral part of these condensed consolidated financial statements

QUOVADX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     Basis of Presentation

      Interim Financial Statements. The accompanying condensed consolidated financial statements of Quovadx, Inc. (the “Company” ) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures are adequate to make the information presented not misleading. The unaudited financial statements have been prepared on the same basis as our annual financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for a fair presentation in accordance with accounting principles generally accepted in the United States. The results for the three and six months ended June 30, 2002 are not necessarily indicative of the results expected for the full year. These financial statements should be read in conjunction with the audited financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2001.

2.     Business Acquisitions

      On June 7, 2001, the Company consummated the acquisition of Confer Software, Inc. (“Confer”), by merger of a wholly-owned subsidiary of Quovadx with Confer. The purchase price totaling $7.0 million included 592,453 shares of Quovadx common stock in exchange for the outstanding shares of Confer capital stock, the assumption of a $461,250 employee bonus plan that was paid in cash and $1.8 million in merger-related fees. The purchase price was allocated to the acquired assets and liabilities at their fair values as of June 7, 2001. The acquired intangible assets consisted of $1.0 million in developed technology, $0.4 million in acquired workforce, and $0.4 million in patents. The Company recorded the remaining excess purchase price of $4.2 million as goodwill. The transaction was accounted for as a purchase. Confer’s balance sheet included $3.2 million in current assets, $0.8 million in non-current assets and $2.6 million in liabilities upon acquisition.

      On August 13, 2001, Quovadx consummated the acquisition of Healthcare.com Corporation (“Healthcare.com”). Under the terms of the merger, a wholly-owned subsidiary of Quovadx merged with Healthcare.com and Healthcare.com became a wholly-owned subsidiary of Quovadx. Healthcare.com stockholders received a fixed exchange of 0.375 shares of Quovadx’s common stock for each share of Healthcare.com common stock they owned. The purchase price totaling $92.9 million included 10,702,043 shares of Quovadx common stock issued in exchange for all outstanding shares of Healthcare.com capital stock and $4.5 million in professional fees. The purchase price was allocated to the acquired assets and liabilities at their fair values as of August 13, 2001. The acquired intangible assets consisted of $14.4 million in developed technology, $5.7 million in acquired customer base, $1.8 million to a distribution agreement, and $0.6 million in trade name. The Company recorded the remaining excess purchase price of $82.6 million as goodwill. The transaction was accounted for as a purchase. Healthcare.com’s balance sheet included $12.1 million in current assets, $52.9 million in non-current assets and $26.7 million in liabilities upon acquisition.

      On December 14, 2001, the Company consummated the acquisition of the Pixel Group (“Pixel”). The purchase price totaling $7.7 million included $5.0 million in cash and 201,794 shares of Quovadx common stock in exchange for the outstanding shares of Pixel capital stock. The preliminary estimate of goodwill and identifiable intangible assets acquired is $5.2 million in goodwill and $2.5 million in developed technology. The purchase price allocation is expected to be finalized in 2002 upon the receipt of an independent appraisal. The transaction was accounted for as a purchase. Pixel’s balance sheet included $0.9 million in current assets, $0.4 million in non-current assets and $0.9 million in liabilities upon acquisition.

      On March 1, 2002, the Company completed the sale of certain assets of its Advica subsidiary to Royal Health Care of Long Island, LLC, d/b/a Royal Health Care (“Royal”) for $475,000 in cash and 4.6% of the

QUOVADX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

outstanding equity in Royal. In conjunction with the sale, Quovadx and Royal signed a seven-year application service provider (“ASP”) agreement.

      Under the terms of the asset sale agreement, Royal assumed Advica’s medical management services business, including personnel, property, key contracts, and equipment. Quovadx has retained Advica’s core systems and information technology, which it operates in conjunction with its service obligations to Royal under the ASP agreement. The Company recorded a gain on the sale of assets of $87,000.

      On March 27, 2002, the Company purchased all of the outstanding capital stock of Outlaw Technologies, Inc. (“Outlaw”). The purchase price, totaling $3.0 million included 138,575 shares of Quovadx common stock, $1.8 million in cash and professional fees directly related to the acquisition. The preliminary estimate of goodwill and identifiable intangible assets acquired is $1.8 million in goodwill and $1.2 million in developed technology. The purchase price allocation will be finalized upon receipt of an independent appraisal. The transaction was accounted for as a purchase. Outlaw’s balance sheet included $0.3 million in current assets and $0.6 million in liabilities upon acquisition.

      The Company retained an independent appraiser to assist with the assigning of the fair values to the identifiable intangibles acquired from Confer, Healthcare.com, Pixel and Outlaw. The valuations relied on methodologies that most closely related to the fair market value assignment with the economic benefits provided by each asset and risks associated with the assets. The goodwill recognized in the Healthcare.com, Pixel and Outlaw acquisitions are not subject to amortization but will be tested annually for impairment or more frequently if events or changes in circumstances indicate the asset might be impaired. Beginning January 1, 2002, the goodwill associated with the acquisitions completed prior to July 1, 2001 are not subject to amortization, but will be tested annually for impairment or more frequently if events or changes in circumstances indicate the asset might be impaired. SFAS No. 142 eliminates amortization of goodwill and amortization of indefinite-lived intangible assets. However, SFAS No. 142 also requires the Company to perform impairment tests at least annually on all goodwill and other intangible assets. These statements are required to be adopted by the Company on January 1, 2002 for all acquisitions and immediately for any acquisitions entered into after July 1, 2001. The identifiable intangible assets recognized in the acquisitions are being amortized over their estimated lives ranging from three to eight years. Operating results are included in the consolidated financial results from the date of acquisition.

      The unaudited pro forma results of operations as though the Confer, Healthcare.com, Pixel and Outlaw acquisitions had been completed as of January 1, 2001 are as follows (in thousands except for per share amounts):

	Three Months Ended	Six Months Ended
	June 30,	June 30,

	2001	2002	2001

Revenues	$22,988	$32,843	$45,683
Net loss	(3,307)	(3,867)	(9,804)
Net loss per share	(0.12)	(0.13)	(0.35)

      The pro forma results above do not include any anticipated cost savings or other effects of the integration of acquisitions into the Company and are not necessarily indicative of the results which would have occurred if the acquisition had been in effect on the date indicated, or which may result in the future.

3.     Net Earnings (Loss) per Common Share

      Basic earnings (loss) per share (EPS) excludes dilution and is computed by dividing earnings (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options were exercised, resulting in the issuance of common stock that would share in the earnings of the Company. Potential dilution of stock

QUOVADX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

options exercisable into common stock was computed using the treasury stock method based on the average fair market value of the stock. The Company has a net loss for the three and six month periods ended June 30, 2002 and 2001. Therefore, for these periods, the effect of common stock equivalents is excluded from the computation of earnings (loss) per share since their effect would decrease the loss per share. Under the treasury stock method, if the Company were not in a net loss position, the securities included in the computation would have been 1,085,867 shares for the three and six months ended June 30, 2002 and 1,824,561 shares for the three and six months ended June 30, 2001. The following table reflects the basic and diluted weighted average shares.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Weighted-average shares outstanding — basic	30,012,758	16,592,462	29,869,817	16,502,217
Dilutive impact of options outstanding	—	—	—	—

Weighted-average shares and potential dilutive shares outstanding	30,012,758	16,592,462	29,869,817	16,502,217

4.     Segment Information

      Segment information has been prepared in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The Company defines operating segments as components of an enterprise for which discrete financial information is available and is reviewed regularly by the chief operating decision-maker or decision-making group, to evaluate performance and make operational decisions. The chief operating decision-making group reviews the revenue and margin by the nature of the services provided and reviews the overall results of the Company. Accounting policies of the segments are the same as those described in the summary of significant accounting policies.

      The Company operates in three segments: professional services, software licenses and recurring revenue. The professional services segment includes revenue generated from software implementation, custom development and integration services. The software license segment includes revenue from software license sales and software subscriptions. The recurring revenue segment includes revenue generated from hosting services, maintenance services, transaction services, and other recurring services.

QUOVADX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Following is a breakout by segment. The margin for the segments excludes corporate expenses. The “other” category includes corporate expenses and eliminations.

	Professional	Software	Recurring			Consolidated
	Services	Revenue	Revenue	Other		Total

	(In thousands)
Three Months Ended June 30,
2002
Total revenue	$6,237	$1,727	$7,113	$—		$15,077
Margin	1,782	312	2,687	(8,794	) (1)	(4,013)
Assets	—	—	—	207,867	(2)	207,867
Capital expenditures	—	—	—	507	(2)	507
2001
Total revenue	$6,310	$308	$2,418	$—		$9,036
Margin	2,709	308	(196)	(4,006	) (1)	(1,185)
Assets	—	—	—	106,141	(2)	106,141
Capital expenditures	—	—	—	261	(2)	261

(1)	Represents adjustments that are made to the total of the segments’ income in order to arrive at net loss include the following:

	Three Months Ended
	June 30,

	2002	2001

Costs and adjustments to reconcile segment data to the consolidated total:
Sales and marketing	$3,467	$1,564
General and administrative	3,236	1,847
Research and development	1,777	945
Amortization of goodwill and other acquired intangibles	553	361
Stock compensation expense	53	161
Interest income, net	(292)	(872)

	$8,794	$4,006

(2)	A breakout of assets and capital expenditures for all segments is not provided to our chief operating decision maker. The other column represents the amount to reconcile to the consolidated total.

QUOVADX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Professional	Software	Recurring			Consolidated
	Services	Revenue	Revenue	Other		Total

	(In thousands)
Six Months Ended June 30,
2002
Total revenue	$13,091	$5,367	$14,214	$—		$32,672
Margin	5,012	2,869	4,785	(16,577	) (1)	(3,911)
Assets	—	—	—	207,867	(2)	207,867
Capital expenditures	—	—	—	774	(2)	774
2001
Total revenue	$11,497	$362	$4,767	$—		$16,626
Margin	4,181	362	(485)	(8,444	) (1)	(4,386)
Assets	—	—	—	106,141	(2)	106,141
Capital expenditures	—	—	—	1,141	(2)	1,141

(1)	Represents adjustments that are made to the total of the segments’ income in order to arrive at net loss include the following:

	Six Months Ended
	June 30,

	2002	2001

Costs and adjustments to reconcile segment data to the consolidated total:
Sales and marketing	$6,191	$2,953
General and administrative	6,575	4,417
Research and development	3,209	2,086
Amortization of goodwill and other acquired intangibles	1,123	664
Stock compensation expense	119	296
Gain on sale of assets	(87)	—
Interest income, net	(553)	(1,972)

	$16,577	$8,444

(2)	A breakout of assets and capital expenditures for all segments is not provided to our chief operating decision maker. The other column represents the amount to reconcile to the consolidated total.

5.     Goodwill and Other Intangibles

      In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations completed after June 30, 2001. SFAS No. 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS No. 141 applies to all business combinations initiated after June 30, 2001.

      SFAS No. 142 eliminates amortization of goodwill and indefinite lived intangible assets. However, SFAS No. 142 requires the Company to perform impairment tests at least annually on all goodwill and other intangible assets. SFAS No. 142 was required to be adopted by the Company on January 1, 2002 and immediately for any acquisitions entered into after July 1, 2001. The Company has adopted these statements for all business acquisitions. Amortization of goodwill for acquisitions completed prior to July 1, 2001 was

QUOVADX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$0.2 million for the three months ended June 30, 2001 and $0.4 million for the six months ended June 30, 2001. Goodwill amortization was not recorded for the three or six months ended June 30, 2002.

      The following table provides information relating to the Company’s amortized and unamortized intangible assets as of June 30, 2002 (in thousands):

		Accumulated
	Cost	Amortization

Amortized intangible assets:
Customer base	$5,725	$626
Distribution agreement	1,805	1,053
Tradenames, patents and other	1,022	283

Total	$8,552	$1,962

Un-amortized intangible assets:
Goodwill	$95,672	$1,034

      The Company has completed the transition impairment test in accordance with SFAS 142 and concluded that no goodwill impairment exists as of January 1, 2002.

      The Company is required to perform impairment tests annually and plans to perform these tests in the fourth quarter of each year. However, the Company may be required to perform these tests on a more frequent basis if conditions exist which indicate a potential impairment. As of August 1, 2002, the total market value of the Company’s stock was $81.5 million, which is less than the Company’s book value at June 30, 2002 of $186.9 million. If the Company’s net book value continues to exceed the market value of its common stock, the Company may be required to perform a test of impairment in the third quarter of 2002.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

      All statements, trend analysis and other information contained in this Form 10-Q of Quovadx, Inc. (“Quovadx,” the “Company,” “we” or “us”) and the information incorporated by reference, which are not historical in nature, are forward-looking statements within the meaning of the Private-Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, discussion relative to markets for our products and trends in revenue, gross margins and anticipated expense levels, as well as other statements including words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend” and other similar expressions. All statements regarding the Company’s expected financial position and operating results, business strategy, financing plans, forecast trends relating to our industry are forward-looking statements. These forward-looking statements are subject to business and economic risks and uncertainties, and our actual results of operations may differ materially from those contained in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in “Risk Factors” below. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. However, readers should carefully review the risk factors set forth in other reports or documents we file from time to time with the Securities and Exchange Commission (“SEC”).

OVERVIEW

      Quovadx is a provider of Total Business Integration products and services. The Company provides an end-to-end business infrastructure and integration software suite, as well as end-to-end service capabilities including consulting, transaction hosting operations management and outsourcing for business-critical applications. The Quovadx Total Integration Business model is an end-to-end solution comprised of three component parts: the XML-based QDXTM Technology Platform Suite, Professional Services and Process Management Services. Our model creates value for our customers by allowing them to automate business processes, extend these processes and transact with their trading partners, while preserving the significant investments they have made in their legacy systems. Our Total Business Integration technology platform solves difficult application-to-application integration, business-to-business integration, business-to-consumer integration and business process management problems both inside and outside the enterprise.

Operating Segments

      We operate in three segments: professional services, software licenses, and recurring revenue. The professional services segment includes revenue generated from software implementation, custom development, and integration. The software license segment includes revenues from perpetual software license sales and from software subscriptions. The recurring revenue segment includes revenue generated from hosting services, maintenance services, transaction services, and other recurring services.

Business Acquisitions

      On June 7, 2001, the Company consummated the acquisition of Confer Software, Inc., (“Confer”) by merger of a wholly-owned subsidiary of Quovadx with Confer. The purchase price totaling $7.0 million included 592,453 shares of Quovadx common stock in exchange for the outstanding shares of Confer capital stock, the assumption of a $461,250 employee bonus plan that was paid in cash and $1.8 million in merger-related fees. The purchase price was allocated to the acquired assets and liabilities at their fair values as of June 7, 2001. The acquired intangible assets consisted of $1.0 million in developed technology, $0.4 million in acquired workforce, and $0.4 million in patents. The Company recorded the remaining excess purchase price of $4.2 million as goodwill.

      On August 13, 2001, Quovadx consummated the acquisition of Healthcare.com Corporation (“Healthcare.com”). Under the terms of the merger, a wholly-owned subsidiary of Quovadx merged with Health-

care.com and Healthcare.com became a wholly-owned subsidiary of Quovadx. Healthcare.com stockholders received a fixed exchange of 0.375 shares of Quovadx’s common stock for each share of Healthcare.com common stock they owned. The purchase price totaling $92.9 million included 10,702,043 shares of Quovadx common stock issued in exchange for all outstanding shares of Healthcare.com capital stock and $4.5 million in professional fees. The purchase price was allocated to the acquired assets and liabilities at their fair values as of August 13, 2001. The acquired intangible assets consisted of $14.4 million in developed technology, $5.7 million in acquired customer base, $1.8 million to a distribution agreement, and $0.6 million in trade name. The Company recorded the remaining excess purchase price of $82.6 million as goodwill.

      On December 14, 2001, the Company consummated the acquisition of the Pixel Group (“Pixel”). The purchase price totaling $7.7 million included $5.0 million in cash and 201,794 shares of Quovadx common stock in exchange for the outstanding shares of Pixel capital stock. The preliminary estimate of goodwill and identifiable intangible assets acquired is $5.2 million in goodwill and $2.5 million in developed technology. The purchase price allocation will be finalized in 2002 upon receipt of the independent appraisal.

      On March 1, 2002, the Company completed the sale of certain assets of its Advica Health Resources subsidiary to Royal Health Care of Long Island, LLC, d/b/a Royal Health Care (“Royal”) for $475,000 in cash and 4.6% of the outstanding equity in Royal. In conjunction with the sale, Quovadx and Royal signed a seven-year application service provider (“ASP”) agreement.

      Under the terms of the asset sale agreement, Royal assumed Advica’s medical management services business, including personnel, property, key contracts, and equipment. Quovadx has retained Advica’s core systems and information technology, which it operates in conjunction with its service obligations to Royal under the ASP agreement. The Company recorded a gain on the sale of assets of $87,000.

      On March 27, 2002, the Company purchased all of the outstanding capital stock of Outlaw Technologies, Inc. (“Outlaw”). The purchase price, totaling $3.0 million included 138,575 shares of Quovadx common stock, $1.8 million in cash and professional fees directly related to the acquisition. The preliminary estimate goodwill and identifiable intangible assets acquired is $1.8 million in goodwill and $1.2 million in developed technology. The purchase price allocation will be finalized upon receipt of an independent appraisal. The transaction was accounted for as a purchase. Outlaw’s balance sheet included $0.3 million in current assets and $0.6 million in liabilities upon acquisition.

      The Company retained an independent appraiser to assist with the assigning of the fair values to the identifiable intangible assets acquired from the Confer, Healthcare.com, Pixel and Outlaw acquisitions. The valuations relied on methodologies that most closely related to the fair market value assignment with the economic benefits provided by each asset and risks associated with the assets. Statement of Financial Accounting Standard (SFAS) No. 142 eliminates amortization of goodwill and indefinite-lived intangible assets. However, SFAS No. 142 also requires the Company to perform impairment tests at least annually on all goodwill and other indefinite-lived intangible assets. These statements are required to be adopted by the Company on January 1, 2002 for all acquisitions and immediately for any acquisitions entered into after July 1, 2001. The intangible assets recognized in the acquisitions are being amortized over their estimated lives ranging from three to eight years. Operating results are included in our consolidated financial results from the date of acquisition.

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

     Revenue

      The Company recognizes revenue in accordance with the provisions of Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”, as amended, and SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”.

      License agreements generally provide that customers pay a license fee based on a specified number of instances of the software and the type of software modules licensed. Customers that purchase licenses generally also enter into one-year maintenance agreements, that are annually renewable and entitle the customer to receive unspecified software upgrades, error corrections and telephone support, for a fixed fee.

      The methodology the Company uses to recognize software license and related services revenue is dependent on whether the Company has established vendor specific objective evidence (“VSOE”) of fair value for the separate elements of the multiple-element agreement.

      If an agreement includes both license and service elements, the license fee is recognized on delivery of the software if the remaining services are not essential to the functionality of the software, the collection of the fees is probable, the fees are fixed and determinable, the agreement is signed and the Company has established VSOE of fair value for the remaining services. Revenue from the related services is recognized as the services are provided.

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

      Professional services revenue represents custom development, implementation and consulting services. When derived from a fixed price contract and collection of fees is probable, the Company recognizes professional services revenue using the percentage of completion method of accounting. When derived from a time and materials contract and the collection of fees is probable, the Company recognizes professional services revenue as the services are provided.

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

      When revenue is recognized using the percentage of completion basis of accounting, the Company’s management estimates the costs to complete the services to be provided under the contract. The Company may encounter budget and schedule overruns caused by increased material, labor or overhead costs. Adjustments to cost estimates are made in the period in which the facts requiring such revisions become known. Estimated losses, if any, are recorded in the period in which the current estimates of the costs to complete the services exceed the revenue to be recognized under the contract.

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

     Software Development Costs

      Software development costs are required to be expensed until the point that technological feasibility of the product is established. Once technological feasibility is established, such costs are capitalized until general availability of the product. The establishment of technological feasibility and continuing evaluation of the recoverability of the capitalized software development costs requires management’s judgment with respect to the impact of external factors such as future revenue, estimated economic life and changes in software and hardware technologies. Capitalized software development costs are amortized on a straight-line basis over an estimated life, which is generally three to five years. The Company capitalizes internal and external labor incurred in developing the software once technological feasibility is attained.

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

     Goodwill

      In accordance with Statement of Financial Accounting Standard (SFAS) 142, the Company has eliminated the amortization of goodwill and indefinite lived intangible assets. SFAS 142 requires the Company to perform impairment tests at least annually. However, the Company may be required to perform these tests on a more frequent basis if conditions exist which indicate a potential impairment. As of August 1, 2002, the total market value of the Company’s stock was $81.5 million, which is less than the Company’s book value at June 30, 2002 of $186.9 million. If the Company’s net book value continues to exceed the market value of its common stock, the Company may be required to perform a test of impairment in the third quarter of 2002.

Results of Operations

      The following table sets forth, for the periods indicated, selected items from the Company’s statements of operations as a percentage of total revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Total revenue	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Cost of revenue	58.9	68.8	53.6	75.6
Amortization of acquired and developed software	9.4	—	7.7	—
Sales and marketing	23.0	17.3	18.9	17.8
General and administrative	21.4	20.4	20.1	26.5
Research and development	11.8	10.5	9.8	12.6
Amortization of goodwill and acquired intangibles	3.7	4.0	3.4	4.0
Stock compensation expense	0.4	1.8	0.4	1.8

Total costs and expenses	128.6	122.8	113.9	138.3

Loss from operations	(28.6)	(22.8)	(13.9)	(38.3)
Gain on sale of assets	—	—	0.3	—
Interest income, net	1.9	9.7	1.7	11.9

Net loss	(26.7)%	(13.1)%	(11.9)%	(26.4)%

Comparison of the Company’s Results for the Three Months Ended June 30, 2002 and 2001.

      Total revenue. Total revenue increased $6.0 million, or 67%, to $15.1 million for the three months ended June 30, 2002 from $9.0 million for the three months ended June 30, 2001. The increase in software license revenue of $1.4 million was derived from higher software sales for the three months ended June 30, 2002 compared to three months ended June 30, 2001 and an increase in the amortization of deferred license revenue. In the future, the Company intends to focus on the sale of its higher margin products, primarily the QDXTM platform. Professional services revenue was $6.2 million for the quarter, a decline of $0.1 million or 1% from the $6.3 million for the three months ended June 30, 2001. Recurring revenue increased $4.7 million for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. The increase in recurring revenue is primarily due to higher maintenance revenue accrued from new software sales. Higher revenue from an outsourcing agreement signed in the fourth quarter of 2001 also added to the increase.

      Cost of revenue. Cost of revenue, which includes amortization of acquired and developed software, increased $4.1 million, or 66%, to $10.3 million for the three months ended June 30, 2002 from $6.2 million from the prior comparable period. The increase in the cost of revenue is related to higher payroll and payroll-related expense to support the growth in our recurring services segment. An increase in acquired and developed software amortization expense added $1.4 million. As a percentage of revenue, cost of sales has remained relatively stable at 69% for the three months ended June 30, 2002 compared to 68% for the three months ended June 30, 2001. The Company expects its gross margins to increase over time due to a focus on higher margin software license revenue. The Company’s gross profit margins improved slightly to 32% for the three months ended June 30, 2002 from 31% for the three months ended June 30, 2001.

      Sales and marketing. Sales and marketing expenses increased $1.9 million, or 122%, to $3.5 million during the three months ended June 30, 2002 from $1.6 million for the three months ended June 30, 2001. Sales and marketing expenses increased due to an increase in the size of the Company’s sales force and product marketing professionals and new marketing efforts related to the addition of new software products. As a percentage of revenue, sales and marketing expense increased 5.7% to 23.0% in the three months ended June 30, 2002 compared to 17.3% in the comparable 2001 period.

      General and administrative. General and administrative expenses increased $1.4 million, or 75%, to $3.2 million for the three months ended June 30, 2002 from $1.8 million from the year earlier period. The increase in general and administrative expenses was primarily due to an increase in personnel in the areas of human resources, accounting, legal and administration to adequately support the Company’s increased operations. Increased directors and officers insurance expense and outside legal services added to the increase. As a percentage of revenue, general and administrative expenses have remained relatively stable at 21.4% for the three months ended June 30, 2002 as compared to 20.4% for the three months ended June 30, 2001.

      Research and development. Research and development expenses increased $0.8 million, or 88%, to $1.8 million for the three months ended June 30, 2002 from $1.0 million for the three months ended June 30, 2001. The research and development expenses reflects an increase in headcount to support the continued development of our adaptive applications. As a percentage of revenue, research and development expenses increased from 10.5% for the three months ended June 30, 2001 to 11.8% for the three months ended June 30, 2002.

      Stock compensation expense. During 1999 and through February 10, 2000, the effective date of the Company’s initial public offering, in connection with stock options granted to certain employees and a consultant under the stock plan, we have recorded unearned stock compensation representing the difference between the exercise price of the options and the deemed fair value of our common stock at the date of grant. We recorded aggregate unearned compensation of $2.8 million in connection with these stock options. This stock compensation will be amortized to expense over the period during which the options or common stock subject to repurchase vest, generally four years, using an accelerated method as described in Financial Accounting Standards Board Interpretation No. 28. Amortization of stock compensation expense amounted to $53,000 for the three months ended June 30, 2002 compared to $161,000 for the three months ended June 30, 2001. We expect to amortize $112,000 in the remaining two quarters of 2002.

      Amortization of goodwill and acquired intangibles. The amortization of goodwill and acquired intangible assets results from our business acquisitions. The Company retained an independent appraiser to assist with the assigning of the fair values to the identifiable intangibles acquired from our acquisitions. The goodwill recognized in the Healthcare.com, Pixel, and Outlaw acquisitions are not subject to amortization but is tested for impairment annually or more frequently if events or changes in circumstances indicate the asset might be impaired. SFAS No. 142 eliminates amortization of goodwill and indefinite-lived intangible assets. However, SFAS No. 142 also requires the Company to perform impairment tests at least annually on all goodwill and other indefinite-lived intangible assets. These statements are required to be adopted by the Company on January 1, 2002 for all acquisitions and immediately for any acquisitions entered into after July 1, 2001. The intangible assets recognized in the acquisitions are being amortized over their estimated lives ranging from three to eight years. Goodwill and other intangible assets amortization for the three months ended June 30, 2002 and 2001 were $0.6 million and $0.4 million respectively. The increase in the amortization of goodwill and acquired intangible assets was primarily related to the acquisitions of Healthcare.com and Confer.

      The Company is required to perform impairment tests annually and plans to perform these tests in the fourth quarter of each year. However, the Company may be required to perform these tests on a more frequent basis if conditions exist which indicate a potential impairment. As of August 1, 2002, the total market value of the Company’s stock was $81.5 million, which is less than the Company’s book value at June 30, 2002 of $186.9 million. If the Company’s net book value continues to exceed the market value of its common stock, the Company may be required to perform a test of impairment in the third quarter of 2002.

      Interest income. Interest income includes interest income on cash, cash equivalent and short-term investment balances. Interest income decreased $0.6 million, to $0.3 million for the three months ended June 30, 2002 from interest income of $0.9 million for the prior year period. The decrease in interest income is due to a decrease in interest rates from the prior comparable period and a decrease in our cash, cash equivalents and short-term investment balances to fund our operations and acquisitions.

      Income tax (benefit) expense. No provision for federal and state income taxes has been recorded for the three months ended June 30, 2002 and 2001, as we have incurred net operating losses for each of these periods. We believe that, based on the history of losses and other factors, the weight of available evidence indicates that it is more likely than not that we will not be able to realize our deferred tax assets, and thus a full valuation allowance has been recorded against such assets as of June 30, 2002.

      Segment results. Segment results represent margins which, for segment reporting purposes, exclude certain costs and expenses, including corporate expenses, taxes other than income and other non-recurring charges. See Note 4 to the consolidated financial statements.

	Three Months Ended
	June 30,
			Increase/
	2002	2001	(Decrease)

Professional services	$1,782	$2,709	$(927)
Software license fees	312	308	4
Recurring revenue	2,687	(196)	2,883
Other	(8,794)	(4,006)	(4,788)

	$(4,013)	$(1,185)	$(2,828)

      Margin for the professional services segment decreased 34% over the prior year primarily due to the winding down of two large professional services contracts. Software license margin remained stable over the prior comparable quarter. The growth in the recurring revenue segment is primarily related to the addition of a large outsourcing contract in the fourth quarter of 2001 and the discontinuance of the negative margin Advica business in March 2002.

Comparison of the Company’s Results for the Six Months Ended June 30, 2002 and 2001.

      Total revenue. Total revenue increased $16.0 million, or 97%, to $32.7 million for the six months ended June 30, 2002 from $16.6 million for the six months ended June 30, 2001. Software license revenue increased $5.0 million from the six months ended June 30, 2001 due to an increase in software sales and an increase in the amortization of deferred license revenue. In the future, the Company intends to focus on the sale of its higher margin products, primarily the QDXTM Platform. Professional services revenue increased $1.6 million or 14% to $13.1 million due to a higher number of professional services contracts over last year. Higher recurring revenue for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001, also added $9.4 million to the increase in total revenue. Increased revenue from the recurring revenue segment is primarily due to higher maintenance revenue derived from new software sales and higher revenue from an outsourcing agreement.

      Cost of revenue. Cost of revenue, which includes amortization of acquired and developed software, increased $7.4 million, or 59%, to $20.0 million for the six months ended June 30, 2002 from $12.6 million from the prior comparable period. The increase in the cost of revenue is related to higher payroll and payroll-related expense to support the growth in our recurring services and maintenance segment. An increase in acquired and developed software amortization expense also added $2.5 million to the increase. As a percentage of revenue, cost of sales decreased from 76% for the six months ended June 30, 2001 to 61% for the six months ended June 30, 2002 due to shift in the Company’s product mix to reflect a higher percentage of revenue from the higher margin software license segment and overall increased revenue. The Company expects its gross margins to increase over time based on this shift. The Company’s gross profit margins improved to 39% for the six months ended June 30, 2002 from 24% for the six months ended June 30, 2001.

      Sales and marketing. Sales and marketing expenses increased $3.2 million, or 110%, to $6.2 million during the six months ended June 30, 2002 from $3.0 million for the six months ended June 30, 2001. Sales and marketing expenses increased due to an increase in the size of the Company’s sales force and product marketing professionals and the number of the Company’s product offerings. As a percentage of revenue, sales and marketing expense increased 1.1% from 17.8% for the six months ended June 30, 2001 to 18.9% for the six months ended June 30, 2002.

      General and administrative. General and administrative expenses increased $2.2 million, or 49%, to $6.6 million for the six months ended June 30, 2002 from $4.4 million from the year earlier period. The increase in general and administrative expenses was primarily due to an increase in personnel in the areas of human resources, accounting, legal and administration to support the increase in the Company’s size. Increased directors and officers insurance expense and outside legal services also added to the increase.

      Research and development. Research and development expenses increased $1.1 million, or 54%, to $3.2 million for the six months ended June 30, 2002 from $2.1 million for the six months ended June 30, 2001. The research and development expenses reflect an increase in headcount over the six months ended June 30, 2001 to support the continued development of our adaptive applications and other software products. As a percentage of revenues, research and development expenses decreased from 12.6% for the six months ended June 30, 2001 to 9.8% for the six months ended June 30, 2002.

      Stock compensation expense. During 1999 and through February 10, 2000, the effective date of the Company’s initial public offering, in connection with stock options granted to certain employees and a consultant under the stock plan, we have recorded unearned stock compensation representing the difference between the exercise price of the options and the deemed fair value of our common stock at the date of grant. We recorded aggregate unearned compensation of $2.8 million in connection with these stock options. This stock compensation will be amortized to expense over the period during which the options or common stock subject to repurchase vest, generally four years, using an accelerated method as described in Financial Accounting Standards Board Interpretation No. 28. Amortization of stock compensation expense amounted to $119,000 for the six months ended June 30, 2002 compared to $296,000 for the six months ended June 30, 2001. We expect to amortize $112,000 in the remaining two quarters of 2002.

      Amortization of goodwill and acquired intangibles. The amortization of goodwill and acquired intangible assets results from our business acquisitions. The Company retained an independent appraiser to assist with the assigning of the fair values to the identifiable intangibles acquired from our acquisitions. The goodwill recognized in the Pixel, Healthcare.com and Outlaw acquisitions is not subject to amortization but is tested annually for impairment or more frequently if events or changes in circumstances indicate the asset might be impaired. SFAS No. 142 eliminates amortization of goodwill and indefinite-lived intangible assets. However, SFAS No. 142 also requires the Company to perform impairment tests at least annually on all goodwill and other indefinite-lived intangible assets. These statements are required to be adopted by the Company on January 1, 2002 for all acquisitions and immediately for any acquisitions entered into after July 1, 2001. The intangible assets recognized in the acquisitions are being amortized over their estimated lives ranging from three to eight years. Goodwill and other intangible assets amortization for the six months ended June 30, 2002 and 2001 were $1.1 million and $0.7 million, respectively. The increase in the amortization of goodwill and acquired intangible assets was primarily related to the acquisitions of Healthcare.com and Confer.

      The Company is required to perform impairment tests annually and plans to perform these tests in the fourth quarter of each year. However, the Company may be required to perform these tests on a more frequent basis if conditions exist which indicate a potential impairment. As of August 1, 2002, the total market value of the Company’s stock was $81.5 million, which is less than the Company’s book value at June 30, 2002 of $186.9 million. If the Company’s net book value continues to exceed the market value of its common stock, the Company may be required to perform a test of impairment in the third quarter of 2002.

      Interest income. Interest income includes interest income on cash, cash equivalent and short-term investment balances. Interest income decreased $1.4 million, to $0.6 million for the six months ended June 30, 2002 from interest income of $2.0 million for the prior year. The decrease in interest income is due to a decrease in interest rates from the prior comparable period and a decrease in our cash, cash equivalents and short-term investment balances to fund our operations and acquisitions.

      Income tax (benefit) expense. No provision for federal and state income taxes has been recorded for the six months ended June 30, 2002 and 2001, as we have incurred net operating losses for each of these periods. We believe that, based on the history of losses and other factors, the weight of available evidence indicates that it is more likely than not that we will not be able to realize our deferred tax assets, and thus a full valuation allowance has been recorded against such assets as of June 30, 2002.

      Segment results. Segment results represent margins which, for segment reporting purposes, exclude certain costs and expenses, including corporate expenses, taxes other than income and other non-recurring charges. See Note 4 to the consolidated financial statements.

	Six Months Ended
	June 30,
			Increase/
	2002	2001	(Decrease)

Professional services	$5,012	$4,181	$831
Software license fees	2,869	362	2,507
Recurring revenue	4,785	(485)	5,270
Other	(16,577)	(8,444)	(8,133)

	$(3,911)	$(4,386)	$475

      The increase in margins for the professional services and recurring revenue segments are primarily related to the revenue growth in 2002 over the prior year. The growth in the software license fees segment is primarily related to an increase software license sales of $5.0 million over the six months ended June 30, 2002 compared to the comparable period in 2001. The Company’s product mix has shifted to reflect a higher percentage of revenue from the higher margin software license segment.

Liquidity and Capital Resources

      Historically, prior to our IPO, we financed our operations through a combination of cash flow from operations, private sales of common and convertible preferred stock and issuances of convertible promissory notes; beginning with our IPO we have financed our operations through a combination of cash flow from operations and public sales of common stock.

      We expect to use our cash, cash equivalents and short-term investments for general corporate purposes, working capital and capital expenditures to fund our operations and to continue expanding our product offerings. The amounts and timing of our actual expenditures will depend upon numerous factors, including the status of our product development efforts, marketing and sales activities, the amount of cash generated by our operations and by competition in the software marketplace. We may find it necessary or advisable to use portions of our cash and cash equivalents for other purposes. A portion of our cash, cash equivalents and short-term investments may also be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. Pending use of our cash and cash equivalents and short-term investments for the above purposes, we intend to invest such funds in short-term, interest-bearing, investment-grade securities.

      Net cash used in operating activities for the six months ended June 30, 2002 was $5.9 million compared to net cash provided of $1.5 million for the six months ended June 30, 2001. The increase in net cash used in operating activities for the six months ended June 30, 2002 is primarily attributable to increased payments for acquisition-related accounts payables and accrued liabilities. In addition, cash activity for the six months ended June 30, 2001 included the receipt of a large license payment.

      Net cash provided by investing activities for the six months ended June 30, 2002 was $3.1 million and net cash used in investing activities for the six months ended June 30, 2001 was $ 0.2 million. Investing activities consist of purchases of computer hardware and software, office furniture and equipment, purchase and sales of investments, additions to capitalized software costs, and cash used in the business acquisitions. Purchases of the property and equipment for the six months ended June 30, 2002 decreased $367,000 from the six months ended June 30, 2001. Capitalized software development costs were $2.1 million for the six months ended June 30, 2002. Additionally, there were net sales of $7.6 million of short-term investments in the first six months of 2002, compared to net sales of $1.7 million of short-term investments during the first six months of 2001.

      Net cash provided by financing activities for the six months ended June 30, 2002 of $857,000 was related to exercise of stock options and employee stock purchases.

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

Recent Accounting Pronouncements

      In August 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, which supersedes SFAS No. 121 and the accounting and reporting provisions of APB No. 30, “Reporting the Results of Operations” and provides a single accounting model for long-lived assets to be disposed of. In SFAS No. 144, the criteria for discontinued operation presentation is changed to a component of the business rather than a segment of the business. Assets to be disposed of would be classified as held for sale when management, having the authority to approve the action, commits to a plan to sell the assets meeting all required criteria. The assets must be available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets and the sale of the asset must be probable and its transfer expected to qualify for recognition as a completed sale within one year, with certain exceptions. If the plan of sale criteria are met after the balance sheet date but before issuance of the financial statements, the related asset would continue to be classified as held and used at the balance sheet date. Assets to be abandoned or distributed to shareholders are considered held for use until shutdown or distributed, respectively. SFAS No. 144 is effective for fiscal years beginning after January 1, 2002. The adoption of SFAS No. 144 did not have a material impact on the earnings and financial position of the Company.

RISK FACTORS

      The following risk factors could materially and adversely affect our operating results and could cause actual events to differ materially from those predicted in any forward-looking statements related to our business.

We have historically incurred losses and we may not be able to sustain profitability.

      Although we were profitable the first quarter of 2002 and the last two quarters of 2001, we incurred losses for the second quarter of 2002, first two quarters of 2001 and for the years ended December 31, 2001, 2000 and 1999. As of June 30, 2002, we had an accumulated deficit of $39.8 million. Since we began developing and marketing our healthcare integration products and services in early 1999, we have funded our business primarily by borrowing funds and from the sale of our stock, not from cash generated by our business. We expect to continue to incur significant sales and marketing, research and development and general and administrative expenses. As a result, we may experience losses and negative cash flows in the future. Factors which may prevent us from achieving or maintaining profitability and cause our stock price to decline include the demand for and acceptance of our products, product enhancements and services, increased competition and our ability to attract new customers, as well as a number of other factors described elsewhere in this section.

Our quarterly operating results are likely to fluctuate significantly and may fail to meet the expectations of securities analysts and investors, causing our share price to decline.

      Our quarterly operating results have fluctuated significantly in the past and are likely to fluctuate in the future. Moreover, our operating results in some quarters may not meet the expectations of stock market analysts and investors. In that event, our stock price would likely decline. As a result of our limited history of profitable operations, our business strategy, and the evolving nature of the markets in which we compete, we may have difficulty accurately forecasting our revenue in any given period. In addition to the factors discussed elsewhere in this section, a number of factors may cause our revenue to fall short of our expectations or cause fluctuations in our operating results, including:

•	the loss of a major customer;

•	the capital and expense budgeting decisions of our existing and prospective customers;

•	the amount and timing of operating costs and capital expenditures relating to the implementation of our business strategy;

•	increased product development and engineering expenditures required to keep pace with technological changes;

•	the announcement or introduction of new or enhanced products or services by our competitors;

•	any delay in our introduction of new applications, services and products offerings and enhancements of our existing solutions.

We have embarked on a strategy to significantly increase software sales as our principal source of revenue. If that strategy is not successful, our business may be harmed.

      We have invested and continue to invest significant financial and management resources in reorganizing and enhancing our software sales effort. In recent months, we have hired what we believe is top caliber sales talent, and we have reformulated our sales materials and our presentation strategy, all with a goal of generating an increased percentage of our revenue from sales of our QDXTM platform products. These efforts have been expensive and they have required, and we expect will continue to require, considerable executive management time and oversight, thus diverting resources from other aspects of our business. If for any reason this strategy is not successful, and we do not achieve increased software sales as anticipated, then our stock price will decline, and our business prospects and financial condition will be adversely affected.

The market for Total Business Integration software may not grow as quickly as we anticipate, which would cause our revenues to fall below expectations.

      The market for Total Business Integration software is relatively new and evolving. We earn a substantial portion of our revenue from sales of our business process management software, including application integration software, and related services. We expect to earn substantially all of our revenue in the foreseeable future from sales of these products and services. Our future financial performance will depend on continued growth in the number of organizations demanding software and services for Total Business Integration, information delivery, and seeking outside vendors to develop, manage and maintain this software for their critical applications. Many of our potential customers have made significant investments in internally developed systems and would incur significant costs in switching to our products, which may substantially inhibit the growth of the market for our software. If the market fails to grow, or grows more slowly than we expect, our sales will be adversely affected. In addition, a weakening global economy may lead to slower sales growth.

Our acquisition strategy could cause financial or operational problems.

      Our success depends on our ability to continually enhance and broaden our product offerings in response to changing technology, customer demands, and competitive pressures. To this end, we may acquire new and complementary businesses, products or technologies. We do not know if we will be able to complete any acquisitions or that we will be able to successfully integrate any acquired businesses, operate them profitably, or retain their key employees. Integrating any newly acquired business, product or technology could be expensive and time-consuming, could disrupt our ongoing business, and could distract our management. We may face competition for acquisition targets from larger and more established companies with greater financial resources. In addition, in order to finance any acquisitions, we might need to raise additional funds through public or private financings. In that event, we could be forced to obtain equity or debt financing on terms that are not favorable to us and, in the case of equity financing, that results in dilution to our stockholders. If we are unable to integrate any newly acquired entity, products or technology effectively, our business, financial condition and operating results would suffer. In addition, the amortization of intangible assets or other charges resulting from the cost of acquisitions could harm our operating results.

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

      We expect a large portion of our revenue to be derived from customers who use our transaction hosting services. As a result, our business will suffer if we experience frequent or long system interruptions that result in the unavailability or reduced performance of our hosting. We expect to experience occasional temporary capacity constraints due to sharply increased traffic, which may cause unanticipated system disruptions, slower response times, impaired quality and degradation in levels of customer service. If this were to happen on more than an occasional and temporary basis, our business and reputation could be seriously harmed.

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

If we fail to meet performance standards we may experience a decline in revenue.

      Many of our service agreements contain performance standards. If we fail to meet these standards, our customers could terminate their agreements with us. The loss of any of our service agreements would cause a decline in our revenue. We may be unable to expand or adapt our network infrastructure to meet additional demand or our customers’ changing needs on a timely basis and at a commercially reasonable cost, or at all.

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

As we continue to build our international sales, we are subject to increased regulation and uncertainties in the international marketplace.

      Among other things, our core products contain strong encryption technology that is subject to export control regulation. These regulations prohibit us from selling in certain countries and to certain persons. Our inadvertent failure to properly restrict our sales could subject us and our management to fines and other sanctions and impair our financial condition and our reputation. Additionally, in the international marketplace we face increased uncertainty of enforcement of contractual provisions and enforcement of judgments in our dealings with non-US persons. Our inability to properly defend or enforce our contract rights could materially impair our business prospects and financial condition.

We may face product-related liabilities that could force us to pay damages, which would hurt our reputation and financial condition.

      Although both we and our customers test our applications, services and product offerings, they may contain defects or result in system failures. These defects or problems could result in the loss of or delay in generating revenue, loss of market share, failure to achieve market acceptance, diversion of development resources, injury to our reputation or increased insurance costs. Our contracts generally limit our liability arising from our errors; however, these provisions may not be enforceable and may not protect us from liability. While we have general liability insurance that we believe is adequate, including coverage for errors and omissions, we may not be able to maintain this insurance on reasonable terms in the future. In addition, our insurance may not be sufficient to cover large claims and our insurer could disclaim coverage on claims. If we are liable for an uninsured or underinsured claim or if our premiums increase significantly, our financial condition could be materially harmed.

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

PART II     OTHER INFORMATION

Item 1.     Legal Proceedings

      On November 14, 2001, a shareholder class action complaint was filed in the United States District Court, Southern District of New York. On April 19, 2002, plaintiffs filed an amended complaint. The amended complaint asserts that the prospectus from the Company’s February 10, 2000 initial public offering (“IPO”) failed to disclose certain alleged improper actions by various underwriters for the offering in the allocation of the IPO shares. The amended complaint alleges claims against certain underwriters, the Company and certain officers and directors under the Securities Act of 1933 and the Securities Exchange Act of 1934 (Bartula v. XCare.net, Inc., et al., Case No. 01-CV-10075). Similar complaints have been filed concerning more than 300 other IPO’s; all of these cases have been coordinated as In re Initial Public Offering Securities Litigation, 21 MC 92. Defendants have filed motions to dismiss. The Company believes the claims against it are without merit and intends to defend the action vigorously. We do not believe that the outcome of this action will have a material adverse effect on our financial position, results of operations or liquidity; however, litigation is inherently uncertain and we can make no assurance as to the ultimate outcome or effect.

      The Company, and its wholly owned subsidiary Healthcare.com Corporation, is currently litigating a dispute with Hawaii Employees Retirement System (HERS) regarding a contract entered into in October 1999 between HERS and Thermo Information Solutions, subsequently assigned to Healthcare.com. On June 19, 2002, after exhausting its administrative remedies under Hawaii state law, Healthcare.com filed a complaint against HERS in the Circuit Court of the First Circuit, State of Hawaii. The complaint asserts that HERS is in breach of its obligations under the contract, and demands that HERS pay to the Company a sum to be determined at trial. On June 21, 2002, HERS filed a complaint in the same state court, asserting that Quovadx, Inc. and Healthcare.com have breached their performance obligations under the contract, and seeking damages in an amount to be determined at trial. Discovery was initiated in July 2002, and no trial date has been set. The Company intends to prosecute its claims, and defend the claims brought by HERS, vigorously; however litigation is inherently uncertain and we can make no assurance as to the outcome or effect.

      The Company is engaged from time to time in routine litigation that arises in the ordinary course of our business.

Item 4.     Submission of Matters to a Vote of Security Holders

      We held our annual meeting of shareholders (the “Annual Meeting”) on June 19, 2002. The number of common votes present at the Annual Meeting voting and withholding authority to vote was 27,074,486 which represented 91% of the 29,794,532 common votes outstanding on April 20, 2002, the record date for the Annual Meeting. At the meeting, the following item relating to the Company was submitted to a vote of shareholders of the Company:

      Election of Class III Directors

	Votes For	Votes Abstained

Lorine R. Sweeney	26,977,714	96,772
Jeffrey M. Krauss	26,604,910	469,576
James A. Gilbert	26,973,904	100,582

      Based on the voting results, these directors were elected to a three-year term.

Item 5.     Other Information

      Not applicable.

Item 6.     Exhibits and Reports on Form 8-K

      (a) Exhibits

The Exhibit Index attached to this Report on Form 10-Q is incorporated herein by reference.

      (b) Reports on Form 8-K

The Company filed a Report on Form 8-K on July 26, 2002 relating to the announcement of the results for the quarter ended June 30, 2002.

SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

QUOVADX, INC.

By:	/s/ LORINE R. SWEENEY

Lorine R. Sweeney
President and Chief Executive Officer

Date: August 8, 2002

By:	/s/ GARY T. SCHERPING

Gary T. Scherping
Executive Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: August 8, 2002

EXHIBIT INDEX

Exhibit
Number		Description of Document

2.1	(5)	Healthcare.com Merger Agreement.
3.1	(1)	Amended and Restated Certificate of Incorporation.
3.2	(4)	Bylaws.
4.1	(1)	Form Common Stock Certificate.
4.2	(4)	Registration Rights Agreement by and Between XCare.net, and AHR Seller Group, LLC, the sole stockholder of United/ HealthScope, Inc. (dba Advica Health Resources), dated November 8, 2000.
4.3	(7)	Registration Rights Agreement by and among Registrant and certain Stockholders of Confer Software, Inc., dated as of June 7, 2001.
4.4	(8)	Registration Rights Agreement, dated as of December 14, 2001 by and between Quovadx, Inc., and Francis Carden.
4.5	(3)	Stockholders’ Rights Plan.
10.1	(11)	Amended and Restated 1997 Stock Option Plan.
10.2	(11)	1999 Employee Stock Purchase Plan and related agreements.
10.3	(11)	Amended and Restated 1999 Director Option Plan and related agreements.
10.4	(11)	Amended and Restated 2000 Nonstatutory Stock Option Plan and related agreements.
10.5	(6)	Amended and Restated Healthcare.com Corporation Non-Employee Director Stock Option Plan (filed as Exhibit 10 to Healthcare.com’s Quarterly Report on Form 10-Q for quarter ended June 30, 1999 (Commission file No. 0-27056) and incorporated herein by reference).
10.6	(6)	Healthcare.com Adjustment Stock Option Plan (filed as Exhibit 10.5 to Amendment No. 1 to Healthcare.com’s Registration Statement on Form S-1 (Registration No. 33-96478), and incorporated herein by reference).
10.7	(6)	Healthcare.com Restated Stock Option Plan Two (filed as Exhibit 10.2 to Healthcare.com’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (Commission file No. 0-27056), and incorporated herein by reference).
10.8	(1)	Offer letter, dated September 22, 1997, with Lorine Sweeney.
10.9	(2)	Office Lease Agreement dated November 1, 1999, by and between the Company and Mountain States Mutual Casualty Company.
10.10	(4)	United Healthscope, Inc. purchase agreement dated November 8, 2000.
10.11		Robert Murrie Consulting Agreement.
10.12	(5)	Form of Healthcare.com Severance Agreement.
10.13	(12)	Outlaw Technologies Agreement and Plan of Merger
10.14	(8)	Share Acquisition Agreement between Quovadx, Inc. and Francis Carden
11.1	(10)	Form of Indemnification Agreement entered into by the Company with each of its directors and executive officers.
12.1	(10)	Sublease Agreement, dated August 24, 2001, between Echo Bay Management Corp. and XCare.Net, Inc.
16.1	(9)	Letter regarding change in certifying accountant.

(1)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Registration Statement on Form S-1 on November 2, 1999 (File No. 333-90165).

(2)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Registration Statement on Form S-1 on December 17, 1999.

(3)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Registration Statement on Form 8-A on July 28, 2000.

(4)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 000-29273).

(5)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Current Report on Form 8-K on May 18, 2001.

(6)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Registration Statement on Form S-4 on July 16, 2001 (File No. 333-64285).

(7)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Registration Statement on Form S-1 on July 17, 2001. (File No. 333-65280)

(8)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Registration Statement on Form S-3 on January 23, 2002. (File No. 333-81210)

(9)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Current Report on Form 8-K on April 18, 2001. (File No. 000-29273

(10)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 000-29273).

(11)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Registration Statement on Form S-8 on May 16, 2002. (File No. 333-88408)

(12)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Registration Statement May 16, 2002 (File No. 333-88402)