Form 10-Q
period 2002-09-30
QUOVADX INC
filed 2002-11-05
CIK 1094561

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

(303) 488-2019

(Registrant’s telephone number)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      At October 31, 2002, 30,069,249 shares of common stock were outstanding.

QUOVADX, INC.

PART I  FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements

QUOVADX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share amounts)
(Unaudited)

	September 30,	December 31,
	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$39,884	$25,383
Short-term investments	12,721	38,103
Accounts receivable, net of allowance of $1,958 and $1,932 at September 30, 2002 and December 31, 2001, respectively	10,048	10,104
Work performed in advance of billings	7,308	7,816
Other current assets	4,607	3,048

Total current assets	74,568	84,454
Property and equipment, net	5,680	7,443
Software, net	21,952	20,761
Goodwill and other intangible assets	6,243	100,757
Other assets	1,569	1,289

Total assets	$110,012	$214,704

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,702	$1,654
Accrued liabilities	6,941	11,646
Unearned revenue	8,684	8,495

Current liabilities	17,327	21,795
Deferred revenue and other long-term liabilities	2,500	4,022

Total liabilities	19,827	25,817

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized and no shares issued and outstanding at September 30, 2002 and December 31, 2001	—	—
Common stock, $.01 par value; 100,000,000 authorized and 30,069,249 and 29,688,133 shares issued and outstanding as of September 30, 2002 and December 31, 2001, respectively	301	297
Additional paid-in capital	226,522	224,748
Unearned compensation, net	(53)	(231)
Accumulated deficit	(136,585)	(35,927)

Total stockholders’ equity	90,185	188,887

Total liabilities and stockholders’ equity	$110,012	$214,704

The accompanying notes are an integral part of these condensed consolidated financial statements

QUOVADX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except for per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenue	$14,812	$15,288	$47,484	$31,914
Costs and expenses:
Cost of revenue	7,910	8,817	25,418	21,385
Software amortization	1,375	271	3,873	271
Sales and marketing	3,578	2,720	9,769	5,673
General and administrative	3,409	2,273	9,984	6,690
Research and development	1,807	1,253	5,016	3,339
Amortization of goodwill and other acquired intangibles	599	485	1,722	1,149
Stock compensation expense	59	85	178	381

Total costs and expenses	18,737	15,904	55,960	38,888

Loss from operations	(3,925)	(616)	(8,476)	(6,974)
Gain on sale of assets	—	—	87	—
Goodwill impairment	(93,085)	—	(93,085)	—
Interest income, net	263	674	816	2,646

Net income (loss)	$(96,747)	$58	$(100,658)	$(4,328)

Net income (loss) per common share — basic	$(3.22)	$0.00	$(3.36)	$(0.23)

Weighted average common shares outstanding — basic	30,068	22,809	29,934	18,592

Net income (loss) per common share — diluted	$(3.22)	$0.00	$(3.36)	$(0.23)

Weighted average common shares outstanding — diluted	30,068	25,858	29,934	18,592

The accompanying notes are an integral part of these condensed consolidated financial statements

QUOVADX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,

	2002	2001

Cash flows from operating activities
Net loss	$(100,658)	$(4,328)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,446	2,121
Amortization of goodwill and acquired intangibles	1,722	1,149
Goodwill impairment	93,085	—
Gain on sale of assets	(87)	—
Charge related to issuance of warrants	—	876
Provision for losses on receivables	—	97
Loss on impairment of investments	—	503
Stock compensation expense	178	381
Other	—	448
Change in assets and liabilities:
Accounts receivable	(836)	(2,176)
Work performed in advance of billings	508	(1,270)
Other assets	195	(2,294)
Accounts payable	(63)	(1,018)
Accrued liabilities	(5,438)	35
Unearned and deferred revenue	(896)	3,699

Net cash used in operating activities	(5,844)	(1,777)

Cash flows from investing activities
Purchase of property and equipment	(1,148)	(1,185)
Capitalized software	(3,121)	(796)
Sales of short-term investments	35,980	11,637
Purchases of short-term investments	(10,598)	(8,000)
Business acquisitions, net of acquired cash	(1,633)	(1,938)
Other investing activities	7	(623)

Net cash provided by (used in) investing activities	19,487	(905)

Cash flows from financing activities
Principal payments under capital leases and debt	—	(2,960)
Proceeds from issuance of common stock	858	3,812

Net cash provided by financing activities	858	852

Net increase (decrease) in cash and cash equivalents	14,501	(1,830)
Cash and cash equivalents at beginning of period	25,383	37,319

Cash and cash equivalents at end of period	$39,884	$35,489

Supplemental disclosure of non-cash financing transactions
Issuance of common stock in business acquisition	$920	$89,318
Receipt of stock in asset sale	662	—

The accompanying notes are an integral part of these condensed consolidated financial statements

QUOVADX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     Interim Financial Statements

      The accompanying condensed consolidated financial statements of Quovadx, Inc. (“Quovadx,” the “Company,” “we” or “us”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures are adequate to make the information presented not misleading. The unaudited financial statements have been prepared on the same basis as our annual financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for a fair presentation in accordance with accounting principles generally accepted in the United States. The results for the three months ended September 30, 2002 and for the nine months ended September 30, 2002 are not necessarily indicative of the results expected for the full year. These financial statements should be read in conjunction with the audited financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2001.

2.     Business Acquisition and Asset Sale

      On March 1, 2002, the Company completed the sale of certain assets of its Advica subsidiary to Royal Health Care of Long Island, LLC, d/b/a Royal Health Care (“Royal”) for $475,000 in cash and 4.6% of the outstanding equity in Royal. In conjunction with the sale, Quovadx and Royal signed a seven-year application service provider (“ASP”) agreement.

      Under the terms of the asset sale agreement, Royal assumed Advica’s medical management services business, including personnel, property, key contracts, and equipment. Quovadx retained Advica’s core systems and information technology, which it continues to operate in conjunction with its service obligations to Royal under the ASP agreement. The Company recorded a gain on the sale of assets of $87,000.

      On March 27, 2002, the Company purchased all of the outstanding capital stock of Outlaw Technologies, Inc. (“Outlaw”). The purchase price, totaling $3.0 million, included 138,575 shares of Quovadx common stock and $1.8 million in cash and professional fees directly related to the acquisition. The preliminary estimate of goodwill and identifiable intangible assets acquired is $1.8 million in goodwill and $1.2 million in other intangible assets. The purchase price allocation will be finalized upon receipt of an independent appraisal. The transaction was accounted for as a purchase. Outlaw’s balance sheet included $0.3 million in current assets and $0.6 million in liabilities upon acquisition.

      The Company retained an independent appraiser to assist with the assigning of fair values to the identifiable intangibles acquired from Outlaw. The valuation will rely on methodologies that are most closely related to the fair market value assignment with the economic benefits provided by each asset and risks associated with the assets. Operating results have been included in the consolidated financial results from the date of acquisition.

      During 2001, the Company purchased the outstanding stock of Healthcare.com, Confer Software, Inc. and Pixel Group Ltd. The total purchase price for these acquisitions was $107.0 million, including 11,496,290 shares of Quovadx common stock and $11.3 million in cash and professional fees related to the acquisitions. Goodwill, software and intangibles assets recorded as a result of the acquisitions were $92.0 million, $17.9 million and $8.9 million, respectively.

QUOVADX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The unaudited pro forma results of operations as though the Healthcare.com Corporation, Confer Software, Inc., Pixel Group Ltd and Outlaw acquisitions had been completed as of January 1, 2001 are as follows (in thousands except for per share amounts):

	Three Months Ended	Nine Months Ended
	September 30,	September 30,

	2001	2002	2001

Revenues	$19,647	$47,655	$50,042
Net loss	(3,866)	(96,703)	(15,346)
Net loss per share	$(0.14)	$(3.22)	$(0.55)

      The pro forma results above do not include any anticipated cost savings or other effects of the integration of the acquisitions into the Company and are not necessarily indicative of the results that would have occurred if the acquisition had been in effect on the date indicated, or that may result in the future.

3.     Net Income (Loss) per Common Share

      Net income (loss) per common share (“EPS”) is calculated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share.” Under the provisions of SFAS No. 128, basic EPS is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if stock options were exercised, resulting in the issuance of common stock that would share in the earnings of the Company. Potential dilution of the stock options exercisable into common stock is computed using the treasury stock method based on the average fair market value of the stock. In periods where the Company has a net loss the effect of common stock equivalents is excluded from the computation of diluted EPS since their effect would decrease the loss per share.

      The following table sets forth the computation of the numerators and denominators in the basic and diluted net income (loss) per common share calculations for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30, 2002		September 30, 2002

	2002	2001	2002	2001

Numerator:
Net income (loss) available to common stockholders	$(96,747)	$58	$(100,658)	$(4,328)

Denominator:
Weighted average common shares outstanding — basic	30,068	22,809	29,934	18,592
Effect of dilutive securities:
Employee stock options	—	3,049	—	—

Weighed average common shares outstanding — diluted	30,068	25,858	29,934	18,592

4.     Segment Information

      Segment information has been prepared in accordance with FASB SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The Company defines operating segments as components of an enterprise for which discrete financial information is available and is reviewed regularly by the chief operating decision-maker or decision-making group, to evaluate performance and make operating decisions. The chief operating decision-making group reviews the revenue and margin by the nature of the

QUOVADX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

services provided and reviews the overall results of the Company. Accounting policies of the segments are the same as those described in the summary of significant accounting policies.

      The Company operates in three segments: professional services, software licenses and recurring revenue. The professional services segment includes revenue generated from software implementation, engineering and integration. The software license segment includes revenue from software license sales and software subscriptions. The recurring revenue segment includes revenue generated from outsourcing, hosting maintenance, transaction, and other recurring services.

      Following is a breakout by segment. The margin for the segments excludes corporate expenses. The “other” category includes corporate expenses and eliminations.

	Professional	Software	Recurring			Consolidated
	Services	Revenue	Revenue	Other		Total

	(In thousands)
Three Months Ended September 30,
2002
Total revenues	$4,617	$2,751	$7,444	$—		$14,812
Margin	1,505	1,377	2,645	(102,274	)(1)	(96,747)
Assets	—	—	—	110,012	(2)	110,012
Capital expenditures	—	—	—	374	(2)	374
2001
Total revenues	$8,131	$1,729	$5,428	$—		$15,288
Margin	3,831	1,458	911	(6,142	)(1)	58
Assets	—	—	—	209,600	(2)	209,600
Capital expenditures	—	—	—	100	(2)	100

(1)	Represents adjustments that are made to the total of the segments’ income in order to arrive at income (loss) before income taxes which include the following:

	Three Months Ended
	September 30,

	2002	2001

Costs and adjustments to reconcile segment data to the consolidated total:
Sales and marketing	$3,578	$2,720
General and administrative	3,409	2,273
Research and development	1,807	1,253
Amortization of goodwill and other acquired intangibles	599	485
Goodwill impairment	93,085	—
Stock compensation expense	59	85
Interest income, net	(263)	(674)

	$102,274	$6,142

(2)	A breakout of assets and capital expenditures for all segments is not provided to our chief operating decision-maker. The other column represents the amount to reconcile to the consolidated total.

QUOVADX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Professional	Software	Recurring			Consolidated
	Services	Revenue	Revenue	Other		Total

	(In thousands)
Nine Months Ended September 30,
2002
Total revenues	$17,708	$8,118	$21,658	$—		$47,484
Margin	7,029	3,735	7,429	(118,851	)(1)	(100,658)
Assets	—	—	—	110,012	(2)	110,012
Capital expenditures	—	—	—	1,148	(2)	1,148
2001
Total revenues	$19,628	$2,091	$10,195	$—		$31,914
Margin	8,012	1,820	426	(14,586	)(1)	(4,328)
Assets	—	—	—	209,600	(2)	209,600
Capital expenditures	—	—	—	1,185	(2)	1,185

(1)	Represents adjustments that are made to the total of the segments’ income in order to arrive at loss before income taxes which include the following:

	Nine Months Ended
	September 30,

	2002	2001

Costs and adjustments to reconcile segment data to the consolidated total:
Sales and marketing	$9,769	$5,673
General and administrative	9,984	6,690
Research and development	5,016	3,339
Amortization of goodwill and other acquired intangibles	1,722	1,149
Stock compensation expense	178	381
Goodwill impairment	93,085	—
Gain on sale of assets	(87)	—
Interest income, net	(816)	(2,646)

	$118,851	$14,586

(2)	A breakout of assets and capital expenditures for all segments is not provided to our chief operating decision-maker. The other column represents the amount to reconcile to the consolidated total.

5.     Goodwill and Other Intangibles

      In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations completed after July 1, 2001. SFAS No. 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS No. 141 applies to all business combinations initiated after June 30, 2001.

      SFAS No. 142 eliminates amortization of goodwill and indefinite-lived intangible assets. However, SFAS No. 142 also requires the Company to perform impairment tests at least annually on all goodwill and other intangible assets. SFAS No. 142 was required to be adopted by the Company in January 1, 2002 and

QUOVADX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

immediately for any acquisitions entered into after July 1, 2001. Amortization of goodwill for acquisitions completed prior to July 1, 2001 was $0.4 million and $1.1 million for the three and nine months ended September 30, 2001, respectively.

      The following table provides information relating to the Company’s amortized and unamortized intangible assets as of September 30, 2002 (in millions):

		Accumulated
	Cost	Amortization

Amortized intangible assets:
Customer base	$5,965	$(844)
Distribution agreement	1,805	(1,354)
Tradenames, patents and other	1,022	(351)

Total	$8,792	$(2,549)

Un-amortized intangibles assets:
Goodwill	$—	$—

      The Company as part of its review of financial results for the nine months ended September 30, 2002, performed an assessment of the carrying value of the Company’s goodwill recorded in connection with its various acquisitions. The assessment was performed pursuant to SFAS 142 because of the significant negative industry and economic trends affecting the market value of the Company’s common stock. As a result, the Company recorded a charge of $93.1 million to reduce goodwill during the third quarter of 2002, based on the amount by which the carrying amount of these assets exceeded their estimated fair value.

      The impairment is related to the goodwill recorded in connection with the Company’s acquisitions of Integrated Media, Inc., Confer Software, Inc., Healthcare.com Corporation, Pixel Group Ltd and Outlaw. Fair value was determined based on discounted future cash flows for each of the Company’s reporting units. After the impairment, the Company’s goodwill has been reduced to zero as of September 30, 2002.

      The Company also performed an evaluation of long-lived intangible assets to be held and used, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company determined that the expected future undiscounted cash flows to be generated from these assets exceeded the carrying value and as such, the carrying value of the assets was recoverable.

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

OVERVIEW

      Quovadx, Inc. is a provider of business process management and integration products and services. The Company provides an end-to-end business infrastructure and integration software suite, as well as end-to-end service capabilities including consulting, transaction hosting and operations management for business-critical applications. The Company has assisted more than 3000 organizations in the healthcare, media and entertainment sectors streamline business processes, solve difficult process integration challenges, and leverage existing legacy system data. Our model creates value for our customers by allowing them to automate business processes, extend these processes and transact with their trading partners, while preserving the significant investments they have made in their legacy systems. Our platform solves difficult application-to-application integration, business-to-business integration, business-to-consumer integration and business process management issues both inside and outside the enterprise.

Operating Segments

      We operate in three segments: professional services, software licenses, and recurring revenue. The professional services segment includes revenue generated from software implementation, engineering, and integration. The software license segment includes revenues from perpetual software license sales and from software subscriptions. The recurring revenue segment includes revenue generated from outsourcing, hosting, maintenance, transaction, and other recurring services.

Business Acquisitions and Asset Sale

      On March 1, 2002, the Company completed the sale of certain assets of its Advica Health Resources subsidiary to Royal Health Care of Long Island, LLC, d/b/a Royal Health Care (“Royal”) for $475,000 in cash and 4.6% of the outstanding equity in Royal. In conjunction with the sale, Quovadx and Royal signed a seven-year application service provider (“ASP”) agreement.

      Under the terms of the asset sale agreement, Royal assumed Advica’s medical management services business, including personnel, property, key contracts, and equipment. Quovadx retained Advica’s core systems and information technology, which it continues to operate in conjunction with its service obligations to Royal under the ASP agreement. The Company recorded a gain on the sale of assets of $87,000.

      On March 27, 2002, the Company purchased all of the outstanding capital stock of Outlaw Technologies, Inc. (“Outlaw”). The purchase price, totaling $3.0 million included 138,575 shares of Quovadx common stock, $1.8 million in cash and professional fees directly related to the acquisition. The preliminary estimate goodwill and identifiable intangible assets acquired is $1.8 million in goodwill and $1.2 million in other intangible assets. The purchase price allocation will be finalized upon receipt of an independent appraisal. The transaction was accounted for as a purchase. Outlaw’s balance sheet included $0.3 million in current assets and $0.6 million in liabilities upon acquisition.

      During 2001, the Company purchased the outstanding stock of Healthcare.com, Confer Software, Inc. and Pixel Group Ltd. The total purchase price for these acquisitions was $107.0 million, including 11,496,290 shares of Quovadx common stock and $11.3 million in cash and professional fees related to the acquisitions. Goodwill, software and intangibles assets recorded as a result of the acquisitions were $92.0 million, $17.9 million and $8.9 million, respectively.

Critical Accounting Policies

      The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The Company believes that of its significant accounting policies, the following involve a higher degree of judgment and complexity.

Revenue

      The Company recognizes revenue in accordance with the provisions of Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended, and SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.”

      License agreements generally provide that customers pay a license fee based on a specified number of instances of the software and the type of software modules licensed. Customers that purchase licenses generally enter into one-year maintenance agreements that entitle the customer to receive unspecified updates on the software licensed, error corrections and telephone support, generally for a fixed fee.

      The methodology the Company uses to recognize software license and related services revenue is dependent on whether the Company has established vendor-specific objective evidence (“VSOE”) of fair value for the separate elements of a multiple-element agreement.

      If an agreement includes both license and service elements, the license fee is recognized on delivery of the software if the remaining services are not essential to the functionality of the software, the collection of the fees is probable, the fees are fixed and determinable, an agreement is signed and the Company has established VSOE of fair value for the remaining services. Revenue from the related services is recognized as the services are provided.

      When the related services are essential to the functionality of the base product or when the Company has not established VSOE of fair value for the remaining services, the software license fees are deferred and the entire contract is recognized as the services are provided.

      Professional services revenue represents software development, implementation and consulting services. When derived from a fixed price contract, and collection of fees is probable, the Company recognizes professional services revenue using the percentage-of-completion method of accounting. When derived from a time-and-materials contract, and the collection of fees is probable, the Company recognizes professional services revenue as the services are provided.

      Maintenance revenue is derived from agreements for providing unspecified software updates, error corrections and telephone support. Maintenance revenue is recognized ratably over the service period, which is generally 12 months.

      Process management and services revenues represent application hosting, transaction processing and other services. When the fees are fixed and determinable, and collection of the fees is probable, revenue is recognized over the service period. When the fees are on a per-transaction basis and collection of the fees is probable, revenue is recognized as the transactions are processed.

      When collection of fees is not probable, revenue is recognized as cash is collected. The Company does not require collateral from its customers and an allowance for doubtful accounts is maintained for credit losses.

      When revenue is recognized using the percentage-of-completion basis of accounting, the Company’s management estimates the costs to complete the services to be provided under the contract. The Company may encounter budget and schedule overruns caused by increased material, labor or overhead costs. Adjustments to cost estimates are made in the period in which the facts requiring such revisions become known. Estimated losses, if any, are recorded in the period in which the current estimates of the costs to complete the services exceed the revenues to be recognized under the contract.

Expenses

      Cost of revenue includes personnel and related benefit costs, payments to third-party consultants who assist with implementation and support services, facilities costs, amortization of acquired and capitalized software and equipment depreciation. Sales and marketing expenses consist of personnel and related benefit costs, including commissions, travel expenses, field sales office expenses, advertising, collateral and promotion costs. General and administrative expenses include personnel and related benefit costs for our executive, legal, administrative, finance and human resources functions, as well as accounting fees, insurance expense, investor relation costs and bad debt expense. Research and development expense includes personnel and related benefit costs for product development, enhancements to existing applications and quality assurance activities.

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

      The following table sets forth, for the periods indicated, certain items from the Company’s statements of operations as a percentage of total revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Total revenue	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Cost of revenue	53.4	57.7	53.5	67.0
Software amortization	9.3	1.8	8.2	0.9
Sales and marketing	24.2	17.8	20.6	17.8
General and administrative	23.0	14.8	21.0	21.0
Research and development	12.2	8.2	10.6	10.5
Amortization of goodwill and acquired intangibles	4.0	3.2	3.6	3.6
Stock compensation expense	0.4	0.6	0.4	1.2

Total costs and expenses	126.5	104.0	117.9	121.9

Loss from operations	(26.5)	(4.0)	(17.9)	(21.9)
Goodwill impairment	(628.4)	—	(196.0)	—
Gain on sale of assets	—	—	0.2	—
Interest income, net	1.8	4.4	1.7	8.3

Net loss	(653.2)%	0.4%	(212.0)%	(13.6)%

Comparison of the Company’s Results for the Three Months Ended September 30, 2002 and 2001.

      Total revenue. Total revenue decreased $0.5 million, or 3%, to $14.8 million for the three months ended September 30, 2002 from $15.3 million for the three months ended September 30, 2001. The third quarter of 2001 included $0.8 million generated from the principal assets of Advica, which were sold in the first quarter of 2002. Professional services revenue was $4.6 million for the three months ended September 30, 2002, a decline of $3.5 million or 43% from the three months ended September 30, 2001. The revenue decrease was primarily related to winding down of several large development contracts. Partially offsetting the decrease was an increase in software license revenue totaling $1.0 million. Higher recurring revenue generated from an increase in the Company’s maintenance and outsourcing contracts also offset the overall decrease in revenue. The Company closed 279 new customer contracts with a book value totaling $6.5 million in the third quarter of 2002. Total revenue of $14.8 million includes a full quarter’s effect of our 2001 acquisitions.

      Cost of revenue. Cost of revenue, which includes amortization of software, increased $0.2 million, or 2%, to $9.3 million for the three months ended September 30, 2002 from $9.1 million from the three months ended September 30, 2001. Software amortization increased $1.1 million over the three months ended September 30, 2001 primarily due an increase in the Company’s capitalized software balance from the continued development of the Company’s software products and a full quarter of amortization in 2002 compared to a partial quarter in 2001 related to software acquired in the Healthcare.com acquisition. Offsetting the third quarter increase was a decrease in expenses related to Advica. Certain assets of the subsidiary were sold in March 2002. As a percentage of revenue, cost of sales increased from 59% for the three months ended September 30, 2001 to 63% for the three months ended September 30, 2002. The Company expects its gross margins to increase over time based on the shift in revenue to higher margin software license revenue.

      Sales and marketing. Sales and marketing expenses increased $0.9 million, or 32%, to $3.6 million for the three months ended September 30, 2002 from $2.7 million for the three months ended September 30, 2001. Sales and marketing expenses increased due to an increase in the size of the Company’s sales force and product marketing professionals. The Company also expanded its marketing efforts to introduce its new software products. As a percentage of revenue, sales and marketing expense increased 6.4% from the three months ended September 30, 2002 compared to the three months ended September 30, 2001.

      General and administrative. General and administrative expenses increased $1.1 million, or 50%, to $3.4 million for the three months ended September 30, 2002 from $2.3 million from the year earlier period. The increase in general and administrative expenses was primarily due to personnel increases in the areas of human resources, accounting, legal and administration. Increased directors and officers insurance expense and outside legal services also added to the overall increase in general and administrative expenses.

      Research and development. Research and development expenses increased $0.5 million, or 44%, to $1.8 million for the three months ended September 30, 2002 from $1.3 million for the three months ended September 30, 2001. The increase in research and development expenses reflect an increase in headcount to support the continued development of our software and adaptive applications. As a percentage of revenue, research and development expenses increased from 8% for the three months ended September 30, 2001 to 12% for the three months ended September 30, 2002.

      Stock compensation expense. During 1999 and through February 10, 2000, the effective date of the Company’s initial public offering, in connection with stock options granted to certain employees and a consultant under the stock plan, we have recorded unearned stock compensation representing the difference between the exercise price of the options and the deemed fair value of our common stock at the date of grant. We recorded aggregate unearned compensation of $2.8 million in connection with these stock options. This stock compensation will be amortized to expense over the period during which the options or common stock subject to repurchase vest, generally four years, using an accelerated method as described in Financial Accounting Standards Board Interpretation No. 28. Amortization of stock compensation expense amounted to $59,000 for the three months ended September 30, 2002 compared to $85,000 for the three months ended September 30, 2001. We expect to amortize $53,000 in the last quarter of 2002.

      Amortization of goodwill and acquired intangibles. The amortization of goodwill and acquired intangible assets results from our business acquisitions. The Company retained an independent appraiser to assist with the assigning of the fair values to the identifiable intangibles acquired from our acquisitions. The goodwill recognized in the acquisitions are not subject to amortization but goodwill amounts are tested annually for impairment or more frequently if events or changes in circumstances indicate the asset might be impaired. Statement of Financial Accounting Standard (SFAS) No. 142 eliminates amortization of goodwill and indefinite-lived intangible assets. However, SFAS No. 142 also requires the Company to perform impairment tests at least annually on all goodwill and other indefinite-lived intangible assets. These statements were required to be adopted by the Company on January 1, 2002 for all acquisitions and immediately for any acquisitions entered into after July 1, 2001. The intangible assets recognized in the acquisitions are being amortized over their estimated lives ranging from three to eight years. Intangible assets amortization for the three months ended September 30, 2002 and 2001 were $0.6 million and $0.5 million, respectively. The increase in the amortization of goodwill and acquired intangible assets was primarily related to the acquisitions of Pixel and Outlaw.

      Goodwill impairment. The Company, as part of its review of financial results for the nine months ended September 30, 2002, performed an assessment of the carrying value of the Company’s goodwill recorded in connection with its various acquisitions. The assessment was performed pursuant to SFAS 142 because of the significant negative industry and economic trends affecting the market value of the Company’s common stock. As a result, the Company recorded a charge of $93.1 million to reduce goodwill during the third quarter of 2002, based on the amount which the carrying amount of these assets exceeded their estimated fair value. This change eliminated the goodwill recognized in connection with all acquisitions made through September 30, 2002.

      Interest income. Interest income includes interest income on cash, cash equivalents and short-term investment balances. Interest income decreased $0.4 million, to $0.3 million for the three months ended September 30, 2002 from $0.7 million for the prior year period. The decrease in interest income is due to a decrease in interest rates from the prior comparable period and a decrease in our cash, cash equivalents and short-term investment balances to fund our operations and acquisitions.

      Income tax (benefit) expense. A provision for federal and state income taxes has not been recorded for the three months ended September 30, 2002 and 2001, as we have incurred net operating losses for the nine months ended September 30, 2002 and 2001. We believe that, based on the history of losses and other factors, the weight of available evidence indicates that it is more likely than not that we will not be able to realize our deferred tax assets, and thus a full valuation allowance has been recorded against such assets as of September 30, 2002.

      Segment results. Segment results represent margins which, for segment reporting purposes, exclude certain costs and expenses, including corporate expenses, taxes other than income and other non-recurring charges. See Note 4 to the consolidated financial statements.

	Three Months Ended
	September 30,
			Increase/
	2002	2001	(Decrease)

Professional services	$1,505	$3,831	$(2,326)
Software license fees	1,377	1,458	(81)
Recurring revenue	2,645	911	1,734
Other	(102,274)	(6,142)	(96,132)

	$(96,747)	$58	$(96,805)

      Margin for professional services decreased over the three months ended September 30, 2001 primarily due a 43% decrease in the revenue recognized from the professional services segment. Several large development contracts were in the progress of winding down in the third quarter of 2002. The decrease in software license margin is primarily due to an increase in the amortization of software. The growth in the recurring revenue segment is primarily related to growth in the Company’s outsourcing revenue and maintenance revenue. The sale of the Advica subsidiary also added to the increase in margin. Advica was incurring losses in the third quarter of 2001. The Company sold Advica’s assets in March 2002. The increase in other expenses is primarily due to goodwill impairment of $93.1 million.

Comparison of the Company’s Results for the Nine Months Ended September 30, 2002 and 2001.

      Total revenue. Total revenue increased $15.6 million, or 49%, to $47.5 million for the nine months ended September 30, 2002 from $31.9 million for the nine months ended September 30, 2001. The increase of $6.0 million in software license revenue was due to the Company entering into a higher number of software license contracts during the nine months ended September 30, 2002 over September 30, 2001. Recurring revenue increased $11.5 million for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. The increase in recurring revenue was primarily related to growth in the Company’s outsourcing and maintenance revenue. Professional services revenue decreased $1.9 million for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. Revenue for the nine months ended September 30, 2002 includes a full nine months effect of our 2001 acquisitions.

      Cost of revenue. Cost of revenue, which includes amortization of software, increased $7.6 million, or 35%, to $29.3 million for the nine months ended September 30, 2002 from $21.7 million from the prior comparable period. Total expenses from the recurring services and license segment increased $4.5 million and $4.1 million respectively from the nine months ended September 30, 2001. The increase in costs in the recurring services segment was primarily related to an increase in payroll and payroll-related expense to support the growth in the recurring services segment. Software amortization increased cost of revenue $3.6 million over nine months ended September 30, 2001 primarily due to an increase in the Company’s capitalized software balance from acquisitions and the continued development of the Company’s software products. A decrease in expenses in the professional services segment of $0.9 million partially offset the overall increase in cost of sales. As a percentage of revenue, cost of sales decreased from 68% for the nine months ended September 30, 2001 to 62% for the nine months ended September 30, 2002 due to shift in the Company’s product mix to reflect a higher percentage of revenues from the higher margin software license segment. The Company expects its gross margins to increase over time based on this shift. The Company’s gross profit margins improved to 38% for the nine months ended September 30, 2002 from 32% for the nine months ended September 30, 2001.

      Sales and marketing. Sales and marketing expenses increased $4.1 million, or 72%, to $9.8 million during the nine months ended September 30, 2002 from $5.7 million for the nine months ended September 30, 2001. Sales and marketing expenses increased due to an increase in the size of the Company’s sales force and product marketing professionals. Marketing related expense increased from the nine months ended September 30, 2001 due to an increase in the company’s product offerings. As a percentage of revenue sales and marketing expense increased 3% from the nine months ended September 30, 2001.

      General and administrative. General and administrative expenses increased $3.3 million, or 49%, to $10.0 million for the nine months ended September 30, 2002 from $6.7 million from the year earlier period. The increase in general and administrative expenses was primarily due to an increase in personnel in the areas of human resources, accounting, legal and administration. Directors and officers insurance and outside legal expense also increased for the nine months ended September 30, 2002 over the nine months ended September 30, 2001.

      Research and development. Research and development expenses increased $1.7 million, or 50%, to $5.0 million for the nine months ended September 30, 2002 from $3.3 million for the nine months ended September 30, 2001. The research and development expenses reflect an increase in headcount over the nine months ended September 30, 2001 to support the continued development of our software and adaptive applications. As a percentage of revenue, research and development expenses remained stable for the nine months ended September 30, 2001 when compared to the nine months ended September 30, 2002.

      Stock compensation expense. During 1999 and through February 10, 2000, the effective date of the Company’s initial public offering, in connection with stock options granted to certain employees and a consultant under the stock plan, we have recorded unearned stock compensation representing the difference between the exercise price of the options and the deemed fair value of our common stock at the date of grant. We recorded aggregate unearned compensation of $2.8 million in connection with these stock options. This stock compensation will be amortized to expense over the period during which the options or common stock subject to repurchase vest, generally four years, using an accelerated method as described in Financial Accounting Standards Board Interpretation No. 28. Amortization of stock compensation expense amounted to $178,000 for the nine months ended September 30, 2002 compared to $381,000 for the nine months ended September 30, 2001. We expect to amortize $53,000 in the last quarter of 2002.

      Amortization of goodwill and acquired intangibles. The amortization of goodwill and acquired intangible assets results from our business acquisitions. The Company retained an independent appraiser to assist with the assigning of the fair values to the identifiable intangibles acquired from our acquisitions. The goodwill recognized in the acquisitions are not subject to amortization but are tested annually for impairment or more frequently if events or changes in circumstances indicate the asset might be impaired. SFAS No. 142 eliminates amortization of goodwill and indefinite-lived intangible assets. However, SFAS No. 142 also requires the Company to perform impairment tests at least annually on all goodwill and other indefinite-lived intangible assets. These statements were required to be adopted by the Company on January 1, 2002 for all acquisitions and immediately for any acquisitions entered into after July 1, 2001. The intangible assets recognized in the acquisitions are being amortized over their estimated lives ranging from three to eight years. Intangible assets amortization for the nine months ended September 30, 2002 and 2001 were $1.7 million and $1.1 million, respectively. The increase in the amortization of intangible assets was primarily related to the acquisitions of Healthcare.com and Confer.

      Gain on sale of assets. The gain on the sale of assets resulted from the sale certain assets of the Advica subsidiary to Royal for $475,000 in cash and 4.6% of the outstanding equity in Royal. The Company recorded a gain on the sale of assets of $87,000.

      Goodwill impairment. The Company as part of its review of financial results for the nine months ended September 30, 2002, performed an assessment of the carrying value of the Company’s goodwill recorded in connection with its various acquisitions. The assessment was performed pursuant to SFAS 142 because of the significant negative industry and economic trends affecting the market value of the Company’s common stock. As a result, the Company recorded a charge of $93.1 million to reduce goodwill during the third quarter of 2002, based on the amount which the carrying amount of these assets exceeded their estimated fair value. The carrying value of the goodwill was reduced to zero.

      Interest income. Interest income includes interest income on cash, cash equivalents and short-term investment balances. Interest income decreased $1.8 million, to $0.8 million for the nine months ended September 30, 2002 from interest income of $2.6 million for the prior year. The decrease in interest income is due to a decrease in interest rates from the prior comparable period and a decrease in our cash, cash equivalents and short-term investment balances to fund our operations and acquisitions.

      Income tax (benefit) expense. No provision for federal and state income taxes has been recorded for the nine months ended September 30, 2002 and 2001, as we have incurred net operating losses for each of these periods. We believe that, based on the history of losses and other factors, the weight of available evidence indicates that it is more likely than not that we will not be able to realize our deferred tax assets, and thus a full valuation allowance has been recorded against such assets as of September 30, 2002.

      Segment results. Segment results represent margins, which, for segment reporting purposes, exclude certain costs and expenses, including corporate expenses, taxes other than income and other non-recurring charges. See Note 4 to the consolidated financial statements.

	Nine Months Ended
	September 30,
			Increase/
	2002	2001	(Decrease)

Professional services	$7,029	$8,012	$(983)
Software license fees	3,735	1,820	1,915
Recurring revenue	7,429	426	7,003
Other	(118,851)	(14,586)	(104,265)

	$(100,658)	$(4,328)	$(96,330)

      Margin for the professional services decreased over the nine months ended September 30, 2001 primarily due a 10% decrease in the revenues recognized from the professional services segment. Several large development contracts were in the progress of winding down in 2002. The increase in software license margin is primarily due to an increase in software license revenue of $6.0 million for the nine months ended September 30, 2002 when compared to the nine months ended September 30, 2001. The Company signed more software contract in 2002 than 2001. The growth in the recurring revenue segment is primarily related to an increase in the Company’s outsourcing revenue and maintenance revenue. The sale of Advica subsidiary also added to the increase in margin as Advica was incurring losses in 2001. The Company sold Advica’s assets in March 2002. The increase in other expenses is primarily due to the goodwill impairment of $93.1 million.

Liquidity and Capital Resources

      We have historically financed our operations through a combination of cash flow from operations, private sales of common and convertible preferred stock, issuances of convertible promissory notes and public sales of common stock. Since our IPO in February 2000, we have financed our operations with the proceeds of that offering and cash flows from operations.

      We expect to use our cash, cash equivalents and short-term investments for general corporate purposes, working capital and capital expenditures, to fund our operations and to continue expanding our product offerings. The amounts and timing of our actual expenditures will depend upon numerous factors, including the status of our product development efforts, marketing and sales activities and the amount of cash generated by our operations and competition. We may find it necessary or advisable to use portions of our cash and cash equivalents for other purposes. A portion of our cash, cash equivalents and short-term investments may also be used to acquire or invest in complementary businesses or products or to obtain the right to use synergistic technologies. Pending use of our cash and cash equivalents and short-term investments for the above purposes, we intend to invest such funds in short-term, interest-bearing, investment-grade securities.

      Net cash used in operating activities for the nine months ended September 30, 2002 was $5.8 million compared to net cash used of $2.3 million for the nine months ended September 30, 2001. The increase in net cash used in operating activities for the nine months ended September 30, 2002 is primarily attributable to increased payments for acquisition related accounts payables and accrued liabilities. Partially offsetting the increase in cash used in operations was an increase in accounts receivable collected over the nine months ended September 30, 2002.

      Net cash provided by investing activities for the nine months ended September 30, 2002 was $19.5 million and net cash used in investing activities for the nine months ended September 30, 2001 was $0.3 million. Investing activities consist of purchases of computer hardware and software, office furniture and equipment, purchase and sales of investments, additions to capitalized software, and cash used in the business acquisitions. Purchases of the property and equipment and software capitalized for the nine months ended September 30, 2002 increased $2.3 million from the nine months ended September 30, 2001. Additionally, there was a net increase of $21.7 million in sales of short-term over the nine months ended September 30, 2001.

      Net cash provided by financing activities for the nine months ended September 30, 2002 of $0.9 million was primarily related to exercise of stock options and employee stock purchases.

      The Company has commitments pursuant to certain real property lease obligations and royalty agreements in connection with several distribution license agreements under which we distribute third party products both on a stand alone and VAR basis.

      We expect our current cash resources will be sufficient to meet our requirements for the next 18 months. We may need to raise additional capital to support expansion, to develop new or enhanced applications, services and product offerings, to respond to competitive pressures, to acquire complementary businesses or technologies or to take advantage of unanticipated opportunities. If we need additional capital, we would try to raise the additional funds by selling debt or equity securities, by entering into strategic relationships or through other arrangements. We cannot assure you that we would be able to raise any additional amounts on reasonable terms, or at all, if they are needed.

Recent Accounting Pronouncements

      In August 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, which supersedes SFAS No. 121 and the accounting and reporting provisions of APB No. 30, “Reporting the Results of Operations” and provides a single accounting model for long-lived assets to be disposed of. In SFAS No. 144, the criteria for discontinued operation presentation is changed to a component of the business rather than a segment of the business. Assets to be disposed of would be classified as held for sale when management, having the authority to approve the action, commits to a plan to sell the assets meeting all required criteria. The assets must be available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets and the sale of the asset must be probable and its transfer expected to qualify for recognition as a completed sale within one year, with certain exceptions. If the plan of sale criteria are met after the balance sheet date but before issuance of the financial statements, the related asset would continue to be classified as held and used at the balance sheet date. Assets to be abandoned or distributed to shareholders are considered held for use until shutdown or distributed, respectively. SFAS No. 144 is effective for fiscal years beginning after January 1, 2002. In the third quarter of 2002, in addition to its goodwill impairment analysis, the Company performed an evaluation of long-lived intangible assets to be held and used in accordance with SFAS 144. The Company determined that the future undiscounted cash slows to be generated from these assets exceeded the carrying value and as such the assets were recoverable.

RISK FACTORS

      The following risk factors could materially and adversely affect our operating results and could cause actual events to differ materially from those predicted in any forward-looking statements related to our business.

We have historically incurred losses and we may not be able to sustain profitability.

      Although we have had profitable quarters, we incurred losses for the nine months ended September 30, 2002 and for the years ended December 31, 2001, 2000 and 1999. As of September 30, 2002, we had an accumulated deficit of $136.6 million. Since our IPO in February of 2000, we have funded our business primarily from the cash generated from the sale of our stock and cash flows from operations. We expect to continue to incur significant sales and marketing, research and development and general and administrative expenses that exceed our revenues. As a result, we may experience losses and negative cash flows in the future. Failure to achieve and maintain profitability may cause our stock price to decline and impair our business and financial prospects.

Our quarterly operating results are likely to fluctuate significantly and may fail to meet the expectations of securities analysts and investors, causing our share price to decline.

      Our quarterly operating results have fluctuated significantly in the past and are likely to fluctuate in the future. Moreover, our operating results in some quarters may not meet the expectations of stock market analysts and investors. In that event, our stock price would likely decline. Further declines in our stock price may impair our business prospects and our financial condition. As a result of our limited history of profitable operations, our business strategy, and the evolving nature of the markets in which we compete, we may have difficulty accurately forecasting our revenue in any given period. In addition to the factors discussed elsewhere in this section, a number of factors may cause our revenue to fall short of our expectations or cause fluctuations in our operating results, including:

•	any delay in our introduction of new applications, services and products offerings and enhancements of our existing solutions;

•	the capital and expense budgeting decisions of our existing and prospective customers;

•	the loss of a major customer;

•	the amount and timing of operating costs and capital expenditures relating to the implementation of our business strategy;

•	increased product development and engineering expenditures required to keep pace with technological changes;

•	the announcement or introduction of new or enhanced products or services by our competitors.

We have embarked on a strategy to significantly increase software sales as our principal source of revenue. If that strategy is not successful, our business may be harmed.

      We have invested and continue to invest significant financial and management resources in reorganizing and enhancing our software sales effort. In recent months, we have hired what we believe is top caliber sales talent, and we have reformulated our sales materials and our presentation strategy, all with a goal of generating an increased percentage of our revenue from sales of our software products. These efforts have been expensive and they have required, and we expect will continue to require, considerable executive management time and oversight, thus diverting resources from other aspects of our business. If for any reason this strategy is not successful, and we do not achieve increased software sales as anticipated, then our stock price will decline, and our business prospects and financial condition will be adversely affected.

The market for business process management and integration software may not grow as quickly as we anticipate, which would cause our revenues to fall below expectations.

      The market for business process management and integration software is relatively new and evolving. We earn a substantial portion of our revenue from sales of our business process management software, including application integration software, and related services. We expect to earn substantially all of our revenue in the future from sales of these products and services. Our future financial performance will depend on continued growth in the number of organizations demanding software and services for business process management and integration, information delivery, and seeking outside vendors to develop, manage and maintain this software for their critical applications. Many of our potential customers have made significant investments in internally developed systems and would incur significant costs in switching to our products, which may substantially inhibit the growth of the market for our software. If the market fails to grow, or grows more slowly than we expect, our sales will be adversely affected. In addition, a weakening global economy may lead to larger sales cycle and slower sales growth.

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

If we cannot execute our strategy to establish and maintain our relationships with established healthcare industry participants, our applications, services and products may not achieve healthcare market acceptance.

      The healthcare industry is our most important market. Relationships with established healthcare industry participants are critical to our success. These relationships include customer, vendor, distributor and co-marketer relationships. To date, we have established a number of these relationships. Once we have established a relationship with an established healthcare industry participant, we rely on that participant’s ability to assist us in generating increased acceptance and use of our applications, services and product offerings. We have limited experience in maintaining relationships with healthcare industry participants. Additionally, the other parties to these relationships may not view these relationships with us as significant to their own business, and they may reassess their commitment to us or decide to compete directly with us in the future. We generally do not have agreements that prohibit them from competing against us directly or from contracting with our competitors. We cannot guarantee that any such party will perform its obligations as agreed or contemplated or that we would be able to specifically enforce any agreement with it. Our arrangements generally do not establish minimum performance requirements, but instead rely on the voluntary efforts of the other party. Therefore, we cannot guarantee that these relationships will be successful. If we were to lose any of these relationships, or if the other parties were to fail to collaborate with us to pursue additional business relationships, we would not be able to execute our business plans and our business would suffer significantly. Moreover, we may not experience increased use of our applications, services and product offerings even if we establish and maintain these relationships.

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

      We expect a significant portion of our revenue to be derived from customers who use our transaction hosting services. As a result, our business will suffer if we experience frequent or long system interruptions that result in the unavailability or reduced performance of our hosting. We expect to experience occasional temporary capacity constraints due to sharply increased traffic, which may cause unanticipated system disruptions, slower response times, impaired quality and degradation in levels of customer service. If this were to happen on more than an occasional and temporary basis, our business and reputation could be seriously harmed.

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

      Many of our transaction and hosting service agreements contain performance standards. If we fail to meet these standards, our customers could terminate their agreements with us. The loss of any of those service agreements would cause a decline in our revenue. Additionally, we may be unable to expand or adapt our transaction and hosting network infrastructure to meet new demands on a timely basis and at a commercially reasonable cost, or at all.

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

      The healthcare market itself is highly regulated and subject to changing political, economic and regulatory influences. These factors affect the purchasing practices and operations of healthcare organizations. Changes in current healthcare financing and reimbursement systems, such as modifications which may be required by the Health Insurance Portability and Accountability Act of 1996 (HIPAA), may cause us to make unplanned enhancements of software applications or services, result in delays or cancellations of orders, or result in the revocation of endorsement of our applications and services by healthcare participants. Federal and state legislatures have periodically considered programs to reform or amend the U.S. healthcare system at both the federal and state level. These programs may contain proposals to increase governmental involvement in healthcare, lower reimbursement rates or otherwise change the environment in which healthcare market participants operate. Healthcare market participants may respond by reducing their investments or postponing investment decisions, including investments in our applications and services. We do not know what effect any proposals would have on our business.

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

      Although both we and our customers test our applications, services and product offerings, they may contain defects or result in system failures. These defects or problems could result in the loss of or delay in generating revenue, loss of market share, failure to achieve market acceptance, diversion of development resources, injury to our reputation or increased insurance costs. In particular, we market software products that are designed to assist our healthcare customers in meeting their HIPAA compliance obligations. Failure of these products to perform as intended could cause our customers to incur significant fines and penalties for non-compliance, which in turn could result in damages and claims against us. Our contracts generally limit our liability arising from our errors; however, these provisions may not be enforceable and may not protect us from liability. While we have general liability insurance that we believe is adequate, including coverage for errors and omissions, we may not be able to maintain this insurance on reasonable terms in the future. In addition, our insurance may not be sufficient to cover large claims and our insurer could disclaim coverage on claims. If we are liable for an uninsured or underinsured claim or if our premiums increase significantly, our financial condition could be materially harmed.

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

      We are exposed to infringement risks. Our intellectual property is important to our business. We may be subject to intellectual property infringement claims as the number of our competitors grows and the functionality of our applications overlaps with competitive offerings. These claims, whether or not meritorious, could be expensive, divert our attention from operating our company, result in costly litigation, cause product shipment delays, or require us to enter into royalty or licensing agreements, any of which could seriously harm our business, financial condition and results of operations. If we become liable to third parties for infringing on their intellectual property rights, we would be required to pay a substantial damage award and to develop non-infringing technology, obtain a license or cease selling the applications that contain the infringing intellectual property. We may be unable to develop non-infringing technology or obtain a license on commercially reasonable terms, or at all. In the event an intellectual property claim against us was successful and we could not obtain a license on acceptable terms, license a substitute technology or redesign to avoid infringement, most of our contracts would require us to refund a portion of the software license fees; our business, financial condition and results of operations would be seriously harmed. In addition, we may not be able to protect against misappropriation of our intellectual property. Third parties may infringe upon our intellectual property rights, we may not detect this unauthorized use and we may be unable to enforce our rights.

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

Item 4.     Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

Our chief executive officer and our chief financial officer, after evaluating our “disclosure controls and procedures” (as defined in Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-14(c) and 15-d-14(c)) as of a date (the “Evaluation Date”) within 90 days before the filing date of this Quarterly Report on Form 10-Q have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the

Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in internal controls.

Subsequent to the Evaluation Date, there were no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures, nor were there any significant deficiencies or material weaknesses in our internal controls. As a result, no corrective actions were required or undertaken.

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

      The Company, and its wholly owned subsidiary Healthcare.com Corporation, is currently litigating a dispute with Hawaii Employees Retirement System (HERS) regarding a contract entered into in October 1999 between HERS and Thermo Information Solutions, subsequently assigned to Healthcare.com. On June 19, 2002, after exhausting its administrative remedies under Hawaii state law, Healthcare.com filed a complaint against HERS in the Circuit Court of the First Circuit, State of Hawaii. The complaint asserts that HERS is in breach of its obligations under the contract, and demands that HERS pay to the Company a sum to be determined at trial. On June 21, 2002, HERS filed a complaint in the same state court, asserting that Quovadx, Inc. and Healthcare.com have breached their performance obligations under the contract, and seeking damages in an amount to be determined at trial. The two lawsuits have been consolidated, discovery was initiated in July 2002, and no trial date has been set. The Company intends to prosecute its claims, and defend the claims brought by HERS, vigorously; however litigation is inherently uncertain and we can make no assurance as to the outcome or effect.

      Munshee.com, LLC (“Munshee”) commenced an action in the Supreme Court of the State of New York, County of New York on or about September 27, 2002, against Quovadx, Inc., f/k/a XCare.net, Inc. and Lorine Sweeney. Munshee purports to allege claims of breach of contract and fraud against Quovadx, Inc. (“Quovadx”) and a claim of fraud against Ms. Sweeney, a director and the CEO of Quovadx, relating to a professional services agreement entered into as of September 9, 1999, as amended, between Munshee and XCare.net, Inc. Munshee seeks to recover restitution or compensatory damages of $966,000, plus unspecified additional damages, including punitive damages, and interest, costs and expenses. Quovadx and Ms. Sweeney intend to vigorously contest Munshee’s claims; however litigation is inherently uncertain and we can make no assurance as to the outcome or effect.

      The Company is engaged from time to time in routine litigation that arises in the ordinary course of our business.

Item 2.     Changes in Securities and Use of Proceeds

      Not applicable.

Item 3.     Defaults Upon Senior Securities

      Not applicable.

Item 4.     Submission of Matters to a Vote of Security Holders

      Not applicable.

Item 5.     Other Information

      Not applicable.

Item 6.     Exhibits and Reports on Form 8-K

(a)	Exhibits

The Exhibit Index is attached to this Report on Form 10-Q is incorporated herein by reference.

(b)	Report on Form 8-K

(i)	The Company filed a Report on Form 8-K on August 9, 2002 relating to the certifications under Section 906 of the Sarbanes-Oxley Act of 2002.

(ii)	The Company filed a Report on Form 8-K on October 24, 2002 relating to the announcement of the results for the quarter ended September 30, 2002.

EXHIBIT INDEX

Exhibit
Number	Description of Document

2.1(5)	Healthcare.com Merger Agreement.
3.1(1)	Amended and Restated Certificate of Incorporation.
3.2(4)	Bylaws.
4.1(1)	Form Common Stock Certificate.
4.2(4)	Registration Rights Agreement by and Between XCare.net, and AHR Seller Group, LLC, the sole stockholder of United HealthScope, Inc. (dba Advica Health Resources), dated November 8, 2000.
4.3(7)	Registration Rights Agreement by and among Registrant and certain Stockholders of Confer Software, Inc., dated as of June 7, 2001.
4.4(8)	Registration Rights Agreement, dated as of December 14, 2001 by and between Quovadx, Inc., and Francis Carden.
4.5(3)	Stockholders’ Rights Plan.
10.1(11)	Amended and Restated 1997 Stock Option Plan.
10.2(11)	1999 Employee Stock Purchase Plan and related agreements.
10.3(11)	Amended and Restated 1999 Director Option Plan and related agreements.
10.4(11)	Amended and Restated 2000 Nonstatutory Stock Option Plan and related agreements.
10.5(6)	Amended and Restated Healthcare.com Corporation Non-Employee Director Stock Option Plan (filed as Exhibit 10 to Healthcare.com’s Quarterly Report on Form 10-Q for quarter ended June 30, 1999 (Commission file No. 0-27056) and incorporated herein by reference).
10.6(6)	Healthcare.com Adjustment Stock Option Plan (filed as Exhibit 10.5 to Amendment No. 1 to Healthcare.com’s Registration Statement on Form S-1 (Registration No. 33-96478), and incorporated herein by reference).
10.7(6)	Healthcare.com Restated Stock Option Plan Two (filed as Exhibit 10.2 to Healthcare.com’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (Commission file No. 0-27056), and incorporated herein by reference).
10.8(1)	Offer letter, dated September 22, 1997, with Lorine Sweeney.
10.9(2)	Office Lease Agreement dated November 1, 1999, by and between the Company and Mountain States Mutual Casualty Company.
10.10(4)	United Healthscope, Inc. purchase agreement dated November 8, 2000.
10.11(13)	Robert Murrie Consulting Agreement.
10.12(5)	Form of Healthcare.com Severance Agreement.
10.13(12)	Outlaw Technologies Agreement and Plan of Merger.
10.14(8)	Share Acquisition Agreement between Quovadx, Inc. and Francis Carden.
11.1(10)	Form of Indemnification Agreement entered into by the Company with each of its directors and executive officers.
12.1(10)	Sublease Agreement, dated August 24, 2001, between Echo Bay Management Corp. and XCare.Net, Inc.
16.1(9)	Letter regarding change in certifying accountant.

(1)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Registration Statement on Form S-1 on November 2, 1999 (File No. 333-90165).

(2)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Registration Statement on Form S-1 on December 17, 1999.

(3)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Registration Statement on Form 8-A on July 28, 2000.

(4)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 000-29273).

(5)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Current Report on Form 8-K on May 18, 2001.

(6)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Registration Statement on Form S-4 on July 16, 2001 (File No. 333-64285).

(7)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Registration Statement on Form S-1 on July 17, 2001 (File No. 333-65280).

(8)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Registration Statement on Form S-3 on January 23, 2002 (File No. 333-81210).

(9)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Current Report on Form 8-K on April 18, 2001 (File No. 000-29273).

(10)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 000-29273).

(11)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Registration Statement on Form S-8 on May 16, 2002 (File No. 333-88408).

(12)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Registration Statement on May 16, 2002 (File No. 333-88402).

(13)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Quarterly Report on Form 10-Q on August 8, 2002 (File No. 000-29273).

SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

QUOVADX, INC.

By:	/s/ LORINE R. SWEENEY

Lorine R. Sweeney
President and Chief Executive Officer

Date: November 4, 2002

By:	/s/ GARY T. SCHERPING

Gary T. Scherping
Executive Vice President of Finance
and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: November 4, 2002

SARBANES-OXLEY SECTION 302(a) CERTIFICATION

I, Lorine R. Sweeney, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Quovadx, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ LORINE R. SWEENEY

Lorine R. Sweeney,
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2002

SARBANES-OXLEY SECTION 302(a) CERTIFICATION

I, Gary T. Scherping, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Quovadx, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ GARY T. SCHERPING

Gary T. Scherping,
Executive Vice President of Finance
and Chief Financial Officer
(Principal Financial Officer)

Date: November 4, 2002