Form 10-K
period 2002-12-31
QUOVADX INC
filed 2003-03-31
CIK 1094561

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

Commission File Number 000-29273

Quovadx, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	85-0373486 (I.R.S. Employer Identification No.)

6400 S. Fiddler’s Green Circle, Suite 1000, Englewood, Colorado	80111
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(303) 488-2019

Securities Registered Pursuant to Section 12(b) of the Act:

None

Securities Registered Pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $0.01 per share	NASDAQ

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐

      The aggregate market value of the voting and non-voting equity held by non-affiliates of the registrant as of June 30, 2002 was $188.8 million, based on the last sale price reported for such date on the NASDAQ National Market. This determination is not necessarily conclusive for other purposes.

      As of February 28, 2003, there were 30,196,425 shares of Common Stock of the registrant outstanding.

QUOVADX, INC.

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2002

FORWARD-LOOKING STATEMENTS

      All statements, trend analysis and other information contained in this Annual Report on Form 10-K (“Annual Report”) of Quovadx, Inc. (“Quovadx,” the “Company,” “we” or “us”) and the information incorporated by reference which are not historical in nature are forward-looking statements within the meaning of the Private-Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, discussion relative to markets for our products and trends in revenue, gross margins and anticipated expense levels, as well as other statements including words such as “anticipate,” “believe,” “plan,” “estimate,” “expect” and “intend” and other similar expressions. All statements regarding the Company’s expected financial position and operating results, business strategy, financing plans and forecast trends relating to our industry are forward-looking statements. These forward-looking statements are subject to business and economic risks and uncertainties, and our actual results of operations may differ materially from those contained in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in “Risk Factors” as well as other risks and uncertainties referenced in this Annual Report.

PART I

Item 1.	Business

Overview

      Quovadx provides software and services to enable companies to achieve competitive process advantage. QDXTM Platform V is application development software that allows our customers to leverage the processes and data in existing legacy applications and databases while they develop new composite applications. The key to attaining a competitive process advantage is owning a software platform that provides software components that customers can easily modify to react to changing business processes. QDXTM Platform V software speeds development and deployment of our customers’ process and integration applications to improve their business processes and to achieve competitive process advantage. In addition, Quovadx adds extensive professional service capabilities, including consulting, implementation, hosting, transaction services and operations management. We believe our model creates value for our customers by allowing them to automate and extend valuable business processes and transact business in real-time with their trading partners (customers, suppliers, business partners), while preserving the significant investments they have made in their legacy systems. We believe our key differentiator is proven by the complex business applications we have built on QDXTM Platform V. We have nine of these applications called Adaptive Applications: QDXTM HIPAA Express; the INSURENET® Solution; QDXTM Case Management; QDXTM Utilization Management; QDXTM Disease Management; QDXTM Quick Trials; QDXTM Trading Partner Manager; QDXTM Customer Focus; and the QDXTM Payer Solution Suite. These applications demonstrate that QDXTM Platform V is a complete toolset, capable of undertaking the most complex application integration and business process management problems. Our Adaptive Applications offer our customers an alternative to the high cost of developing a custom application and the inflexibility of implementing a packaged application. Adaptive Applications, built on QDXTM Platform V, include 50% to 75% of the required “out-of-the-box” business process functionality that an enterprise needs. Our Adaptive Applications enable our customers to incorporate their best practices into the software to gain competitive process advantages and allow an organization to rapidly tailor and tune business processes in response to evolving requirements, regulations and policies. The result is a quickly deployable, customized solution.

      Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to such reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act are available, free of charge, on or through our Internet website located at www.quovadx.com, as soon as reasonably practicable after they are filed with or furnished to the SEC.

Our History

      We were incorporated in Delaware in March 1989 under the name Reilly Dike Dosher Corporation, Inc. In December 1996, we changed our name to MPower Solutions, Inc. In early 1998, we identified an emerging opportunity to utilize the Internet to connect healthcare participants together into a community structure. Beginning in mid-1998, we began to focus on Internet-based healthcare solutions. In April 1999, we changed our name to XCare.net, Inc. In 2000, we completed our initial public offering at an offering price to the public of $18.00 per share. In September 2001, we changed our name to Quovadx, Inc.

      Since the initial public offering, we have completed several acquisitions to expand our product suite and customer base. In November 2000, we acquired Integrated Media to expand into the media and entertainment market. In June 2001, we acquired Confer Software, to add their business process management to our suite of products. In August 2001, we acquired Healthcare.com, Inc. for their application interface tools. In December 2001, we acquired the UK-based Pixel Group to add to our application interface tools and to expand our international capabilities. On March 27, 2002, we purchased all of the outstanding capital stock of Outlaw Technologies, Inc. (“Outlaw”) to add a customer relationship management application to our suite of Adaptive Applications.

Market Overview

      A company is made up of a series of processes and workflows. These processes and workflows define the business and provide the enterprise with a unique ability to compete. By managing, monitoring and tuning these processes and workflows within an integrated environment, companies can overcome the challenge of connecting their people, their systems, their business processes and their partners to gain a competitive process advantage. Today’s market requires all parts of a company, both internal and external, be connected for operational efficiency. Most organizations are burdened with systems and applications that do not share information and do not communicate with each other resulting in inadequate information and organizational inefficiencies. Intra-departmental systems and software applications were designed to serve individual departmental needs, not the needs of the company as a whole.

      Companies now recognize that to gain a competitive process advantage, they must leverage all data in all the applications in their enterprise. Additionally, organizations need to extend their business processes outside of their enterprise and transact with their customers, partners and suppliers in real-time. Finally, companies must build their Information Technology (IT) architecture on a flexible, responsive foundation or platform. We believe this common pursuit of competitive process advantage creates a market for our products and services.

      The challenges facing businesses across every industry are:

•	How to adapt business processes in a rapidly changing environment in order to keep or gain a competitive process advantage;

•	How to leverage and unlock the value of data housed in isolated systems; and

•	How to communicate in real-time with valued customers, suppliers and partners without wasting time and money.

      According to industry analysts, business process management software is delivering cost-reducing benefits via:

•	Shorter time frames for completing processes;

•	Fewer number of steps;

•	Reduced error cycles;

•	Automated administrative tasks; and

•	Decreased number of workers required.

Competition

      The integration and business process management software market is highly competitive. Competition, when coupled with the rapid evolution of technology and business practices, presents us with a challenging environment.

      Competitive factors affecting us include:

•	Brand recognition and market awareness;

•	Product and features, functionality and quality;

•	Service offering levels and quality;

•	Ease and timeliness of implementation;

•	Adequate infrastructure;

•	Technical and industry-specific domain expertise; and

•	Financial resources.

      Any one of these factors may contribute to our loss of market share, reduced profit margins, increased operating expense or discounted offerings.

      Our integration products provided in QDXTM Platform V compete with other software integration companies such as SeeBeyond Technology Corporation, Tibco Software, Inc., Vitria and webMethods. Our Adaptive Applications compete with certain offerings of these vendors as well as with products offered by vendors such as Landacorp, MedDecisions, Siebel and Oracle. The majority of these companies have greater financial and organizational resources than we do — putting us at a competitive disadvantage.

The Quovadx Solution

      Quovadx’s primary product is QDXTM Platform V, which contains three components:

•	Application Development Tools: To facilitate rapid and composite application development, QDXTM Platform V allows developers to call on a set of common tools, frameworks, engines, interfaces and other internal or external services and to leverage existing applications.

•	Business Process Management Tools: The key to competitive process advantage is allowing companies to design, manage, monitor and tailor business processes as the business environment changes. Through QDXTM Platform V’s sophisticated business process management tools, companies can dynamically manage business processes, handle exceptions and respond to changing regulations.

•	Integration Tools: One of the keys to streamlining business processes is to leverage all of the information in existing applications, including legacy applications. QDXTM Platform V provides integration tools that offer connectivity to any application, which prevents the errors associated with re-keying information and maintaining duplicative information.

      Adaptive Applications for Business Process Management. We believe our key differentiator is the innovative use of our QDXTM Platform V to solve real business problems. We have developed packaged solutions, using QDXTM Platform V, which we call Adaptive Applications. Our Adaptive Applications offer another option to buying off-the-shelf software and adapting business processes to meet the conditions of the software or to building rigid custom applications that are antiquated by or before implementation. Rapid flexibility is key and we believe our “adaptive” approach provides the majority of the solution while allowing an organization to customize the application as necessary to suit their business needs on a continual basis.

      Quovadx offers nine Adaptive Applications, built on QDXTM Platform V, to meet specific business process needs. These applications include:

•	QDXTM HIPAA Express enables companies to achieve Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) compliance.

•	The INSURENET® Solution allows healthcare provider organizations to verify patient insurance eligibility in real-time.

•	QDXTM Case Management automatically assigns cases to a Case Manager based on predefined qualification criteria that ensures all qualified cases are appropriately referred for case management oversight.

•	QDXTM Utilization Management gives healthcare payers the ability to define methods for automatically performing care authorization for inpatient treatment, outpatient services and specialty referrals.

•	QDXTM Disease Management automates routine administrative tasks and the disease management process or plan of care.

•	QDXTM Quick Trials helps sponsors complete clinical trials more quickly and less expensively.

•	QDXTM Trading Partner Manager assists the business enterprise in streamlining the administration, management and maintenance of its business partner relationships, commonly referred to as trading partners.

•	QDXTM CustomerFocus is a customer relationship management application that automates the tracking, routing, management and reporting of all customer interactions within a health plan.

•	QDXTM Payer Solution Suite is a healthcare payer solution to meet almost every requirement large and small health plans and managed care organizations would need to operate efficiently and effectively.

      Professional Services. Our service offerings range from software implementation, to project-related consulting, to full IT outsourcing. We have developed a proprietary methodology, the eXtensible Development Discipline (eDD), a methodology used to address problem definition, strategic opportunity, and operational efficiency. This methodology produces a plan of action, or a strategy from which our architects design and build a solution and integrate the appropriate components. We offer three categories of professional services:

•	Envisioning Services — to rapidly identify the technical architecture necessary to meet business needs and requirements.

•	Development Services — beginning with analysis and design of complex systems through development and implementation of applications

•	Integration Services — connecting the disparate systems and databases within an organization.

      We provide a wide range of services to manage all or part of an organization’s technical environment, including real-time or batch transactions, application maintenance and hosting support for online web functionality in our eCommerce operations center in Albuquerque, New Mexico.

      We offer our customers hosting services and we provide part of our technology in an Application Service Provider (“ASP”) environment that has advantages over traditional internal hosting by deploying, delivering and managing access to packaged applications on a subscription or rental basis.

Technology

      QDX Platform V. QDX Platform V offers a comprehensive solution for rapid application development and deployment, including Web Services applications, that enables organizations to perform seamless integration between enterprise systems and all commerce touch points — including customers, partners, and exchanges — within intranet, extranet and Internet environments. QDXTM Platform V’s J2EE-compliant scalable architecture differentiates QDXTM Platform V’s powerful run-time and visual development environment from other technologies.

      QDX Platform V’s architecture contains a complete integration stack including:

•	Presentation layer with Simple Object Access Protocol (“SOAP”) and an XML (“Extensible Mark-Up Language”)-based user interface:

•	Dynamic branding and role-based personalization;

•	XML/ XSL (“Extensible Stylesheet Language”) provided device-independence; and

•	Screen rejuvenation for legacy systems.

•	Business process layer to orchestrate the logic of the flow between the users and systems:

•	XML Topic Mapping for content indexing and infrastructure;

•	Distributed transactions across systems; and

•	Separate business logic from adapters.

•	Integration layer to connect and communicate to different Web Services or legacy systems:

•	Industry standards-based EAI (“Enterprise Application Integration”) adapters;

•	Leverage BPMS (“Business Process Management”) to separate data from logic; and

•	XML messaging and HTTP/ S for inter- and intra-enterprise.

      To increase developer productivity, QUOVADXTM technology uses XSP (“eXtensible Server Pages”) to provide a business process automation tag library, which reduces the programming skill requirements for developing web-based applications.

      In an environment where using EJB (“Enterprise JavaBeans”) is the common practice, the QDXTM XSP engine will utilize the server’s EJB container for thread and JDBC (“Java Database Connectivity”) transaction management. This results in tight integration with existing EJB applications. For an environment where EJB is not used, QDXTM Platform V can also be configured to use its own modules to provide similar functionalities.

      For protecting data as it is transmitted between systems, QDXTM Platform V includes built-in standard Internet security, such as SSL (Secure Socket Layer) and X509. QDXTM Platform V also includes security at the application framework level, including user authentication and access control. Users may also replace the native QDX security module with their own for integrating with third-party security products such as LDAP (“Lightweight Directory Access Protocol”) servers or SiteMinder®.

Customers

      We have sold products and services to over 3,000 customers in four primary market vertical segments: healthcare — payer market; healthcare — provider market; healthcare — pharmaceutical and biotech market; and media and entertainment market.

      Two of our customers accounted for 22% and 11% of revenue, respectively, for the year ended December 31, 2002.

Sales, Marketing and Strategic Alliances

      Our sales are conducted through direct sales representative, strategic alliances and distributors. As of December 31, 2002, our sales and marketing organization included 71 employees. Our sales force is divided into specific vertical markets that include technical and professional resources that primarily cover the 48 contiguous United States, Hawaii, Canada, the United Kingdom and Europe. We also have distribution relationships covering Australia, New Zealand and Asia. Our sales in the United Kingdom and Europe are performed by a combination of direct sales and distributors. The sales cycle varies depending on the size and scope of the engagement and can range from 90 to 360 days.

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

      Over the past year, Quovadx has formed an Alliance Partner Program to expand the markets we are able to effectively address. Our partners include leading software vendors and service providers such as McKesson Information Solutions and GE Medical Systems Information Technologies. Our Alliance Partner Program is an integral part of our strategy to enhance, develop, and market innovative technology solutions and services, and consists of two programs: Referral Partners and Channel Solution Partners.

Alliance Partner Program

      The Alliance Partner Program allows us to strategically market our products along with complementary products and service offerings provided by other companies. These alliance partners enhance our marketing efforts by tightly integrating our products into more comprehensive solutions to the problems faced by our customers. Our Alliance Partner Program enhances our direct sales organization through Referral Partners and also develops indirect distribution channels for our products through Channel Solution Partners.

     • Referral Partners

      This program encourages consulting firms, systems integrators and other companies operating in the vertical markets we serve to cooperatively market their products and/or services along with the Quovadx solutions that end-users require. The Referral Partner Program provides competitive advantage to both organizations by allowing them to jointly present a more comprehensive offering to increase opportunities for product and service pull-through sales.

     • Channel Solution Partners

      This partner program is for Independent Software Vendors (“ISV”) and ASPs who host or deliver applications to end-users and desire to build their solutions on Quovadx’s platform or to enhance their solutions’ value and speed to market through integration technologies.

Research and Development

      At December 31, 2002, our research and development group included approximately 76 employees located in the United States and United Kingdom. We have made substantial investments in advanced new technology development and acquisitions. For the years ended December 31, 2002, 2001 and 2000, we incurred $7,209,000, $4,792,000 and $2,952,000, respectively, in research and development expenses. The Quovadx product suite consists of internally developed products and products acquired through the Company’s business acquisitions. We intend to continue to consider the licensing and acquisition of complementary software technologies and businesses where appropriate, integrate acquired technologies and products, and enhance the proprietary technology to increase our software product sales, process management services, and consulting services. Software products are directly derived from the Quovadx developed standard-based, but proprietary technology. We believe that continuing the development of the state-of-the-art technology is necessary to remain competitive in the marketplace.

Intellectual Property

      Our success and ability to compete depend in part on our proprietary technology. We seek to protect our software, documentation and other written materials primarily through a combination of trade secrets, trademark and copyright laws, confidentiality procedures and contractual provisions. In addition, we seek to avoid disclosure of our trade secrets, by, among other things, requiring those persons with access to our proprietary information to execute confidentiality agreements with us and restricting access to our source code. We have been issued seven U.S. patents, and have five additional patents pending.

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

HIPAA Administrative Simplification

      Under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, Congress mandated a package of interlocking administrative simplification rules to establish standards and requirements for electronic transmission of certain health information. Five of these rules were published in proposed form in 1998, with four of the five now published in final form. As discussed below, these rules apply to certain of our operations as well as the operations of many of our customers. We designed the QDX™ Platform V and our applications, services and product offerings to enable compliance with the proposed regulations. However, compliance with the final rules could be costly and could require changes in our systems. In addition, the success of our compliance efforts may be dependent on the success of healthcare participants in dealing with the standards.

Confidentiality

      Confidentiality of patient records and the circumstances under which these records may be released are subject to substantial regulation under the HIPAA Standards for Privacy of Individually Identifiable Health Information, and other state laws and regulations. These laws and regulations govern both the disclosure and the use of confidential patient medical record information. Although compliance is principally the responsibility of the hospital, physician or other healthcare provider, such laws and regulations will apply to the portions of our business that process healthcare transactions and provide technical services to participants in the healthcare industry. Other state and federal laws and regulations govern the electronic transmission of healthcare information and common healthcare transactions such as health claims, health plan enrollment, payment and benefit eligibility. These laws are applicable to that portion of our business involving the processing of healthcare transactions among physicians, payers, patient and other healthcare industry participants. We are designing our products and services to enable compliance with HIPAA and applicable corresponding state laws and regulations. Compliance with these laws and regulations will be costly and could require complex changes in our systems and services. Additionally, the success of our compliance efforts may be dependent on the success of healthcare participants in dealing with the laws, regulations and standards.

Regulation of Transactions Services

      The HIPAA Standards for Electronic Transactions Rule establishes format standards for eight of the most common healthcare transactions, using technical standards, promulgated by recognized standards publishing organizations. These transactions include health claim, enrollment, payment and eligibility. Under the new standards, any party transmitting or receiving any of these health transactions electronically will send and receive data in a single format, rather than the large number of different data formats currently used.

      The transaction standards apply to that portion of our business involving the processing of healthcare transactions among physicians, payers, patients and other healthcare industry participants. The transaction standards also are applicable to many of our customers and to our relationships with those customers. We have designed and certified our systems to meet the standards, but changes in the standards could require costly modifications to some of our systems, products and services.

      Other state and federal statutes and regulations governing transmission of healthcare information may affect our operations. These laws, though, are complex and changing, and the courts and other governmental authorities may take positions that are inconsistent with our practices.

Regulation of Healthcare Relationships

      We currently process health claims between payers and providers and therefore may be subject to the federal False Claims Act and other state and federal laws that govern the submission of claims for medical expense reimbursement. These laws generally prohibit an individual or entity from knowingly presenting or causing to be presented any claim for payment from Medicare, Medicaid or other third party payers that is false or fraudulent, or is for an item or service that was not provided as claimed. These laws also provide civil and criminal penalties for noncompliance. We have designed our current transaction services and will design any future services to place responsibility for compliance with these laws on provider customers. However, we cannot guarantee that state and federal agencies will regard billing errors processed by us as inadvertent and not in violation of these laws. In addition, changes in current healthcare financing and reimbursement systems could cause us to make unplanned modifications of applications or services, or result in delays or cancellations of orders or in the revocation of endorsement of our applications and services by healthcare participants.

Third Party Administration and Utilization Review Licensure and Registration

      Certain of the administrative services we provide to health plans, payers and providers, including our third-party administration and utilization review operations, are regulated by the statutes and regulations of various states and require that we obtain appropriate licensure or registration.

Prompt Payment Laws

      Various states have passed laws regarding the prompt payment of medical claims by health plans. If a claim is brought against us and we are found to have violated a law regarding the prompt processing of claims for payment, we may incur civil or other penalties.

Government Investigations

      There is increasing scrutiny by law enforcement authorities, the U.S. Department of Health and Human Services Office of Inspector General, the courts, and the U.S. Congress of agreements between healthcare providers and suppliers or other contractors which have a potential to increase utilization of government healthcare resources. In particular, scrutiny has been placed on the coding of claims for payment and contracted billing arrangements. Investigators have demonstrated a willingness to look beyond the formalities of business arrangements to determine the underlying purposes of payments between healthcare participants. Although, to our knowledge, we are not the subject of any investigation, we cannot tell whether we or our customers will be the targets of governmental investigations in the future or how any investigation would affect our business prospects.

Employees

      As of December 31, 2002, we had a total of 455 employees, of whom 270 are engaged in professional services and customer support functions, 71 in sales and marketing, 38 in management, finance and administration and 76 in research and development. None of our employees are represented by a labor union. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

      Our future performance depends in part upon the continued employment of our key personnel, none of whom is bound by an employment agreement requiring service for any defined period of time. Our future success also depends on our continued ability to attract, integrate, retain and motivate highly qualified sales, technical and managerial personnel. Competition for such qualified personnel is intense. If our executive officers and key personnel do not remain with us in the future, we may experience difficulty in attracting and retaining qualified personnel.

Item 2.	Properties

      Our principal executive and corporate offices are located in Englewood, Colorado, where we lease approximately 17,490 square feet of office space. The lease on this facility expires in 2005. We also lease 138,512 square feet of office space, primarily for operations and research and development, in various locations in the United States and the United Kingdom under agreements that expire at dates ranging from 2003 through 2007. As of December 31, 2002, the Company occupied 84% of the office space it leased. We believe that our current facilities will be sufficient to meet our needs for at least the next twelve months.

Item 3.	Legal Proceedings

      On November 14, 2001, a shareholder class action complaint was filed in the United States District Court, Southern District of New York. On April 19, 2002, plaintiffs filed an amended complaint. The amended complaint asserts that the prospectus from the Company’s February 10, 2000 initial public offering (“IPO”) failed to disclose certain alleged improper actions by various underwriters for the offering in the allocation of the IPO shares. The amended complaint alleges claims against certain underwriters, the Company and certain officers and directors under the Securities Act of 1933 and the Securities Exchange Act of 1934 (Bartula v. XCare.net, Inc., et al, Case No.01-CV-10075). Similar complaints have been filed concerning more than 300 other IPO’s; all of these cases have been coordinated as In re Initial Public Offering Securities Litigation, 21 MC 92. In a negotiated agreement, individual defendants, including all of the individuals named in the complaint filed against the Company, were dismissed without prejudice, subject to a tolling agreement. Issuer and underwriter defendants in these cases filed motions to dismiss and on February 19, 2003, the Court issued an opinion and order on those motions that dismissed selected claims against certain defendants, including the Rule 10b-5 fraud claims against the Company, leaving only the Section 11 strict liability claims under the Securities Act of 1933 against the Company. The Company believes it has meritorious defenses. We do not believe that the outcome of this action will have a material adverse effect on our financial position, results of operations or liquidity; however, litigation is inherently uncertain and we can make no assurance as to the ultimate outcome or effect.

      The Company, and its wholly owned subsidiary Healthcare.com Corporation, are currently litigating a dispute with Hawaii Employees Retirement System (HERS) regarding a contract entered into in October 1999 between HERS and Thermo Information Solutions, subsequently assigned to Healthcare.com. On June 19, 2002, after exhausting its administrative remedies under Hawaii state law, Healthcare.com filed a complaint against HERS in the Circuit Court of the First Circuit, State of Hawaii. The complaint asserts that HERS is in breach of its obligations under the contract, and demands that HERS pay to the Company a sum to be determined at trial. On June 21, 2002, HERS filed a complaint in the same state court, asserting that Quovadx, Inc. and Healthcare.com have breached their performance obligations under the contract, and seeking damages in an amount to be determined at trial. The two lawsuits have been consolidated, discovery was initiated in July 2002, and no trial date has been set. In February 2003, the Company and HERS agreed to suspend the litigation pending the outcome of settlement discussions. If those discussions are not successful, the Company intends to continue to prosecute its claims, and defend the claims brought by HERS, vigorously; however litigation is inherently uncertain and we can make no assurance as to the outcome or effect.

      Munshee.com, LLC (“Munshee”) commenced an action in the Supreme Court of the State of New York, County of New York on or about September 27, 2002, against Quovadx, Inc., f/k/a XCare.net, Inc. and Lorine Sweeney. Munshee purported to allege claims of breach of contract and fraud against Quovadx, Inc. (“Quovadx”) and a claim of fraud against Ms. Sweeney, a director and the President and CEO of Quovadx, relating to a professional services agreement entered into as of September 9, 1999, as amended, between Munshee and XCare.net, Inc. Munshee sought to recover restitution or compensatory damages of $966,000, plus unspecified additional damages, including punitive damages, and interest, costs and expenses. Quovadx and Sweeney filed a motion seeking to dismiss the claims or stay the action and compel arbitration. On January 2, 2003, the Court dismissed the claims without prejudice. Should claims be reasserted in any forum, Quovadx and Ms. Sweeney intend to vigorously contest Munshee’s claims; however litigation is inherently uncertain and we can make no assurance as to the outcome or effect.

      The Company is engaged from time to time in routine litigation that arises in the ordinary course of our business.

Item 4.	Submission of Matters to a Vote of Security Holders

      During the fourth quarter of 2002, no matters were submitted to a vote of our security holders.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

      On September 24, 2001, the Company changed its corporate name from XCare.net, Inc. to Quovadx, Inc. On October 1, 2001, the ticker symbol under which the Company’s common stock is listed for trading on the NASDAQ National Market was changed from “XCAR” to “QVDX”.

      The following table sets forth, for the period indicated, the range of high and low closing sales prices per share of Common Stock, as reported on the NASDAQ National Market.

	High	Low

2001
First Quarter	$7.63	$5.38
Second Quarter	13.50	5.85
Third Quarter	16.85	10.96
Fourth Quarter	12.09	6.55
2002
First Quarter	$8.95	$5.79
Second Quarter	8.50	5.59
Third Quarter	5.71	1.40
Fourth Quarter	2.95	1.23
2003
First Quarter (January 1, 2003 to March 21, 2003)	$2.68	$1.53

      On March 21, 2003, the last reported sale price of the common stock was $2.03 per share, and the number of registered holders of record of the common stock was approximately 575. Because many of the Company’s shares of common stock are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of stockholders represented by these record holders.

      We have not declared or paid any cash dividends on our common stock or other securities since January 1996 when we were an S corporation. We currently anticipate that we will retain all of our future earnings for use in the expansion and operation of our business and do not anticipate paying any cash dividends in the foreseeable future.

Item 6.	Selected Financial Data

      The consolidated statements of operations data below for the years ended December 31, 2002, 2001 and 2000 and the consolidated balance sheet data as of December 31, 2002 and 2001, are derived from and are qualified by reference to the Company’s consolidated financial statements which are included elsewhere in this Annual Report. The consolidated statements of operations data for the years ended December 31, 1999 and 1998 and the consolidated balance sheet data as of December 31, 2000, 1999 and 1998 are derived from the Company’s consolidated financial statements, which are not included in this Annual Report, but can be derived from other filings with the Securities and Exchange Commission.

	Year Ended December 31,

	2002	2001	2000	1999	1998

	(In thousands, except per share data)
Statement of Operations Data:
Total revenue	$63,658	$52,180	$10,834	$4,853	$2,270
Total costs and expenses	75,807	59,550	33,178	7,974	5,915

Loss from operations	(12,149)	(7,370)	(22,344)	(3,121)	(3,645)
Gain on sale of assets	87	—	—	—	—
Goodwill impairment	(93,085)	—	—	—	—
Interest income, net	1,035	3,101	5,027	(67)	(437)

Net loss	$(104,112)	$(4,269)	$(17,317)	$(3,188)	$(4,082)

Net loss per common share — basic and diluted	$(3.47)	$(0.20)	$(1.20)	$(6.91)	$(10.64)

Weighted average common shares outstanding — basic and diluted	29,987	21,308	14,399	472	390

	December 31,

	2002	2001	2000	1999	1998

	(In thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$47,621	$63,486	$78,319	$7,455	$198
Working capital	52,754	62,659	82,759	8,138	(5,335)
Total assets	104,609	214,704	96,908	13,183	2,805
Long-term debt	—	—	—	—	284
Mandatorily redeemable convertible preferred stock	—	—	—	23,842	6,827
Stockholders’ equity (deficit)	86,948	188,887	92,839	(13,172)	(10,620)

      In reviewing the above data, you should consider the following:

•	In 1999, we completed a sale of Series B convertible preferred stock with net proceeds totaling $13.7 million.

•	Our registration statement on Form S-1 covering our initial public offering (the “Offering”) of 5,750,000 shares of common stock (including the underwriter’s over-allotment option of 750,000 shares of common stock) at $18.00 per share was declared effective on February 9, 2000. The net proceeds to us from the sale of shares of our common stock in the offering after deducting expenses of $2.1 million and underwriting discounts and commissions of $7.2 million, were $94.2 million.

•	In October 2000, the Company entered into a Software License and Services Agreement (the “Agreement”) with MedUnite, Inc. (“MedUnite”) to provide software development services related to a pilot program. In connection with the Agreement, the Company issued to MedUnite warrants to purchase 1,350,000 shares of Quovadx’s common stock at an exercise price of $4.06. The warrants were immediately vested, exercisable and non-forfeitable for a period of eighteen months from the date of grant. The fair value of the warrants was calculated to be $3.1 million and was determined using the Black-Scholes option pricing model utilizing a volatility factor of 120%, risk-free interest rate of 6.0% and an expected life of 18 months. The amounts billed and billable to MedUnite up to the date that the first pilot was delivered (March 2001) were reduced by the fair value attributed to the warrants. For the year ended December 31, 2000, the Company allocated $2.2 million of the warrant charge to billings and amounts billable. The remaining value of the warrants of $0.9 million was allocated to billings in the first quarter of 2001. In 2001, MedUnite exercised all the warrants and purchased 1,012,167 million shares of the Company’s common stock.

•	In 2000, the Company purchased all the outstanding stock of Advica Health Resources (“Advica”) for 70,000 shares of common stock in a transaction accounted for as a purchase. The total purchase price of Advica was $2.2 million. We also acquired all of the outstanding stock of Integrated Media Inc. (“Integrated Media”) for $2.1 million in a transaction accounted for as a purchase. The acquisitions generated goodwill and intangible assets totaling $3.5 million.

•	In June 2001, the Company consummated the acquisition of Confer Software, Inc., (“Confer”) by merger of a wholly-owned subsidiary of Quovadx with Confer. The purchase price, totaling $6.6 million, included 592,453 shares of Quovadx common stock in exchange for the outstanding shares of Confer capital stock, the assumption of a $461,250 employee bonus plan that was paid in cash and $1.8 million in merger-related fees. In August 2001, the Company consummated the acquisition of Healthcare.com Corporation (“Healthcare.com”). The purchase price, totaling $93.1 million, included 10,702,043 shares of Quovadx common stock issued in exchange for all outstanding shares of Healthcare.com capital stock and $4.5 million in professional fees. In December 2001, the Company consummated the acquisition of the Pixel Group (“Pixel”). The purchase price, totaling $7.3 million, included $5.0 million in cash and 201,794 shares of Quovadx common stock in exchange for the outstanding shares of Pixel capital stock. The aforementioned business acquisitions were accounted for under the purchase method of accounting. The acquisitions generated goodwill and intangible assets totaling $118.8 million.

•	In March 2002, the Company completed the sale of certain assets of its Advica subsidiary to Royal Health Care of Long Island, LLC, d/b/a Royal Health Care (“Royal”) for $475,000 in cash and 4.6% of the outstanding equity in Royal. In conjunction with the sale, Quovadx will provide ASP services for seven years to Royal.

•	On March 27, 2002, the Company purchased all of the outstanding capital stock of Outlaw Technologies, Inc. (“Outlaw”). The purchase price, totaling $2.7 million, included 138,575 shares of Quovadx common stock and $1.8 million in cash and professional fees directly related to the acquisition. Assets acquired included $1.7 million in goodwill, $0.8 in software and $0.7 million in other intangible assets. The transaction was accounted for as a purchase. Outlaw’s balance sheet included $0.3 million in current assets and $0.6 million in liabilities upon acquisition.

•	In the third quarter of 2002, the Company performed an assessment of the carrying value of the Company’s goodwill recorded in connection with its various acquisitions. The assessment was performed pursuant to SFAS 142 because of the significant negative Company, industry and economic trends affecting the market value of the Company’s common stock. As a result, the Company recorded a charge of $93.1 million to reduce goodwill during the third quarter of 2002, based on the amount by which the carrying amount of these assets exceeded their estimated fair value.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      Quovadx provides software and services to enable companies to achieve competitive process advantage. QDXTM Platform V is an application development software that allows our customers to leverage the processes and data in existing legacy applications and databases while they develop new composite applications. The key to attaining a competitive process advantage is owning a software platform that provides software components that customers can easily modify to react to changing business processes. QDXTM Platform V software speeds development and deployment of our customers’ process and integration applications to improve their business processes and to achieve competitive process advantage. In addition, Quovadx adds extensive professional service capabilities, including consulting, implementation, hosting, transaction services and operations management. We believe our model creates value for our customers by allowing them to automate and extend valuable business processes and transact business in real-time with their trading partners (customers, suppliers, business partners), while preserving the significant investments they have made in their legacy systems. We believe our key differentiator is proven by the complex business applications we have built on QDXTM Platform V. We have nine of these applications called Adaptive Applications: QDX HIPAA Express; the INSURENET® Solution; QDX Case Management; QDX Utilization Management; QDX Disease Management; QDX Quick Trials; QDX Trading Partner Manager; QDX Customer Focus; and the QDX Payer Solution Suite. These applications demonstrate that QDXTM Platform V is a complete toolset, capable of undertaking the most complex application integration and business process management problems. Our Adaptive Applications offer our customers an alternative to the high cost of developing a custom application and the inflexibility of implementing a packaged application. Adaptive Applications, built on QDXTM Platform V, include 50% to 75% of the required “out-of-the-box” business process functionality that an enterprise needs. Our Adaptive Applications enable our customers to incorporate their best practices into the software to gain competitive process advantages and allow an organization to rapidly tailor and tune business processes in response to evolving requirements, regulations and policies. The result is a quickly deployable, customized solution.

Operating Segments

      We operate in three segments: professional services, software licenses, and recurring revenue. The professional services segment includes revenue generated from software implementation, development, and integration. The software license segment includes revenue from perpetual software license sales and from software subscriptions. The recurring revenue segment includes revenue generated from hosting, maintenance, transaction, and other recurring services.

Business Acquisitions and Dispositions

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

      During 2002 and 2001, the Company purchased the outstanding stock of Healthcare.com, Confer Software, Inc., Pixel Group Ltd and Outlaw. The total purchase price for these acquisitions was $110.0 million, including 11,634,865 shares of Quovadx common stock and $13.1 million in cash and professional fees related to the acquisitions. Goodwill, software and intangible assets recorded as a result of the acquisitions were $92.2 million, $19.8 million and $9.4 million, respectively.

Critical Accounting Policies and Estimates

      The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company relied on significant estimates in preparing the financial statements to evaluate the adequacy of the allowance for bad debt, the percentage of completion of fixed priced professional service contracts, the recoverability of deferred tax assets and the recoverability of capitalized software costs. Actual results could differ from those estimates. The Company believes that of its significant accounting policies, the following involve a higher degree of judgment and complexity.

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

      Process management and services revenue represent application hosting, transaction processing and other services. When the fees are fixed and determinable, and collection of the fees is probable, revenue is recognized over the service period. When the fees are charged on a per-transaction basis and collection of the fees is probable, revenue is recognized as the transactions are processed.

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

Software Development Costs

      Software development costs are required to be expensed until the point that technological feasibility of the product is established. Once technological feasibility is established, such costs are capitalized until general availability of the product. The establishment of technological feasibility and continuing evaluation of the recoverability of the capitalized software development costs requires management’s judgment with respect to the impact of external factors such as future revenue, estimated economic life and changes in software and hardware technologies. Capitalized software development costs are amortized on a straight-line basis over an estimated life, which is generally three to five years. The Company capitalizes internal and external labor, and other direct costs incurred in developing the software once technological feasibility is attained.

Income Taxes

      Deferred income taxes are recognized because of temporary timing differences between when certain income or expense items are recognized in the financial statements versus when these items are recognized for tax purposes based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable earnings. A valuation allowance is then established to reduce the net deferred tax asset to the level at which it is more likely than not that any tax benefits will be realized. Income tax expense includes (i) income taxes currently payable; (ii) income taxes deferred because of temporary timing differences between the time that certain income or expense items are recognized in the financial statements versus when these items are recognized for tax purposes; and (iii) any increase or decrease in the valuation allowance for deferred tax assets.

Results of Operations

      The following table sets forth financial data for the periods indicated as a percentage of revenue.

	Year Ended December 31,

	2002	2001	2000

Total revenue	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenue	52.9	61.0	132.1
Software amortization	8.6	4.0	—
Sales and marketing	20.9	16.8	48.1
General and administrative	21.4	19.2	85.0
Research and development	11.3	9.2	27.2
Amortization of acquired intangible assets	3.6	3.0	0.9
Stock compensation expense	0.4	0.9	12.7

Total costs and expenses	119.1	114.1	306.2

Loss from operations	(19.1)	(14.1)	(206.2)
Gain on sale of assets	0.1	—	—
Goodwill impairment	(146.2)	—	—
Interest income, net	1.7	5.9	46.4

Net loss	(163.5)%	(8.2)%	(159.8)%

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

      Total Revenue. Total revenue increased $11.5 million, or 22%, to $63.7 million for the year ended December 31, 2002 from $52.2 million for the year ended December 31, 2001. The Company experienced an increase of $5.4 million, or 85%, in revenue generated from its software license segment to $11.9 million due to the Company’s focus of its sales and marketing efforts on increased software sales. Revenue derived from the recurring revenue segment increased $12.0 million, or 69%, to $29.3 million primarily due to an increase in the Company’s outsourcing revenue, which was acquired in the Healthcare.com acquisition. Additionally, revenue from the transaction processing and maintenance businesses increased in 2002 over 2001. Revenue from the professional services segment decreased $6.0 million, or 21%, due to certain professional services projects winding down in 2002. Professional services revenue in 2001 was offset by a $0.9 million charge from the amortization of a deferred warrant charge, which relates to the fair value of the warrants issued to MedUnite in connection with a software license and services agreement signed in the fourth quarter of 2000.

      Cost of revenue. Cost of revenue, including software amortization, increased $5.3 million, or 16%, to $39.2 million for the year ended December 31, 2002 from $33.9 million in 2001. Software amortization increased $3.4 million over the twelve months ended December 31, 2002 primarily due to an increase in the Company’s capitalized software balance from the continued development of the Company’s software products and a full year of amortization in 2002 compared to a partial year in 2001 related to software acquired in the Healthcare.com and Confer acquisitions. Partially offsetting the 2002 increase in cost of revenue expense was a decrease in expenses related to Advica. Certain assets of the subsidiary were sold in March 2002. As a percentage of revenue, cost of revenue decreased from 65% for the twelve months ended December 31, 2001 to 62% for the twelve months ended December 31, 2002. Gross margins may increase over time based on the shift in revenue to higher margin software license revenue.

      Sales and marketing. Sales and marketing expense increased $4.5 million, or 51%, to $13.3 million for the year ended December 31, 2002 from $8.8 million for the year ended December 31, 2001. Sales and marketing expenses increased due to an increase in the size of the Company’s sales force and product marketing professionals. The Company also expanded its marketing efforts to introduce its new software products. As a percentage of revenue, sales and marketing expense increased 4.1% from 16.8% for the twelve months ended December 31, 2001 compared to 20.9% for the twelve months ended December 31, 2002.

      General and administrative. General and administrative expense increased $3.6 million, or 35%, to $13.6 million for the year ended December 31, 2002 from $10.0 million for the prior year. The increase in general and administrative expense was primarily due to personnel increases in the areas of human resources, accounting, legal and administration. Increased directors and officers insurance expense and outside legal services also added to the overall increase in general and administrative expense. As a percentage of revenue, general and administrative expense increased 2.2% from 19.2% for the twelve months ended December 31, 2001 compared to 21.4% for the twelve months ended December 31, 2002.

      Research and development. Research and development expense increased $2.4 million, or 50%, to $7.2 million for the year ended December 31, 2002 from $4.8 million for the year ended December 31, 2001. The increase in research and development expense reflects an increase in headcount to support the continued development of our software and adaptive applications. As a percentage of revenue, research and development expenses increased 2.1% from 9.2% for the twelve months ended December 31, 2001 to 11.3% for the twelve months ended December 31, 2002. The Company capitalized $3.7 million of software development costs in 2002.

      Amortization of acquired intangibles. In accordance with the adoption of Financial Accounting Standard (SFAS) No. 142 Goodwill and Other Intangible Assets, the Company did not record amortization expense related to goodwill for acquisitions entered into after July 1, 2001 and for all acquisitions as of January 1, 2002. The adoption of SFAS No. 142 had the effect of reducing amortization expense in 2002 from 2001 by $1.3 million. This decrease was more than offset by an increase in the amortization of intangible assets as a result of a full year of amortization for the Company’s 2001 acquisitions and additional intangible assets recorded in the acquisition of Outlaw in 2002.

      Stock compensation expense. During 1999 and through February 10, 2000, the effective date of the Company’s initial public offering, in connection with stock options granted to certain employees and a consultant under the stock plan, we have recorded unearned stock compensation representing the difference between the exercise price of the options and the deemed fair value of our common stock at the date of grant. We recorded aggregate unearned compensation of $2.8 million in connection with these stock options. This stock compensation was amortized to expense over the period during which the options or common stock subject to repurchase vest, generally four years, using an accelerated method as described in Financial Accounting Standards Board Interpretation No. 28. Amortization of stock compensation expense was $231,000 for the twelve months ended December 31, 2002 compared to $460,000 for the twelve months ended December 31, 2001. As of December 31, 2002, the unearned compensation balance was fully amortized.

      Gain on sale of assets. The gain on the sale of assets resulted from the sale of certain assets of the Advica subsidiary to Royal for $475,000 in cash and 4.6% of the outstanding equity in Royal. The Company recorded a gain on the sale of assets of $87,000 in the first quarter of 2002.

      Goodwill impairment. SFAS No. 142, requires that goodwill be tested annually for impairment and more frequently if events or changes in circumstances indicate assets might be impaired. The Company performed a transitional impairment test upon the adoption of SFAS No. 142 on January 1, 2002 and recorded no impairment as a result of this test. The Company had identified the fourth quarter as the period for its annual impairment test. However, due to significant negative Company, industry and economic trends affecting the market value of the Company’s common stock, the Company performed an interim test of goodwill impairment in the third quarter of 2002. As a result of this interim test, the Company recorded an impairment charge of $93.1 million to reduce goodwill based on the amount that the carrying value of the goodwill exceeded its fair value. This impairment charge eliminated goodwill associated with all previous acquisitions and related to each of the Company’s reportable segments.

      Interest income, net. Interest income includes interest income on cash, cash equivalents and short-term investment balances. Interest income decreased $2.1 million, to $1.0 million for the year ended December 31, 2002 from $3.1 million for the prior year period. The decrease in interest income is due to a decrease in interest rates from the prior comparable period and a decrease in cash, cash equivalents and short-term investment balances to fund operations and acquisitions.

      Income tax benefit. A provision for federal and state income taxes has not been recorded for the years ended December 31, 2002 and 2001, because the Company has incurred net operating losses for the year ended December 31, 2002 and 2001. We believe that, based on the history of losses and other factors, the weight of available evidence indicates that it is more likely than not that we will not be able to realize our deferred tax assets, and thus a full valuation allowance has been recorded against such assets as of December 31, 2002 and 2001.

      Segment margins. Segment results represent margins which, for segment reporting purposes, exclude certain costs and expenses, including corporate expenses, taxes other than income and other non-recurring charges. See Note 9 to the consolidated financial statements.

	Year Ended December 31,
			Increase/
	2002	2001	(Decrease)

Professional services	$7,843	$11,560	$(3,717)
Software license	6,397	4,001	2,396
Recurring revenue	10,258	2,736	7,522
Other	(128,610)	(22,566)	(106,044)

	$(104,112)	$(4,269)	$(99,843)

      Margins from the professional services segment decreased 32% due to the winding down of several large development contracts in 2002. Margins from the software license segment increased due to higher revenue from the Company closing more software sales in 2002 than in 2001. The increase in revenue from the software license segment was partially offset by an increase in software amortization expense. The increase in software amortization expense was due to an increase in the Company’s capitalized software balance from the continued development of the Company’s software products and a full year of amortization in 2002 compared to a partial year in 2001 related to software acquired in the Healthcare.com and Confer acquisitions. Margins from the recurring revenue segment increased due to a $12.0 million increase in revenue. The increase in recurring revenue segment was primarily related to an increase in the Company’s outsourcing revenue, which was acquired in the Healthcare.com acquisition. Additionally, revenue from the transaction processing and maintenance businesses increased in 2002 over 2001.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

      Total Revenue. Total revenue increased $41.5 million, or 382%, to $52.2 million for the year ended December 31, 2001 from $10.8 million for the year ended December 31, 2000. Revenue from the professional services segment increased $21.5 million, or 311%, due to professional services projects that were higher in value over professional services projects in production in the prior year. The Company also experienced an increase of $6.4 million in revenue generated from its software license segment. Increased revenue generated from the software license segment is primarily related to the acquisition of Healthcare.com and amortization of deferred license revenue. Revenue derived from the recurring revenue segment increased $14.1 million, or 442%, due to an increase in transaction processing revenue and maintenance revenue. Professional services revenue in 2001 and 2000 were offset by $0.9 million and $2.2 million, respectively, due to amortization of a deferred warrant charge, which relates to the fair value of the warrants issued to MedUnite in connection with a software license and services agreement signed in the fourth quarter of 2000.

      Cost of revenue. Cost of revenue, including software amortization, increased $19.8 million, or 137%, to $33.9 million for the year ended December 31, 2001 from $14.3 million in 2000. The increase in the cost of revenue is related to higher payroll and payroll related expense due to the cost of additional personnel to support the revenue growth in our professional services and maintenance segments. As a percentage of revenue, cost of revenue has decreased to 65% for the twelve months ended December 31, 2001 from 132% from the twelve months ended December 31, 2000 due to a shift in the Company’s product mix to reflect a higher percentage of revenue from the higher margin software license segment. Cost of revenue also includes the amortization of software costs totaling $2.1 million for the year ended December 31, 2001.

      Sales and marketing. Sales and marketing expense increased $3.6 million, or 68%, to $8.8 million for the year ended December 31, 2001 from $5.2 million for the year ended December 31, 2000. Sales and marketing expenses increased due an increase in the size of the Company’s sales force and product marketing professionals. Additionally, increased expenditures related to the rebranding and repositioning of the organization after the Healthcare.com and Confer acquisitions also added to the increase in sales and marketing expense.

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

      Research and development. Research and development expense increased $1.8 million, or 62%, to $4.8 million for the year ended December 31, 2001 from $3.0 million for the year ended December 31, 2000. The increase in research and development expenses reflects an increase in headcount in the research and development department to develop our transaction platform and the continued development of our adaptive applications. The Company capitalized $1.9 million of software development costs in 2001.

      Amortization of acquired intangibles. In accordance with the adoption of SFAS No. 142 the Company did not record amortization expense related to goodwill for acquisitions entered into after July 1, 2001. The increase in amortization expense is primarily related to intangible assets recorded in the acquisitions of Healthcare.com and Confer during 2002 and a full year of amortization for intangible assets acquired in the acquisitions of Advica and Integrated Media.

      Stock compensation expense. During 1999 and through February 10, 2000, the effective date of the Company’s initial public offering, in connection with stock options granted to certain employees and a consultant under the stock plan, we have recorded unearned stock compensation representing the difference between the exercise price of the options and the deemed fair value of our common stock at the date of grant. We recorded aggregate unearned compensation of $2.8 million in connection with these stock options. This stock compensation was amortized to expense over the period during which the options or common stock subject to repurchase vest, generally four years, using an accelerated method as described in Financial Accounting Standards Board Interpretation No. 28. Amortization of stock compensation expense was $0.5 million for the year ended December 31, 2001 compared to $1.4 million in 2000. The remaining unearned compensation for the aforementioned grants of $0.2 million was amortized in 2002.

      Interest income, net. Interest income, net includes interest income on cash and investments partially offset by interest expense. Interest income decreased $1.9 million, to $3.1 million for the year ended December 31, 2001 from $5.0 million for the prior year. The decrease in interest income is primarily due to a decrease in interest rates from the prior comparable period and a decrease in our cash, cash equivalents and short-term investments balances to fund our operations and acquisitions.

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

	Year Ended December 31,
			Increase/
	2001	2000	(Decrease)

Professional services	$11,560	$(3,216)	$14,776
Software license fees	4,001	—	4,001
Recurring revenue	2,736	(276)	3,012
Other	(22,566)	(13,825)	(8,741)

	$(4,269)	$(17,317)	$13,048

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

      We expect to use our cash, cash equivalents and short-term investments for general corporate purposes, working capital and capital expenditures, to fund our operations and to continue expanding our product offerings. The amounts and timing of our actual expenditures will depend upon numerous factors, including the status of our product development efforts, marketing and sales activities and the amount of cash generated by our operations, and competition. We may find it necessary or advisable to use portions of our cash and cash equivalents for other purposes. A portion of our cash, cash equivalents and short-term investments may also be used to acquire or invest in complementary businesses or products or to obtain the right to use synergistic technologies. Pending use of our cash, cash equivalents and short-term investments for the above purposes, we intend to invest such funds in short-term, interest-bearing, investment-grade securities.

      Net cash used in operating activities was $10.1 million in 2002, $4.6 million in 2001 and $17.3 million in 2000. The increase in net cash used in operating activities in 2002 compared to 2001 is primarily attributable to the increase in net losses compared to 2001. The decrease in net cash used in operating activities in 2001 compared to 2000 is primarily related to the decrease in net losses compared to 2000 and increase in unearned revenue related to the receipt of license and maintenance fees.

      Net cash provided by (used in) investing activities was ($14.7) million in 2002, $20.7 million in 2001 and ($48.2) million in 2000. Net cash used in investing activities in 2002 was primarily related to net short-term securities purchases of $7.9 million and the purchase and capitalization of software of $3.7 million. The net cash provided by investing activities in 2001 is primarily attributable to the net sales of short-term investments of $32.5 million. In 2000, net cash used in investing activities is primarily attributable to the net purchases of short term investments of $41.0 million.

      Net cash provided by financing activities was $1.0 million in 2002 from the exercise of stock options and the sale of stock through our employee stock purchase plan. Net cash provided by financing activities was $1.7 million in 2001 from the exercise of stock options and the sale of stock through our employee stock purchase plan totaling $4.6 million, which was partially offset by a $3.0 million payment to extinguish a Healthcare.com line of credit. Net cash provided by financing activities of $95.4 million for the twelve months ended December 31, 2000 was primarily related to the net proceeds received from our initial public offering.

In February 2000, we completed our initial public offering and issued 5,750,000 shares of common stock (including the underwriter’s over-allotment of 750,000 shares of common stock) at an initial public offering price of $18.00 per share. We received $95.3 million in cash proceeds, net of underwriting discounts, commissions, and other offering costs.

      The Company has commitments pursuant to certain equipment and real property lease obligations. The following is a schedule by year of future minimum lease payments under operating leases, at December 31, 2002 (in thousands):

2003	$3,194
2004	3,005
2005	2,699
2006	776
2007	308

$9,982

      We expect our current cash resources will be sufficient to meet our requirements for the next 18 months. We may need to raise additional capital to support expansion, to develop new or enhanced applications, services and product offerings, to respond to competitive pressures, to acquire complementary businesses or technologies or to take advantage of unanticipated opportunities. If we need additional capital, we will try to raise the additional funds by selling debt or equity securities, by entering into strategic relationships or through other arrangements. We cannot be assured that we would be able to raise any additional amounts on reasonable terms, or at all, if they are needed.

Recently Issued Accounting Pronouncements

      In 2002, the Company adopted the Emerging Issues Task Force (EITF) Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred.” This pronouncement requires that reimbursements received for “out-of-pocket” expenses should be characterized as revenue and corresponding expense in the Statements of Operations. Prior to the adoption of this EITF, the Company reflected the reimbursement of out-of-pocket expenses as an offsetting reduction to operating expenses. The Company incurs incidental expenses in the delivery of services to its clients. These “out-of-pocket” expenses include, but are not limited to, transportation, lodging and related charges. Accordingly, the Company has adjusted the periods ended December 31, 2002, 2001 and 2002 to reflect an increase in revenue, and an equal and offsetting increase in operating expenses, of $701,000, $762,000 and $153,000, respectively, related to reimbursable expenses. This change in classification has not had an effect on current or previously reported net loss, or net loss per share.

      In 2002, the FASB issued SFAS No. 148, “Accounting for Stock Based Compensation — Transition and Disclosure.” SFAS No. 148 provides transition methods for entities that adopt the fair value method of accounting for stock based compensation. Further, the statement requires disclosure of comparable information for all companies regardless of whether, when, or how an entity adopts the fair value method of accounting for stock based compensation. These disclosures are now required for interim periods in addition to the traditional annual disclosure. SFAS No. 148 is effective for fiscal periods ending after December 15, 2002. The Company has elected to continue accounting for the stock based compensation using the intrinsic value method.

      In November 2002, the FASB issued Interpretation No. 45 Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Direct and Indirect Guarantees of the Indebtedness of Others (FIN 45). FIN 45, which requires that certain guarantees be recorded at fair value, which differs from current practice, which is to record a liability only when a loss is probable and reasonably estimable. FIN 45 also requires new disclosures. The Company adopted the disclosure provisions of FIN 45 as of December 31, 2002. The Company does not expect the accounting provisions of FIN 45 to have a material impact on the financial statement upon its adoption on January 1, 2003.

Risk Factors

      The following risk factors could materially and adversely affect our operating results and could cause actual events to differ materially from those predicted in any forward-looking statements related to our business.

We have historically incurred losses and we may not be able to sustain profitability.

      Although we have had profitable quarters, we incurred losses for the years ended December 31, 2002, 2001 and 2000. As of December 31, 2002, we had an accumulated deficit of $140 million. Since our IPO in February of 2000, we have funded our business primarily from the cash generated from the sale of our stock and cash flow from operations. We expect to continue to incur significant sales and marketing, research and development and general and administrative expenses that may exceed our revenue. As a result, we may experience losses and negative cash flows in the future. Failure to achieve and maintain profitability may cause our stock price to decline and impair our business and financial prospects.

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

      Our quarterly operating results have fluctuated significantly in the past and are likely to fluctuate in the future. Moreover, our operating results in some quarters may not meet the expectations of stock market analysts and investors. In that event, our stock price would likely decline. Further declines in our stock price may impair our business prospects and our financial condition. As a result of our limited history of profitable operations, our business strategy, and the evolving nature of the markets in which we compete, we may have difficulty accurately forecasting our revenue in any given period. In addition to the factors discussed elsewhere in this section, a number of factors may cause our revenue to fall short of our expectations or cause fluctuations in our operating results, including:

•	delay in our introduction of new applications, services and products offerings and enhancements of our existing solutions;

•	the capital and expense budgeting decisions of our existing and prospective customers;

•	the loss of a major customer;

•	the amount and timing of operating costs and capital expenditures relating to the implementation of our business strategy;

•	increased product development and engineering expenditures required to keep pace with technological changes;

•	the announcement or introduction of new or enhanced products or services by our competitors.

We have embarked on a strategy to significantly increase software sales as our principal source of revenue. If that strategy is not successful, our business may be harmed.

      We have invested and continue to invest significant financial and management resources in reorganizing and enhancing our software sales effort. In recent months, we have hired what we believe are top caliber sales talent, and we have reformulated our sales materials and our presentation strategy, all with a goal of generating an increased percentage of our revenue from sales of our software products. These efforts have been expensive and they have required, and we expect will continue to require, considerable executive management time and oversight, thus diverting resources from other aspects of our business. If for any reason this strategy is not successful, and we do not achieve increased software sales as anticipated, then our stock price will decline, and our business prospects and financial condition will be adversely affected.

The market for business process management and integration software may not grow as quickly as we anticipate, which would cause our revenue to fall below expectations.

      The market for business process management and integration software is relatively new and evolving. We earn a substantial portion of our revenue from sales of our business process management software, including application integration software, and related services. We expect to earn substantially all of our revenue in the future from sales of these products and services. Our future financial performance will depend on continued growth in the number of organizations demanding software and services for business process management and integration, requiring information delivery, and seeking outside vendors to develop, manage and maintain this software for their critical applications. Many of our potential customers have made significant investments in internally developed systems and would incur significant costs in switching to our products, which may substantially inhibit the growth of our software. If the market fails to grow, or grows more slowly than we expect, our sales will be adversely affected. In addition, a weakening global economy may lead to longer sales cycle and slower sales growth.

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

      The healthcare industry is our most important market. Relationships with established healthcare industry participants are critical to our success. These relationships include customer, vendor, distributor and co-marketer relationships. To date, we have established a number of these relationships. Once we have set up a relationship with an established healthcare industry participant, we rely on that participant’s ability to assist us in generating increased acceptance and use of our applications, services and product offerings. We have limited experience in maintaining relationships with healthcare industry participants. Additionally, the other parties to these relationships may not view these relationships with us as significant to their own business, and they may reassess their commitment to us or decide to compete directly with us in the future. We generally do not have agreements that prohibit them from competing against us directly or from contracting with our competitors. We cannot guarantee that any such party will perform its obligations as agreed or contemplated or that we would be able to specifically enforce any agreement with it. Our arrangements generally do not establish minimum performance requirements, but instead rely on the voluntary efforts of the other party. Therefore, we cannot guarantee that these relationships will be successful. If we were to lose any of these relationships, or if the other parties were to fail to collaborate with us to pursue additional business relationships, we would not be able to execute our business plans and our business would suffer significantly. Moreover, we may not experience increased use of our applications, services and product offerings even if we establish and maintain these relationships.

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

      The healthcare market itself is highly regulated and subject to changing political, economic and regulatory influences. These factors affect the purchasing practices and operations of healthcare organizations. Changes in current healthcare financing and reimbursement systems, such as modifications which may be required by the Health Insurance Portability and Accountability Act of 1996, may cause us to make unplanned enhancements of software applications or services, result in delays or cancellations of orders, or result in the revocation of endorsement of our applications and services by healthcare participants. The effect of HIPAA is difficult to predict and there can be no assurances that we will adequately address the business risks created by HIPAA and its implementation or that we will be able to take advantage of any resulting business opportunities.

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

      Among other things, our core products contain strong encryption technology that is subject to export control regulation. These regulations prohibit us from selling in certain countries and to certain persons. Our inadvertent failure to properly restrict our sales could subject us and our management to fines and other sanctions and impair our financial condition and our reputation. Additionally, in the international marketplace we face increased uncertainty of enforcement of contractual provisions and enforcement of judgments in our dealings with non-U.S. persons. Our inability to properly defend or enforce our contract rights could materially impair our business prospects and financial condition.

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

      We rely on third parties for technology in our products. We depend upon third-party suppliers and licensors to provide software that is incorporated in certain of our products and the products that we distribute. We have no control over the scheduling and quality of work of these third-party software suppliers and licensors. Additionally, the third-party software may not continue to be available to us on commercially reasonable terms, or at all. Our agreements to license certain third-party software will terminate after specified dates unless they are renewed. We expect to sell multiple products to the same customers and problems with the third party technology in one product may adversely affect sales of other products to the same customer.

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

      For a discussion of the information required by this item, you should refer to pages F-1 through F-25 and S-1.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

      On April 11, 2001, the Company filed a Current Report on Form 8-K disclosing the dismissal of PricewaterhouseCoopers LLP as our independent accountants and hiring of Ernst & Young LLP. The decision to change accountants was approved by our Board of Directors upon recommendation by our Audit Committee. The reports of PricewaterhouseCoopers LLP on our financial statements as of December 31, 2000 and for the year ended December 31, 2000, contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. During the year ended December 31, 2000 and through April 11, 2001, there were no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which if not resolved to the satisfaction of PricewaterhouseCoopers LLP would have caused them to make reference thereto in their report on the financial statements for such year. Prior to April 11, 2001, the Company had not consulted with Ernst & Young LLP on items that involved our accounting principles or the form of audit opinion to be issued on our financial statements.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The information required by this item concerning the Company’s directors is incorporated by reference to the information set forth in the sections entitled “Information About Nominees and Other Directors,” “Directors’ Compensation,” and “Section 16(a) Beneficial Ownership Compliance” in our Proxy Statement for the 2003 Annual Meeting of Stockholders (“2003 Proxy Statement”) to be filed with the Commission within 120 days after the end of the Company’s fiscal year ended December 31, 2002.

Item 11.	Executive Compensation

      The information required by this item regarding executive compensation is incorporated by reference to the information set forth in the section entitled “Executive Compensation” in our 2003 Proxy Statement to be filed with the Commission by April 30, 2003.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information required by this item regarding security ownership of certain beneficial owners and management and regarding the securities authorized for issuance under our equity compensation plans is incorporated by reference to the information set forth in the section entitled “Security Ownership of Certain Beneficial Holders and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” in our 2003 Proxy Statement to be filed with the Commission by April 30, 2003.

Item 13.	Certain Relationships and Related Transactions

      The information required by this item regarding security ownership of certain relationships and related transactions is incorporated by reference to the information set forth in the section entitled “Certain Relationships and Related Transactions” in our 2003 Proxy Statement to be filed with the Commission by April 30, 2003.

Item 14.	Controls and Procedures

      (a) Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) as of a date within 90 days prior to the filing of this report (the “Evaluation Date”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that as of the Evaluation Date our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms.

      (b) Changes in internal controls.

There were no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the Evaluation Date.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) The following documents are filed as part of this Annual Report on Form 10-K:

      1. Consolidated Financial Statements

The following consolidated financial statements of Quovadx, Inc. are filed as part of this report:

      2. Consolidated Financial Statement Schedules. The following consolidated financial statement schedule of the Company for each of the years ended December 31, 2002, 2001 and 2000, is filed as part of this Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements, and the related notes thereto, of the Company.

Page
Number

Schedule II Valuation and Qualifying Accounts	S-1

      Schedules other than the one listed above have been omitted since they are either not required, not applicable, or the information is included elsewhere in this Annual Report on Form 10-K.

      3. Exhibits. The exhibits listed on the accompanying index to exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

      (b) Reports on Form 8-K

      On October 15, 2002, we filed a Current Report on Form 8-K to report that on October 2, 2002 we announced our preliminary financial results for the quarterly period ended September 30, 2002.

      On October 24, 2002, we filed a Current Report on Form 8-K to report that on October 23, 2002 we announced our financial results for the quarterly period ended September 30, 2002.

      On November 5, 2002, we filed a Current Report on Form 8-K in connection with the filing of our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 stating that our principal executive officer and our principal financial officer certified our report pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

      On December 17, 2002, we filed a Current Report on Form 8-K to announce the appointment of Charles J. Roesslein to fill the vacancy on the Quovadx Board of Directors and the resignation of Robert I. Murrie from the Quovadx Board of Directors effective as of December 11, 2002.

      (c) Index to Exhibits

Exhibit
Number	Exhibit

2.1*	Agreement and Plan of Merger and Reorganization, dated as of May 14, 2001, by and among XCare.net, Inc., Orbit Acquisition Corp., and Healthcare.com Corporation (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of the Company, filed as of May 18, 2001, Commission File No. 000-29273).
3.1*	Amended and Restated Certificate of Incorporation of XCare.net, Inc. (incorporated by reference as Exhibit 3.2 to Amendment No. 2 to the Registration Statement on Form S-1 of the Company, filed as of January 12, 2000, Registration No. 333-90165).
3.2*	Certificate of Amendment of Restated Certificate of Incorporation of XCare.net, Inc. (incorporated by reference as Exhibit 3.4 to Amendment No. 2 to the Registration Statement on Form S-1 of the Company, filed as of January 12, 2000, Registration No. 333-90165).
3.3*	Bylaws of XCare.net, Inc. (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-1 of the Company, filed as of November 2, 1999, Registration No. 333-90165).
4.1*	Specimen stock certificate representing shares of Common Stock of Quovadx, Inc. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of the Company, filed as of October 16, 2001, Commission File No. 000-29273).
4.2*	Registration Rights Agreement, dated as of June 7, 2001, between XCare.net, Inc. and certain Shareholders (as identified therein) of Confer Software, Inc. (incorporated by reference to Exhibit 4.3 to the Registration Form of S-1 of the Company, filed as of July 17, 2001, Registration No. 333-65280).
4.3*	Registration Rights Agreement, dated as of December 14, 2001, between Quovadx and Francis Carden (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-3 of the Company, filed as of January 23, 2002, Registration No. 333-81210).
10.1*	Amended and Restated 1997 Stock Plan and related agreements (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 of the Company, filed as of May 16, 2002, Registration No. 333-88408).***
10.2*	1999 Employee Stock Purchase Plan and related agreements (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-8 of the Company, filed as of May 16, 2002, Registration No. 333-88408).***
10.3*	Amended and Restated 1999 Director Option Plan and related agreements (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8 of the Company, filed as of May 16, 2002, Registration No. 333-88408).***
10.4*	Amended and Restated 2000 Nonstatutory Stock Option Plan and related agreements (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-8 of the Company, filed as of May 16, 2002, Registration No. 333-88408).***
10.5*	Amended and Restated Healthcare.com Corporation Non-Employee Director Stock Option Plan (filed as of August 13, 1999, as Exhibit 10 to the Quarterly Report on Form 10-Q of Healthcare.com Corporation for the quarter ended June 30, 1999, Commission File No. 0-27056, and incorporated by reference to Exhibit 10.42 to the Registration Statement on Form S-4 of the Company, filed as of June 29, 2001, Registration No. 333-64282).***
10.6*	Healthcare.com Corporation Adjustment Stock Option Plan (filed as of October 24, 1995, as Exhibit 10.5 to Amendment No. 1 to the Registration Statement on Form S-1 of Healthcare.com Corporation, Registration No. 33-96478, and incorporated by reference to Exhibit 10.43 to the Registration Statement on Form S-4 of the Company, filed as of June 29, 2001, Registration No. 333-64282).***

Exhibit
Number		Exhibit

10.7*		Healthcare.com Corporation Restated Stock Option Plan Two (filed as of May 11, 1998, as Exhibit 10.2 to the Quarterly Report on Form 10-Q of Healthcare.com Corporation for the quarter ended March 31, 1998, Commission File No. 0-27056, and incorporated by reference to Exhibit 10.44 to the Registration Statement on Form S-4 of the Company, filed as of June 29, 2001, Registration No. 333-64282).***
10.8**		Offer letter, dated as of February 20, 2002, with David E. Nesvisky.
10.9*		Office Lease Agreement, effective as of November 8, 1999, between Mountain States Mutual Casualty Company and the Company (incorporated by reference to Amendment 1 to the Registration Statement on Form S-1 of the Company, filed as of December 17, 1999, Registration No. 333-90165).
10.10*		Sublease, dated as of August 24, 2001, between Echo Bay Management Corp. and XCare.net, Inc. (incorporated by reference to Exhibit 12.1 to the Annual Report on Form 10-K of the Company for the year ended December 31, 2001, filed as of March 26, 2002, Commission File No. 000-29273).
10.11*		Form of Healthcare.com Corporation Severance Compensation and Restrictive Covenant Agreement (incorporated by reference to Exhibit 2.6 to the Current Report on Form 8-K of the Company, filed as of May 18, 2001, Commission File No. 000-29273).
10.12*	*	Consulting Agreement, dated as of December 12, 2000, between Healthcare.com Corporation and Joseph G. Bleser.
10.13*	*	Amendment No. 1, dated as of August 10, 2001, to Consulting Agreement, dated as of December 12, 2002, between Healthcare.com Corporation and Joseph G. Bleser.
10.14*		Form of Indemnification Agreement entered into by Quovadx, Inc. with each of its directors and executive officers (incorporated by reference to Exhibit 11.1 to the Annual Report on Form 10-K of the Company for the year ended December 31, 2001, filed as of March 26, 2002, Commission File No. 000-29273).
16.1*		Letter, dated as of April 17, 2001, from PricewaterhouseCoopers LLP to the United States Securities and Exchange Commission (incorporated by reference to Exhibit No. 16.1 to the Current Report on Form 8-K of the Company, filed as of April 18, 2001, Commission File No. 000-29273).
21**		Subsidiaries of Quovadx, Inc.
23.1**		Consent of Ernst & Young, LLP, Independent Auditors.
23.2**		Consent of PricewaterhouseCoopers LLP, Independent Accountants.
99.1**		Certifications pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference.

**	Filed herewith

***	Constitutes a management contract or compensatory plan or arrangement.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Englewood, State of Colorado, on this 27th day of March, 2003.

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

      Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ LORINE R. SWEENEY Lorine R. Sweeney	Director, President and Chief Executive Officer (Principal Executive Officer)	March 27, 2003

/s/ GARY T. SCHERPING Gary T. Scherping	Executive VP of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	March 27, 2003

/s/ JEFFREY M. KRAUSS Jeffrey M. Krauss	Chairman of the Board	March 27, 2003

/s/ FRED L. BROWN Fred L. Brown	Director	March 27, 2003

/s/ ANDREW COWHERD Andrew Cowherd	Director	March 27, 2003

/s/ JAMES B. HOOVER James B. Hoover	Director	March 27, 2003

Signatures	Title	Date

/s/ CHARLES J. ROESSLEIN Charles J. Roesslein	Director	March 27, 2003

/s/ JAMES GILBERT James Gilbert	Director	March 27, 2003

/s/ JOSEPH BLESER Joseph Bleser	Director	March 27, 2003

QUOVADX, INC.

REPORT OF INDEPENDENT AUDITORS

The Board of Directors

Quovadx, Inc.

      We have audited the accompanying consolidated balance sheets of Quovadx, Inc. (the “Company”) as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for each of the years then ended. Our audits also include the financial statement schedule listed in the index at Item 15(a)2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the financial information set forth therein.

      As discussed in Note 1 to the financial statements, on January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 Goodwill and Other Intangible Assets and changed its method of accounting for goodwill.

/s/ ERNST & YOUNG, LLP

Denver, Colorado

February 3, 2003

REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Quovadx, Inc.

      In our opinion, the consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the year ended December 31, 2000, listed in the index appearing under Item 15(a)(1) on page 29 present fairly, in all material respects, the results of their operations and their cash flows of Quovadx, Inc. (formerly XCare.net, Inc.) and its subsidiaries for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the consolidated financial statement schedule listed in the index appearing under item 15(a)(2) on page 29 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

Denver, Colorado

March 23, 2001

QUOVADX, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,

	2002	2001

	(In thousands, except
	share and per share
	amounts)
ASSETS
Current assets:
Cash and cash equivalents	$31,244	$55,030
Short-term investments	16,377	8,456
Accounts receivable, net of allowance of $2,370 and $1,932, respectively	10,980	10,104
Unbilled accounts receivable	5,571	7,816
Other current assets	1,904	3,048

Total current assets	66,076	84,454
Property and equipment, net	5,326	7,443
Software, net	20,465	18,295
Other intangible assets, net	6,266	11,021
Goodwill, net	—	92,202
Other assets	6,476	1,289

Total assets	$104,609	$214,704

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,288	$1,654
Accrued liabilities	6,007	11,646
Unearned revenue	8,241	8,495

Total current liabilities	15,536	21,795
Deferred revenue and other long-term liabilities	2,125	4,022

Total liabilities	17,661	25,817

Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 30,176,159 and 29,688,133 shares issued and outstanding, respectively	302	297
Additional paid-in capital	226,685	224,748
Unearned compensation	—	(231)
Accumulated deficit	(140,039)	(35,927)

Total stockholders’ equity	86,948	188,887

Total liabilities and stockholders’ equity	$104,609	$214,704

The accompanying notes are an integral part of these consolidated financial statements.

QUOVADX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2002	2001	2000

	(In thousands, except per share amounts)
Revenue:
Professional Services	$22,459	$28,449	$6,925
Software License	11,854	6,416	—
Recurring Services	29,345	17,315	3,193
Professional Services from Affiliates	—	—	716

Total revenue	63,658	52,180	10,834

Costs and expenses:
Cost of revenue	33,702	31,804	14,326
Software amortization	5,458	2,079	—
Sales and marketing	13,292	8,785	5,216
General and administrative	13,608	10,045	9,207
Research and development	7,209	4,792	2,952
Amortization of acquired intangible assets	2,307	1,585	96
Stock compensation expense (Note 5)	231	460	1,381

Total costs and expenses	75,807	59,550	33,178

Loss from operations	(12,149)	(7,370)	(22,344)
Gain on sale of assets	87	—	—
Goodwill impairment	(93,085)	—	—
Interest income, net	1,035	3,101	5,027

Net loss	$(104,112)	$(4,269)	$(17,317)

Net loss per common share — basic and diluted	$(3.47)	$(0.20)	$(1.20)

Weighted average common shares outstanding — basic and diluted	29,987	21,308	14,399

The accompanying notes are an integral part of these consolidated financial statements.

QUOVADX, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

	Common Stock		Additional
			Paid-in	Unearned	Accumulated
	Shares	Amount	Capital	Compensation	Deficit	Total

Balance at December 31, 1999	578	$6	$3,432	$(2,269)	$(14,341)	$(13,172)
Conversion of preferred stock into common stock and exercise of warrants at Initial Public Offering	9,811	98	23,743	—	—	23,841
Common stock issued at Initial Public Offering, net of offering costs	5,750	57	94,176	—	—	94,233
Stock option exercises and issuances under employee stock purchase plan	199	2	305	—	—	307
Common stock warrants issued to customer	—	—	3,058	—	—	3,058
Stock compensation	—	—	(231)	1,612	—	1,381
Shares issued for acquisitions	70	1	507	—	—	508
Net loss	—	—	—	—	(17,317)	(17,317)

Balance at December 31, 2000	16,408	164	124,990	(657)	(31,658)	92,839
Common stock warrant exercises	1,023	10	(10)	—	—	—
Shares issued for acquisitions	11,496	115	95,191	—	—	95,306
Stock option exercises and issuances under employee stock purchase plan	761	8	4,543	—	—	4,551
Stock compensation	—	—	34	426	—	460
Net loss	—	—	—	—	(4,269)	(4,269)

Balance at December 31, 2001	29,688	297	224,748	(231)	(35,927)	188,887
Shares issued for acquisitions	139	1	919	—	—	920
Stock option exercises and issuances under employee stock purchase plan	349	4	1,018	—	—	1,022
Stock compensation	—	—	—	231	—	231
Net loss	—	—	—	—	(104,112)	(104,112)

Balance at December 31, 2002	30,176	$302	$226,685	$—	$(140,039)	$86,948

The accompanying notes are an integral part of these consolidated financial statements.

QUOVADX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2002	2001	2000

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(104,112)	$(4,269)	$(17,317)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,673	6,099	1,602
Amortization of acquired intangible assets	2,307	1,585	96
Goodwill impairment	93,085	—	—
Gain on sale of assets	(87)	—	—
Charge related to issuance of warrants	—	876	2,182
Provision for losses on accounts receivable	474	97	636
Loss on impairment and disposal of assets	—	503	295
Stock compensation expense	231	460	1,381
Other operating activities	—	386	(43)
Change in assets and liabilities: (net of assets and liabilities acquired)
Accounts receivable	(4,456)	1,234	(2,015)
Receivable from affiliate	—	—	453
Unbilled accounts receivable	2,245	(4,167)	(1,298)
Other assets	204	(609)	(2,576)
Accounts payable	(477)	(1,995)	539
Accrued liabilities	(6,445)	(7,629)	(1,218)
Deferred and unearned revenue	(1,715)	2,821	(16)

Net cash used in operating activities	(10,073)	(4,608)	(17,299)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,457)	(2,892)	(3,631)
Purchased and capitalized software	(3,733)	(1,903)	(50)
Business acquisitions, net of cash acquired	(1,633)	(6,784)	(2,871)
Purchase of short-term investments	(63,805)	(8,000)	(41,000)
Sale of short-term investments	55,884	40,544	—
Other investing activities	9	(300)	(681)

Net cash provided by (used in) investing activities	(14,735)	20,665	(48,233)

CASH FLOW FROM FINANCING ACTIVITIES
Principal payments on debt and capital leases	—	(2,960)	(35)
Proceeds from Initial Public Offering, net	—	—	95,326
Proceeds from issuance of common stock	1,022	4,551	307
Other financing activities	—	63	(202)

Net cash provided by financing activities	1,022	1,654	95,396

Net increase (decrease) in cash and cash equivalents	(23,786)	17,711	29,864
Cash and cash equivalents at beginning of period	55,030	37,319	7,455

Cash and cash equivalents at end of period	$31,244	$55,030	$37,319

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS
Issuance of common stock in business acquisitions	$920	$95,306	$508
Issuance of common stock warrants to customer	—	—	3,058

The accompanying notes are an integral part of these consolidated financial statements.

QUOVADX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Summary of Significant Accounting Policies

Overview

      Founded in 1989, Quovadx, Inc., (the “Company” or “Quovadx”) is a provider of software and services enabling competitive process advantages. The Company’s primary product is QDXTM Platform V, which includes integrated application development tools, integration tools and business process management tools. The Company has also developed packaged solutions, or Adaptive Applications, using QDXTM Platform V. In addition, the Company provides end-to-end service capabilities including consulting, transaction hosting and operations management for business-critical applications.

Basis of Presentation

      The Company is incorporated under the laws of the State of Delaware. The consolidated financial statements include the accounts of Quovadx and its wholly-owned subsidiaries, Outlaw Technologies, Inc. (“Outlaw”), Pixel Group (“Pixel”), Healthcare.com Corporation (“Healthcare.com”), Confer Software, Inc. (“Confer”), Integrated Media, Inc. (“Integrated Media”) and Advica Health Resources, Inc. (“Advica”). All material intercompany amounts and transactions have been eliminated.

      The Company has operations in the United Kingdom which have not been significant to date.

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

QUOVADX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Process management and services revenue, represent application hosting, transaction processing and other services. When the fees are fixed and determinable and collection of the fees is probable, revenue is recognized over the service period. When the fees are charged on a per transaction basis and collection of the fees is probable, revenue is recognized as the transactions are processed.

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

Cash, Cash Equivalents and Short-Term Investments

      All liquid investments with maturities of three months or less when purchased are considered cash equivalents. Short-term investments consist of U.S. government and U.S. government agency debt securities with maturities less than 12 months. The Company has classified $11.8 million of its portfolio of corporate debt securities as held to maturity as defined in Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” based on the Company’s intent to hold such securities to maturity and those securities are carried at cost, which approximates fair market value. Investment securities classified as available for sale are measured at market value and net unrealized gains and losses are recorded as comprehensive income. At December 31, 2002, the Company did not hold investment securities classified as available for sale. Any gains and losses on sales of investments are computed on specific identification. As of December 31, 2002, 2001, and 2000 net unrealized gains and losses on investments available for sale were not material.

Fair Value of Financial Instruments

      The Company’s financial instruments include cash, accounts receivable, prepaids, accounts payable and accrued liabilities. The carrying amounts of financial instruments approximate fair value due to their short maturities.

Unbilled Accounts Receivable

      Unbilled accounts receivable arise as revenue is recognized for time and costs incurred on time, material contracts and for revenue that is recognized on fixed price contracts under the percentage of completion method of accounting and for contracts with extended payment terms which have not been billed none of which exceed six months in term.

QUOVADX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Allowance for Doubtful Accounts

      The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of certain customers to pay their accounts receivable balances. The Company assesses the financial condition of its customers to determine if there is an impairment of their ability to make payments and additional allowances may be required if the financial condition of the Company’s customers deteriorates. The Company generally does not require collateral from its customers.

Warranties

      The Company issues warranties to customers for product performance in accordance with specifications that are short term in nature, generally 90 days or less. The Company’s obligations under these warranties have not been significant and are generally covered under customer maintenance agreements. The Company also indemnifies customers against patent infringement claims. As of December 31, 2002 and 2001, there were no liabilities recorded in the financial statements related to indemnifications or warranties.

Major Customers

      The Company had the following customers which accounted for greater than 10% of revenue in any of the years ended December 31, 2002, 2001 and 2000:

	Year Ended
	December 31,

Customer	2002	2001	2000

A	22%	9%	—
B	11%	31%	—
C	7%	14%	17%
D	—	—	10%

      One customer accounted for 25% of the accounts receivable balance at December 31, 2002. Three customers accounted for 43% of the accounts receivable balance at December 31, 2001.

Property and Equipment

      Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets, ranging from two to five years. Internally used software, whether purchased or developed is capitalized and amortized over an estimated useful life of three to five years. Equipment under capital lease arrangements as well as leasehold improvements are amortized over the shorter of their useful lives or the terms of the leases.

Capitalized Software Costs

      Capitalized software costs consist of purchased software, software development costs and software acquired through acquisitions. Purchased software is used with the Company’s existing software as well as held for resale under an exclusive license and is capitalized and amortized ratably over a three-year estimated useful life. Software development costs are required to be expensed until the point that technological feasibility of the product is established which the Company has determined to be when a detailed program design is complete. Once technological feasibility is established, such costs are capitalized until general availability of the product. The establishment of technological feasibility and continuing evaluation of the recoverability of the capitalized software development costs requires management’s judgment with respect to the impact of external factors such as future revenue, estimated economic life and changes in software and hardware technologies. Capitalized software development costs are amortized on a straight-line basis over an

QUOVADX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

estimated life, which is generally three to five years. The Company capitalizes internal and external labor incurred in developing the software once technological feasibility is attained. Capitalized software acquired through business acquisitions totaled $19.9 million, net of $5.2 million of accumulated amortization. The Company capitalized $3.7 million and $1.9 million of software development costs in 2002 and 2001, respectively. Software amortization expense for the years ended December 31, 2002 and 2001 was $5.5 million and $2.1 million, respectively. The Company did not capitalize costs in 2000 because the period between achieving technological feasibility and general availability of such software was relatively short. Costs otherwise capitalizable after technological feasibility were immaterial during 2000 and therefore expensed as incurred.

Goodwill and Other Acquired Intangible Assets

      The Company has adopted Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets.

      In accordance with SFAS No. 142, the Company did not record amortization expense related to goodwill for acquisitions entered into after July 1, 2001 and for all acquisitions as of January 1, 2002. Had this provision of SFAS No. 142 been in effect as of January 1, 2000, the Company’s net loss for the years ended December 31, 2001 and 2000 would have been $2,909,000 and $17,241,000, respectively, and the Company’s net loss per common share would have been $0.14 and $1.20, respectively.

      SFAS No. 142, requires that goodwill be tested annually for impairment and more frequently if events or changes in circumstances indicate assets might be impaired. The Company performed a transitional impairment test upon the adoption of SFAS No. 142 on January 1, 2002 and recorded no impairment as a result of this test. The Company had identified the fourth quarter as the period for its annual impairment test. However, due to significant negative industry and economic trends affecting the market value of the Company’s common stock, the Company performed an interim test of goodwill impairment in the third quarter of 2002. As a result of this interim test, the Company recorded an impairment charge of $93.1 million to reduce goodwill based on the amount that the carrying value of the goodwill exceeded its fair value. This impairment charge eliminated goodwill associated with all previous acquisitions and related to each of the Company’s reportable segments.

      Intangible assets recognized in the Company’s acquisitions are being amortized over their estimated lives ranging from three to eight years. Amortization expense related to intangible assets was $2,307,000, $225,000 and $20,000 for the years ended December 31, 2002, 2001 and 2000, respectively. The Company expects amortization expense to be $1,413,000, $993,000, $793,000, $748,000, and $716,000 for the years ended December 31, 2003, 2004, 2005, 2006 and 2007, respectively.

Long-Lived Assets and Impairments

      On January 1, 2002, the Company adopted SFAS 144 and the effect of the adoption did not have an impact on the Company’s financial results. The Company periodically evaluates the carrying value of long-lived assets, including, but not limited to, property and equipment, software, and intangible assets when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost to dispose of the assets.

QUOVADX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Research and Development

      Research and development expense includes costs incurred by the Company to develop and enhance the Company’s software until the point that technological feasibility is reached. Research and development costs are charged to expense as incurred.

Advertising

      The Company expenses advertising costs as incurred. Advertising expense for the years ended December 31, 2002, 2001 and 2000 was $312,000, $493,000 and $648,000, respectively.

Income Taxes

      Deferred income taxes are recognized because of temporary timing differences between when certain income or expense items are recognized in the financial statements versus when these items are recognized for tax purposes based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable earnings. A valuation allowance is then established to reduce the net deferred tax asset to the level at which it is more likely than not that any tax benefits will be realized. Income tax expense includes (i) income taxes currently payable; (ii) income taxes deferred because of temporary timing differences between the time that certain income or expense items are recognized in the financial statements versus when these items are recognized for tax purposes; and (iii) any increase or decrease in the valuation allowance for deferred tax assets.

Stock Option Compensation

      At December 31, 2002, the Company had four stock option plans and an employee stock purchase plan, which are described more fully in Note 5. The Company has elected to account for stock-based compensation arrangements using the intrinsic value method under the provisions of Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”. Under this method, stock compensation is recognized to the extent that the exercise price is less than the market price for the underlying stock on the date of grant. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Year Ended December 31,

	2002	2001	2000

	(In thousands except per share data)
Net loss:
As reported	$(104,112)	$(4,269)	$(17,317)
Plus: stock based compensation recognized under intrinsic value method	231	460	1,381
Less: stock based compensation under fair value method	(8,760)	(7,555)	(1,747)

Pro forma net loss	(112,641)	(11,364)	(17,683)
Net loss per common share:
As reported	$(3.47)	$(0.20)	$(1.20)
Pro forma	(3.77)	(0.53)	(1.23)

Net Loss Per Common Share

      Net income (loss) per common share (“EPS”) is calculated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share.” Under the provisions of SFAS No. 128, basic EPS is computed by dividing the net loss for the period by the weighted average number of common

QUOVADX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if stock options were exercised, resulting in the issuance of common stock that would share in the earnings (loss) of the Company. Potential dilution of the stock options exercisable into common stock is computed using the treasury stock method based on the average fair market value of the stock. In periods where the Company has a net loss the effect of common stock equivalents is excluded from the computation of diluted EPS since their effect would decrease the loss per share. In 2002, 2001 and 2000, 508,109, 1,546,010, and 3,940,072 options and warrants to purchase common stock were excluded from the calculation.

      The following table sets forth the computation of the numerators and denominators in the basic and diluted net income (loss) per common share calculations for the periods indicated:

	Year Ended December 31,

	2002	2001	2000

	(In thousands, except per share data)
Numerator:
Net loss available to common stockholders	$(104,112)	$(4,269)	$(17,317)

Denominator:
Weighted average common shares outstanding — basic and diluted	29,987	21,308	14,399

Comprehensive Income

      SFAS No. 130, “Reporting Comprehensive Income” establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income includes all changes in equity during a period from non-owner sources. During each of the three years ended December 31, 2002, the Company has not had any significant transactions that are required to be reported as adjustments to determine comprehensive income.

Reclassifications

      Certain prior year information has been reclassified to conform with the current year presentation.

New Accounting Standards

      In 2002, the Company adopted the Emerging Issues Task Force (EITF) Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred.” This pronouncement requires that reimbursements received for “out-of-pocket” expenses should be characterized as revenue and corresponding expense in the Statements of Operations. Prior to the adoption of this EITF, the Company reflected the reimbursement of out-of-pocket expenses as an offsetting reduction to operating expenses. The Company incurs incidental expenses in the delivery of services to its clients. These “out-of-pocket” expenses include, but are not limited to, transportation, lodging and related charges. Accordingly, the Company has adjusted the periods ended December 31, 2002, 2001 and 2000 to reflect an increase in revenue, and an equal and offsetting increase in operating expenses, of $701,000, $762,000 and $153,000, respectively, related to reimbursable expenses. This change in classification has not had an effect on current or previously reported net loss, or net loss per share.

      In 2002, the FASB issued SFAS No. 148, “Accounting for Stock Based Compensation — Transition and Disclosure.” SFAS No. 148 provides transition methods for entities that adopt the fair value method of accounting for stock based compensation. Further, the statement requires disclosure of comparable information for all companies regardless of whether, when, or how an entity adopts the fair value method of accounting for stock based compensation. These disclosures are now required for interim periods in addition to

QUOVADX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the traditional annual disclosure. SFAS No. 148 is effective for fiscal periods ending after December 15, 2002. The Company has elected to continue accounting for the stock based compensation using the intrinsic value method.

      In November 2002, the FASB issued Interpretation No. 45 Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Direct and Indirect Guarantees of the Indebtedness of Others (FIN 45). FIN 45, which requires that certain guarantees be recorded at fair value, which differs from current practice, which is to record a liability only when a loss is probable and reasonably estimable. FIN 45 also requires new disclosures. The Company adopted the disclosure provisions of FIN 45 as of December 31, 2002. The Company does not expect the accounting provisions of FIN 45 to have a material impact on the financial statement upon its adoption on January 1, 2003.

2.	Business Acquisitions/ Dispositions

      On March 1, 2002, the Company completed the sale of certain assets of its Advica subsidiary to Royal Health Care of Long Island, LLC, d/b/a Royal Health Care (Royal). Under the terms of the asset sale agreement, Royal acquired the medical management services business, including personnel, property, key contracts and equipment. The Company retained the core systems and information technology of Advica and entered into an agreement to provide application service provider (ASP) services to Royal for a period of seven years. As consideration for the sale of assets and services to be provided, the Company received cash of $475,000 and a 4.6% equity interest in Royal valued at $2.7 million based on an independent appraisal. Based on the warranty provisions and payment milestones associated with the services agreement, the Company allocated $1.2 million of the consideration received to the services agreement which will be recognized into revenue on a straight line basis over the term of the services agreement. The remaining $2.0 million of consideration received was allocated to the sale of assets and the Company recorded a gain of $87,000 as a result of the sale. The equity interest in Royal is recorded at cost in other assets as the Company does not have significant influence on the operations of Royal.

      On March 27, 2002, the Company purchased all of the outstanding stock of Outlaw Technologies, Inc. (Outlaw). The Company purchased Outlaw to add a customer relationship management application to our suite of Adaptive Applications. The purchase price, totaling $2.7 million included 138,575 shares of the Company’s common stock and $1.8 million in cash and professional fees directly related to the acquisition. The Company allocated the purchase price based on the fair value of assets and liabilities acquired determined in an independent appraisal as follows: $1.7 million in goodwill, $0.8 million in software, $0.7 million in other intangible assets, $0.3 million in cash and other current assets, and $0.6 million in liabilities.

      During 2001, the Company purchased the outstanding stock of Healthcare.com, Confer Software, Inc. and Pixel Group Ltd. The total purchase price for these acquisitions was $107.0 million, including 11,496,290 shares of Quovadx common stock and $11.3 million in cash and professional fees related to the acquisitions. Goodwill, software and intangibles assets recorded as a result of the acquisitions were $90.6 million, $19.0 million and $8.7 million, respectively.

      The Company retained an independent appraiser to assist with the assigning of fair values to the identifiable intangibles acquired in its acquisitions. The valuations relied on methodologies that most closely related to the fair market value assignment with the economic benefits provided by each asset and risks associated with the assets. Operating results have been included in the consolidated financial results from the date of acquisitions.

QUOVADX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The unaudited pro forma results of operations as though the Healthcare.com Corporation, Confer Software, Inc., Pixel Group Ltd. and Outlaw acquisitions had been completed as of January 1, 2001 are as follows (in thousands except for per share amounts):

	Year Ended	Year Ended
	December 31, 2002	December 31, 2001

Revenue	$63,829	$70,768
Net loss	(104,068)	(15,204)
Net loss per share	(3.47)	(0.54)

      The pro forma results above do not include any anticipated cost savings or other effects of the integration of acquired entities into the Company and are not necessarily indicative of the results which would have occurred if the acquisitions had been in effect on the date indicated, or which may result in the future.

3.	Balance Sheet Components

      Certain balance sheet components are as follows (in thousands):

	December 31,

	2002	2001

Other Current Assets
Prepaid maintenance and support	$247	$1,070
Prepaid rent	497	586
Deferred costs	270	416
Other	890	976

	$1,904	$3,048

	December 31,

	2002	2001

Property and Equipment
Furniture, fixtures and equipment	$3,915	$4,033
Computer hardware	12,251	10,741
Computer software	3,919	6,225

	20,085	20,999
Less accumulated depreciation and amortization	(14,759)	(13,556)

	$5,326	$7,443

Intangible Assets
Customer Base	$5,966	$5,725
Customer Lists	603	—
Tradename	618	618
Other	2,326	6,546

	9,513	12,889
Accumulated Amortization	(3,247)	(1,868)

	$6,266	$11,021

QUOVADX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,

	2002	2001

Capitalized Software
Software acquired through acquisitions	$19,910	$17,804
Purchased software	2,294	2,948
Software development costs	5,632	1,902

	27,836	22,654
Accumulated Amortization	(7,371)	(4,395)

	$20,465	$18,295

Accrued Liabilities
Accrued compensation	$1,366	$2,353
Accrued rent	1,197	1,414
Accrued severance	151	2,804
Accrued professional fees	866	761
Other	2,427	4,314

	$6,007	$11,646

4.	Warrants

Stock Warrants

      In connection with the acquisition of Healthcare.com, the Company converted warrants to purchase 395,000 shares of Healthcare.com’s common stock to warrants to purchase 148,000 shares of the Company’s stock, 32,000 of which were exercised during 2001. At December 31, 2002, 116,000 warrants remain outstanding. Of the warrants outstanding at December 31, 2002, 98,000 may be exercised any time on or before March 13, 2004 at an exercise price of $4.21 per share and 18,000 may be exercised any time on or before December 31, 2004 at an exercise price of $3.19 per share. The fair value of Healthcare.com warrants was calculated to be $0.8 million using the Black-Scholes option pricing model and included in the purchase price.

      In October 2000, the Company entered into a Software License and Services Agreement (the “Agreement”) with MedUnite, Inc. (“MedUnite”) to provide software development services related to a pilot program. In connection with the Agreement, the Company issued warrants to MedUnite to purchase 1,350,000 shares of Quovadx’s common stock at an exercise price of $4.06. The warrants were immediately vested, exercisable and non-forfeitable for a period of eighteen months from the date of grant. The fair value of the warrants was calculated to be $3.1 million and was determined using the Black-Scholes option pricing model utilizing a volatility factor of 120%, risk-free interest rate of 6.0% and an expected life of 18 months. The amounts billed to MedUnite up to the date that the first pilot was delivered (March 2001) were reduced by the fair value attributed to the warrants. For the year ended December 31, 2000, the Company allocated $2.2 million of the warrant charge to billings. The remaining value of the warrants of $0.9 million was allocated to billings in the first quarter of 2001. In 2001, MedUnite exercised all of their warrants and purchased 1.0 million shares of the Company’s common stock.

QUOVADX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Stockholders’ Equity (Deficit)

Stock Options

      During 1997, the Company adopted a stock option plan (the “1997 Plan”) which provided for the grant of up to 2,200,000 stock options to directors, key employees, and consultants. The 1997 Plan has a term of ten years, unless terminated by the board of directors. 1,400,000 shares were added to the 1997 Plan in November 2000, 820,414 were added in May 2001 and 1,224,000 shares were added in May 2002. The total number of shares authorized under the 1997 Plan was 5,644,414 at December 31, 2002. Plan provides for the granting of incentive stock options to employees or nonqualified options to employees, directors and consultants.

      Stock options are granted with an exercise price not less than fair market value of the common stock on the date of the grant, as determined by the board of directors. The options generally expire ten years after the date of grant. Options granted under the 1997 Plan vest over a four year vesting period beginning on the date of grant.

      In July 1999, the board of directors amended all existing stock option agreements under the 1997 Plan. The amendment provided that all options are immediately exercisable. However, any shares acquired upon exercise are subject to repurchase by Quovadx over a reverse vesting period that entitles the optionee to exactly the same vesting schedule as the original grant. The repurchase price is equal to the exercise price of the options.

      In January and February 2000, the Company granted incentive stock options to certain employees to purchase 124,700 shares of common stock with exercise prices below the deemed fair value of the Company’s common stock at the date of grant. In connection with such option grants, the Company recognized unearned compensation totaling $123,000 which was amortized over the vesting period of the related options.

      During 1999, the Company issued stock options to certain employees under the 1997 Plan with exercise prices below the deemed fair value of the Company’s common stock at the date of grant. The Company has recorded unearned stock compensation for the difference between the exercise price of the stock options and the deemed fair value of the Company’s common stock at the date of grant. This unearned stock compensation was amortized to expense over the vesting period, using an accelerated method as described in Financial Accounting Standards Board Interpretation No. 28. In 1999, the Company recorded $2,773,000 of unearned compensation related to these options, of which $231,000, $460,000 and $1,381,000 has been amortized to expense in the years ended December 31, 2002, 2001 and 2000, respectively. As of December 31, 2002, the unearned compensation balance was fully amortized.

      If stock compensation expense for the years ended December 31, 2002, 2001 and 2000 had been allocated across all relevant functional expense categories within operating expenses, it would have been allocated as follows (in thousands):

	Year Ended December 31,

	2002	2001	2000

Cost of revenue	$21	$41	$124
Sales and marketing	33	65	194
General and administrative	177	354	1,089
Research and development	—	—	(26)

	$231	$460	$1,381

      The Company’s board of directors adopted a 1999 Director Option Plan in October 1999 (the “Director Plan”) and authorized 250,000 shares under the Director Plan. The Director Plan was approved by the Company’s Stockholders in January 2000, and became effective upon completion of our Initial Public

QUOVADX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Offering. 164,083 shares were added to the Director Plan in May 2001 and 200,000 shares were added in May 2002. The total number of shares authorized under the Director Plan was 614,083 at December 31, 2002. The Director Plan has a term of ten years, unless terminated by our board of directors. Options granted under the Director Plan vest over a one year vesting period beginning on the date of grant. Members of the board of directors who are not employees of Quovadx are eligible to participate in the Director Plan. The Director Plan provides for an automatic initial grant of an option to purchase 25,000 shares of common stock (the “Initial Grant”) upon the later of the effective date of the Director Plan or the date a person first becomes a non-employee director. After the initial grant, a non-employee director will automatically be granted options to purchase 10,000 shares of common stock each year on the date of our annual shareholder’s meeting.

      In September 2000, the board of directors of the Company adopted the 2000 Nonstatutory Stock Option Plan (the “NSO Plan”) and authorized 600,000 shares under the NSO Plan. Under the NSO Plan, the board of directors may issue options to non-executive employees of the Company. The NSO Plan has a term of ten years, unless terminated by our board of directors. Options granted under the NSO Plan vest ratably at 25% per year, beginning on the date of grant. No options will be issued under the NSO Plan to directors or executive officers of the Company. 600,000 shares were added to the NSO Plan in May 2001 and 800,000 shares were added in May 2002. The total number of shares authorized under the NSO Plan was 2,000,000 at December 31, 2002.

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

      The Company records compensation expense related to stock options granted to employees using the intrinsic value method and includes a pro forma disclosure in Note 1 for compensation value measured using the fair value accounting treatment. For the years ended December 31, 2002, 2001 and 2000 the fair value of each option on the date of grant was determined using the Black-Scholes valuation model. The following assumptions were used for grants in 2002, 2001 and 2000: risk-free rates corresponding to government securities with original maturities similar to the expected option lives of 3.0% for 2002, 5.0% for 2001 and 5.5% for 2000; expected dividend yield of 0% for all periods; volatility factor of 118% for 2002, 118% for 2001 and 120% for 2000; and expected lives of 5.0 years for 2002, 4.5 years for 2001 and 3.4 years for 2000.

      The weighted-average fair value of options at grant date was $5.18, $9.71 and $5.10 in 2002, 2001 and 2000, respectively.

QUOVADX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Total stock options outstanding and exercisable under the option plans as of December 31, 2002 are as follows:

				Stock Options
		Stock Options Outstanding		Exercisable

		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number of	Contractual Life	Exercise	Number of	Exercise
Exercise Prices	Shares	(Years)	Price	Shares	Price

$0.25-2.50	664,384	6.56	$0.57	515,237	$0.25
2.51-2.70	1,070,401	8.66	2.64	341,454	2.70
2.72-5.94	896,334	6.79	5.14	590,940	5.22
6.00-6.40	666,471	8.91	6.11	79,980	6.19
6.48-8.53	952,236	7.92	7.76	395,472	7.48
8.70-10.00	292,172	6.94	9.47	183,421	9.58
10.20	744,187	8.43	10.20	305,436	10.20
10.30-11.00	174,689	6.98	10.74	109,174	10.59
11.19	687,500	8.72	11.19	240,626	11.19
12.62-21.42	318,737	8.03	13.35	166,911	13.89

$0.25-$21.42	6,467,111	7.93	$6.72	2,928,651	$6.36

      Activity of the Plans are summarized in the following table:

		Weighted		Weighted
	Number of	Average	Options	Average
	Shares	Exercise Price	Exercisable	Exercise Price

Options outstanding, December 31, 1999	1,611,893	$1.85	1,611,893	$1.85
Options granted	1,461,020	6.92
Less: options exercised	(185,429)	1.22
Less: options forfeited	(297,412)	5.88

Options outstanding, December 31, 2000	2,590,072	4.30	2,248,897	4.03
Converted Healthcare.com options	1,262,796	7.68
Options granted	3,165,899	9.71
Less: options exercised	(677,140)	6.22
Less: options forfeited	(433,819)	6.33

Options outstanding, December 31, 2001	5,907,808	7.55	4,896,516	7.24
Options granted	1,718,096	4.60
Less: options exercised	(151,622)	1.98
Less: options forfeited	(1,007,171)	8.70

Options outstanding, December 31, 2002	6,467,111	$6.72	2,928,651	$6.36

401(k) Plan

      The Company has adopted an employee savings and retirement plan (the “401(k) Plan”) covering substantially all of the Company’s employees. Pursuant to the 401(k) Plan, eligible employees may elect to reduce their current compensation by up to the statutory prescribed limit and have the amount of such reduction contributed to the 401(k) Plan. The Company may make contributions to the 401(k) Plan on

QUOVADX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

behalf of eligible employees. The Company had not made any contributions to the 401(k) Plan prior to the acquisition of Healthcare.com on August 13, 2001. In connection with the acquisition of Healthcare.com, the Company assumed the 401(k) plan of Healthcare.com and made contributions totaling $169,000. Healthcare.com’s 401(k) plan matched 50% of the first 6% contributed by each employee. The Healthcare.com 401(k) plan was merged into Company’s plan in 2002. In 2002, the Company amended its 401(k) plan to match 50% of the first 6% contributed by employees. The Company contributed $649,000 to its employees 401(k) accounts in 2002. Company contributions vest over a two-year period.

Employee Stock Purchase Plan

      In October 1999, the board of directors adopted an employee stock purchase plan (the “ESPP”) subject to shareholder approval, which became effective immediately on the effective date of the IPO. A total of 350,000 shares of common stock were initially reserved for issuance under the ESPP. 328,165 shares were added to the ESPP in May 2001 and 500,000 shares were added in May 2002. The total number of shares authorized under the ESPP was 1,178,165 at December 31, 2002. The ESPP permits eligible employees to purchase common stock totaling up to 20% of an employee’s compensation through payroll deductions. The ESPP for U.S. employees is intended to qualify under Section 423 of the Internal Revenue Service Code and contains consecutive overlapping twelve-month offering periods. Each offering period includes two six-month purchase periods. The price of common stock to be purchased will be 85% of the lower of the fair market value of the common stock either at the beginning of the offering period or at the end of that purchase period. The Company issued 72,372 shares at $6.37 per share in May 2002 and 125,157 shares at $1.32 per share in October 2002. The Company issued 37,544 shares at $4.68 in May 2001 and 39,098 shares at $5.51 per share in October 2001. In connection with the acquisition of Healthcare.com, the Company assumed the employee stock purchase plan of Healthcare.com. In September 2001, the Company issued 7,256 shares at $10.25 per share related to the Healthcare.com plan.

6.	Income Taxes

      The provision for income taxes includes (i) income taxes currently payable; (ii) income taxes deferred because of temporary timing differences between when certain income or expense items are recognized in the financial statements versus when these items are recognized for tax purposes and; (iii) any increase or decrease in the valuation allowance for deferred income tax assets.

      A reconciliation of the expected income tax expense (benefit) based on the U.S. Federal statutory rate of 35% to the actual income tax expense (benefit) is as follows (in thousands):

	Year Ended December 31,

	2002	2001	2000

Federal income tax benefit	$(34,943)	$(1,494)	$(6,061)
State income tax, net of federal benefit	(248)	(101)	(545)
Change in valuation allowance	3,495	652	5,492
Unearned compensation	81	161	483
Value attributed to warrants	—	—	764
Goodwill amortization	31,565	723	—
Other	50	59	(133)

Income tax expense	$—	$—	$—

QUOVADX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets and liabilities at December 31, 2002 and 2001 are presented below (in thousands):

	December 31,

	2002	2001

Deferred tax assets:
Deferred revenue	$1,690	$2,344
Employee benefits	213	283
Allowance for Doubtful Accounts	923	586
Accrued liabilities	595	—
Tax credits	134	942
Investment impairment	195	193
Other	184	147
Net operating loss carryforwards	28,892	55,977

Total deferred tax assets	32,826	60,472

Deferred tax liabilities:
Sale of fixed assets, depreciation and other	(454)	(530)
Amortization	(3,447)	(6,241)

Total deferred tax liabilities	(3,901)	(6,771)

Net tax assets	28,925	53,701
Less: valuation allowance	(28,925)	(53,701)

Net deferred tax asset/(liabilities)	$—	$—

      Under SFAS 109, deferred tax assets and liabilities are recognized because of temporary timing differences between when certain income or expense items are recognized in the financial statements versus when these items are recognized for tax purposes. A valuation allowance is then established to reduce the deferred tax assets to the level at which it is “more likely than not” that any tax benefits will be realized. At December 31, 2002 and 2001 the Company has determined that it is not “more likely than not” that any tax benefits will be realized and therefore a full valuation allowance has been recorded against the net deferred tax asset. A reduction in this allowance and the recognition of a deferred tax asset depends on having sufficient evidence that the Company will generate taxable income within the carryback and carryforward periods. Sources of taxable income that may allow recognition of a net tax asset include (i) taxable income in the current year or prior years that is available through carryback; (ii) future taxable income that will result from the reversal of existing taxable temporary differences; and (iii) future taxable income generated by operations. The valuation allowance for deferred income tax assets at December 31, 2002 and 2001 was $28,925,000 and $53,701,000 respectively.

      The Internal Revenue Code of 1986, as amended, contains provisions that may limit the tax net operating loss (“NOL”) and tax credits available for use in any given year upon the occurrence of certain events, including significant changes in ownership interest. A change in ownership of a company greater than 50% within a three-year period results in an annual limitation on the company’s ability to utilize its NOL carryforwards from tax periods prior to the ownership change. The Company’s NOL and tax credit carryforwards as of December 31, 2002 are subject to such limitations. The NOL and tax credit carryforwards have been evaluated under the provisions of the Internal Revenue Code, and amounts, that by virtue of restrictions will never be available to offset either taxable income or tax liability, have been deducted from the

QUOVADX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

deferred tax asset. The amount of NOL and tax credit carryforwards removed during 2002 totaled approximately $62,355,000 and $936,000 respectively.

      The amount of NOL carryforwards available to the Company at December 31, 2002 are $74,695,000. The amount of tax credits available to the Company at December 31, 2002 are $134,000. Approximately $24,168,000 of the December 31, 2002 NOL carryforward relates to the exercise of stock options and warrants to purchase the Company’s common stock, which creates the requirement for the reversal of the corresponding valuation allowance to be credited to additional paid-in capital rather than recognized as an income tax benefit on the statement of operations. The actual amount of NOL carryforward to reverse against additional paid-in-capital will be determined by the amount and timing of future taxable income generated by the Company, if any. Additionally, $6,107,000 of the December 31, 2002 NOL carryforward is available until 2006 and can only be used to offset gains recognized on the sale of certain assets acquired in the acquisition of Confer. The Company’s remaining NOL carryforward will expire beginning in 2008.

7.	Commitments and Contingencies

Commitments

      The Company leases equipment and office space under various long-term non-cancelable operating leases that expire at various dates prior to December 31, 2007. The following is a schedule by year of future minimum lease payments under operating leases, at December 31, 2002 (in thousands):

2003	$3,194
2004	3,005
2005	2,699
2006	776
2007	308

$9,982

      Total rent expense for the years ended December 31, 2002, 2001 and 2000 was $3,865,000, $2,627,000 and $1,295,000, respectively.

Contingencies

      On November 14, 2001, a shareholder class action complaint was filed in the United States District Court, Southern District of New York. On April 19, 2002, plaintiffs filed an amended complaint. The amended complaint asserts that the prospectus from the Company’s February 10, 2000 initial public offering (“IPO”) failed to disclose certain alleged improper actions by various underwriters for the offering in the allocation of the IPO shares. The amended complaint alleges claims against certain underwriters, the Company and certain officers and directors under the Securities Act of 1933 and the Securities Exchange Act of 1934 (Bartula v. XCare.net, Inc., et al., Case No. 01-CV-10075). Similar complaints have been filed concerning more than 300 other IPO’s; all of these cases have been coordinated as In re Initial Public Offering Securities Litigation, 21 MC 92. In a negotiated agreement, individual defendants, including all of the individuals named in the complaint filed against the Company, were dismissed without prejudice, subject to a tolling agreement. Issuer and underwriter defendants in these cases filed motions to dismiss and on February 19, 2003, the Court issued an opinion and order on those motions that dismissed selected claims against certain defendants, including the Rule 10b-5 fraud claims against the Company, leaving only the Section 11 strict liability claims under the Securities Act of 1933 against the Company. The Company believes it has meritorious defenses. We do not believe that the outcome of this action will have a material adverse effect on our financial position, results of operations or liquidity; however, litigation is inherently uncertain and we can make no assurance as to the ultimate outcome or effect.

QUOVADX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company, and its wholly owned subsidiary Healthcare.com Corporation, are currently litigating a dispute with Hawaii Employees Retirement System (HERS) regarding a contract entered into in October 1999 between HERS and Thermo Information Solutions, subsequently assigned to Healthcare.com. On June 19, 2002, after exhausting its administrative remedies under Hawaii state law, Healthcare.com filed a complaint against HERS in the Circuit Court of the First Circuit, State of Hawaii. The complaint asserts that HERS is in breach of its obligations under the contract, and demands that HERS pay to the Company a sum to be determined at trial. On June 21, 2002, HERS filed a complaint in the same state court, asserting that Quovadx, Inc. and Healthcare.com have breached their performance obligations under the contract, and seeking damages in an amount to be determined at trial. The two lawsuits have been consolidated, discovery was initiated in July 2002, and no trial date has been set. In February 2003, The Company and HERS agreed to suspend the litigation pending the outcome of settlement discussions. If those discussions are not successful, the Company intends to continue to prosecute its claims, and defend the claims brought by HERS, vigorously; however litigation is inherently uncertain and we can make no assurance as to the outcome or effect.

      Munshee.com, LLC (“Munshee”) commenced an action in the Supreme Court of the State of New York, County of New York on or about September 27, 2002, against Quovadx, Inc., f/k/a XCare.net, Inc. and Lorine Sweeney. Munshee purported to allege claims of breach of contract and fraud against Quovadx, Inc. (“Quovadx”) and a claim of fraud against Ms. Sweeney, a director and the President and CEO of Quovadx, relating to a professional services agreement entered into as of September 9, 1999, as amended, between Munshee and XCare.net, Inc. Munshee sought to recover restitution or compensatory damages of $966,000, plus unspecified additional damages, including punitive damages, and interest, costs and expenses. Quovadx and Sweeney filed a motion seeking to dismiss the claims or stay the action and compel arbitration. On January 2, 2003, the Court dismissed the claims without prejudice. Should claims be reasserted in any forum, Quovadx and Ms. Sweeney intend to vigorously contest Munshee’s claims; however litigation is inherently uncertain and we can make no assurance as to the outcome or effect.

      The Company is engaged from time to time in routine litigation that arises in the ordinary course of our business.

      As of December 31, 2002 and 2001 the Company had restricted cash of $0.7 million and $0.9 million, respectively, included in other assets of the Company’s balance sheet. Restricted cash represents investments that support a letter of credit related to an operating lease.

8.	Related Party Transactions

      For the year ended December 31, 2000, revenue from related parties include $0.6 million from a customer who is also a partner in an entity that is a significant stockholder of the Company and $0.1 million from Advica prior to the business acquisition. The accounts receivable related to these transactions were settled as of December 31, 2000.

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

      The Company operates in three segments: professional services, software licenses and recurring revenue. The professional services segment includes revenue generated from software implementation, development

QUOVADX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and integration. The software license segment includes revenue from software license sales and software subscriptions. The recurring revenue segment includes revenue generated from outsourcing, hosting maintenance, transactions, and other recurring services.

      Following is a breakout by segment (in thousands). The margin for the segments excludes corporate expenses. The “Other” category includes corporate expenses and eliminations.

	Professional	Software	Recurring			Consolidated
	Services	License Revenue	Services	Other		Total

	(In thousands)
2002
Total revenue	$22,459	$11,854	$29,345	$—		$63,658
Margin	7,843	6,397	10,258	(128,610	)(1)	(104,112)
Assets	—	—	—	104,609	(2)	104,609
Capital expenditures	—	—	—	1,457	(2)	1,457
2001
Total revenue	$28,449	$6,416	$17,315	$—		$52,180
Margin	11,560	4,001	2,736	(22,566	)(1)	(4,269)
Assets	—	—	—	214,704	(2)	214,704
Capital expenditures	—	—	—	2,892	(2)	2,892
2000
Total revenue	$7,641	—	$3,193	$—		$10,834
Margin	(3,216)	—	(276)	(13,825	)(1)	(17,317)
Assets	—	—		96,908	(2)	96,908
Capital expenditures	—	—		3,631	(2)	3,631

(1)	Represents loss before income taxes. Adjustments that are made to the total of the segments’ income in order to arrive at income before income taxes include the following (in thousands):

	2002	2001	2000

Costs and adjustments to reconcile segment data to the consolidated total:
Sales and marketing	$13,292	$8,785	$5,216
General and administrative	13,608	10,045	9,207
Research and development	7,209	4,792	2,952
Amortization of acquired intangibles	2,307	1,585	96
Stock compensation expense	231	460	1,381
Gain on sale of assets	(87)	—	—
Goodwill impairment	93,085	—	—
Interest income, net	(1,035)	(3,101)	(5,027)

	$128,610	$22,566	$13,825

(2)	A breakout of assets and capital expenditures for all segments is not provided to the chief operating decision maker. The other column represents the amount to reconcile to the consolidated total.

QUOVADX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Quarterly Results (Unaudited)

      This information has been derived from unaudited consolidated financial statements. The unaudited consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of this information. These unaudited quarterly results should be read in conjunction with the audited financial statements and notes thereto. Operating results are expected to vary significantly from quarter to quarter and are not necessarily indicative of results for any future period. Data relating to the results of operations for the each quarter of the years ended December 31, 2002 and 2001 follows (in thousands except per share amounts):

	Three Months Ended

	March 31,	June 30,	September 30,	December 31,
	2002	2002	2002	2002

STATEMENT OF OPERATIONS DATA:
Total revenue	$17,769	$15,274	$14,973	$15,642
Costs and expenses:
Cost of revenue	8,803	9,078	8,071	7,750
Software amortization	1,083	1,415	1,375	1,585
Sales and marketing	2,724	3,467	3,578	3,523
General and administrative	3,337	3,236	3,409	3,626
Research and development	1,432	1,777	1,807	2,193
Amortization of acquired intangibles	570	553	599	585
Stock compensation expense	66	53	59	53

Total costs and expenses	18,015	19,579	18,898	19,315

Loss from operations	(246)	(4,305)	(3,925)	(3,673)
Gain on sale of assets	87	—	—	—
Goodwill impairment	—	—	(93,085)	—
Interest income, net	261	292	263	219

Net income (loss)	$102	$(4,013)	$(96,747)	$(3,454)

Net income (loss) per common share — basic and diluted	$0.00	$(0.13)	$(3.22)	$(0.11)

QUOVADX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended

	March 31,	June 30,	September 30,	December 31,
	2001	2001	2001	2001

STATEMENT OF OPERATIONS DATA:
Total revenue	$7,685	$9,149	$15,498	$19,848
Costs and expenses:
Cost of revenue	6,448	6,328	8,874	10,154
Software amortization	—	—	424	1,655
Sales and marketing	1,389	1,564	2,720	3,112
General and administrative	2,570	1,847	2,273	3,355
Research and development	1,141	945	1,253	1,453
Amortization of acquired intangibles	303	361	485	436
Stock compensation expense	135	161	85	79

Total costs and expenses	11,986	11,206	16,114	20,244

Loss from operations	(4,301)	(2,057)	(616)	(396)
Interest income, net	1,100	872	674	455

Net income (loss)	$(3,201)	$(1,185)	$58	$59

Net income (loss) per common share — basic and diluted	$(0.20)	$(0.07)	$0.00	$0.00

QUOVADX, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to				Balance at
Allowance for doubtful accounts	beginning of period	expense	Deduction	Transfers		end of period

(Dollars in thousands)
2002	$1,932	$474	$(36)(a)	$—		$2,370
2001	546	97	(518)(a)	2,057	(b)	1,932
2000	141	636	(231)(a)	—		546

(a)	Represents credit losses written off during the period, less collection of amounts previously written off.

(b)	Transfer of allowance balances from 2001 business acquisitions.

S-1

SARBANES-OXLEY SECTION 302(a) CERTIFICATION

I, Lorine R. Sweeney, certify that:

      1. I have reviewed this annual report on Form 10-K of Quovadx, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ LORINE R. SWEENEY

Lorine R. Sweeney,
President and Chief Executive Officer
(Principal Executive Officer)

March 27, 2003

SARBANES-OXLEY SECTION 302(a) CERTIFICATION

I, Gary T. Scherping, certify that:

      1. I have reviewed this annual report on Form 10-K of Quovadx, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ GARY T. SCHERPING

Gary T. Scherping,
Executive Vice President of Finance
and Chief Financial Officer
(Principal Financial Officer)

      March 27, 2003

INDEX TO EXHIBITS

Exhibit
Number	Exhibit

2.1*	Agreement and Plan of Merger and Reorganization, dated as of May 14, 2001, by and among XCare.net, Inc., Orbit Acquisition Corp., and Healthcare.com Corporation (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of the Company, filed as of May 18, 2001, Commission File No. 000-29273).
3.1*	Amended and Restated Certificate of Incorporation of XCare.net, Inc. (incorporated by reference as Exhibit 3.2 to Amendment No. 2 to the Registration Statement on Form S-1 of the Company, filed as of January 12, 2000, Registration No. 333-90165).
3.2*	Certificate of Amendment of Restated Certificate of Incorporation of XCare.net, Inc. (incorporated by reference as Exhibit 3.4 to Amendment No. 2 to the Registration Statement on Form S-1 of the Company, filed as of January 12, 2000, Registration No. 333-90165).
3.3*	Bylaws of XCare.net, Inc. (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-1 of the Company, filed as of November 2, 1999, Registration No. 333-90165).
4.1*	Specimen stock certificate representing shares of Common Stock of Quovadx, Inc. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of the Company, filed as of October 16, 2001, Commission File No. 000-29273).
4.2*	Registration Rights Agreement, dated as of June 7, 2001, between XCare.net, Inc. and certain Shareholders (as identified therein) of Confer Software, Inc. (incorporated by reference to Exhibit 4.3 to the Registration Form of S-1 of the Company, filed as of July 17, 2001, Registration No. 333-65280).
4.3*	Registration Rights Agreement, dated as of December 14, 2001, between Quovadx and Francis Carden (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-3 of the Company, filed as of January 23, 2002, Registration No. 333-81210).
10.1*	Amended and Restated 1997 Stock Plan and related agreements (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 of the Company, filed as of May 16, 2002, Registration No. 333-88408).***
10.2*	1999 Employee Stock Purchase Plan and related agreements (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-8 of the Company, filed as of May 16, 2002, Registration No. 333-88408).***
10.3*	Amended and Restated 1999 Director Option Plan and related agreements (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8 of the Company, filed as of May 16, 2002, Registration No. 333-88408).***
10.4*	Amended and Restated 2000 Nonstatutory Stock Option Plan and related agreements (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-8 of the Company, filed as of May 16, 2002, Registration No. 333-88408).***
10.5*	Amended and Restated Healthcare.com Corporation Non-Employee Director Stock Option Plan (filed as of August 13, 1999, as Exhibit 10 to the Quarterly Report on Form 10-Q of Healthcare.com Corporation for the quarter ended June 30, 1999, Commission File No. 0-27056, and incorporated by reference to Exhibit 10.42 to the Registration Statement on Form S-4 of the Company, filed as of June 29, 2001, Registration No. 333-64282).***
10.6*	Healthcare.com Corporation Adjustment Stock Option Plan (filed as of October 24, 1995, as Exhibit 10.5 to Amendment No. 1 to the Registration Statement on Form S-1 of Healthcare.com Corporation, Registration No. 33-96478, and incorporated by reference to Exhibit 10.43 to the Registration Statement on Form S-4 of the Company, filed as of June 29, 2001, Registration No. 333-64282).***
10.7*	Healthcare.com Corporation Restated Stock Option Plan Two (filed as of May 11, 1998, as Exhibit 10.2 to the Quarterly Report on Form 10-Q of Healthcare.com Corporation for the quarter ended March 31, 1998, Commission File No. 0-27056, and incorporated by reference to Exhibit 10.44 to the Registration Statement on Form S-4 of the Company, filed as of June 29, 2001, Registration No. 333-64282).***
10.8**	Offer letter, dated as of February 20, 2002, with David E. Nesvisky.

Exhibit
Number		Exhibit

10.9*		Office Lease Agreement, effective as of November 8, 1999, between Mountain States Mutual Casualty Company and the Company (incorporated by reference to Amendment 1 to the Registration Statement on Form S-1 of the Company, filed as of December 17, 1999, Registration No. 333-90165).
10.10*		Sublease, dated as of August 24, 2001, between Echo Bay Management Corp. and XCare.net, Inc. (incorporated by reference to Exhibit 12.1 to the Annual Report on Form 10-K of the Company for the year ended December 31, 2001, filed as of March 26, 2002, Commission File No. 000-29273).
10.11*		Form of Healthcare.com Corporation Severance Compensation and Restrictive Covenant Agreement (incorporated by reference to Exhibit 2.6 to the Current Report on Form 8-K of the Company, filed as of May 18, 2001, Commission File No. 000-29273).
10.12*	*	Consulting Agreement, dated as of December 12, 2000, between Healthcare.com Corporation and Joseph G. Bleser.
10.13*	*	Amendment No. 1, dated as of August 10, 2001, to Consulting Agreement, dated as of December 12, 2002, between Healthcare.com Corporation and Joseph G. Bleser.
10.14*		Form of Indemnification Agreement entered into by Quovadx, Inc. with each of its directors and executive officers (incorporated by reference to Exhibit 11.1 to the Annual Report on Form 10-K of the Company for the year ended December 31, 2001, filed as of March 26, 2002, Commission File No. 000-29273).
16.1*		Letter, dated as of April 17, 2001, from PricewaterhouseCoopers LLP to the United States Securities and Exchange Commission (incorporated by reference to Exhibit No. 16.1 to the Current Report on Form 8-K of the Company, filed as of April 18, 2001, Commission File No. 000-29273).
21**		Subsidiaries of Quovadx, Inc.
23.1**		Consent of Ernst & Young, LLP, Independent Auditors.
23.2**		Consent of PricewaterhouseCoopers LLP, Independent Accountants.
99.1**		Certifications pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference.

**	Filed herewith

***	Constitutes a management contract or compensatory plan or arrangement.