Form 10-Q
period 2003-03-31
QUOVADX INC
filed 2003-05-13
CIK 1094561

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

(303) 488-2019

(Registrant’s telephone number)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐

      At May 13, 2003, 30,518,858 shares of common stock were outstanding.

PART I FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
QUOVADX, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FORWARD-LOOKING STATEMENTS
OVERVIEW
RISK FACTORS
PART II OTHER INFORMATION
SIGNATURES
SARBANES-OXLEY SECTION 302(a) CERTIFICATION
SARBANES-OXLEY SECTION 302(a) CERTIFICATION
EX-3.1 Restated Certificate of Incorporation
EX-99.1 Certification Pursuant to 18 USC Sec.1350

QUOVADX, INC.

PART I FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

QUOVADX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share amounts)
(Unaudited)

	March 31,	December 31,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$38,805	$31,244
Short-term investments	6,104	16,377
Accounts receivable, net of allowance of $1,773 and $2,370, respectively	11,916	10,980
Unbilled accounts receivable	7,048	5,571
Other current assets	3,538	1,904

Total current assets	67,411	66,076
Property and equipment, net	4,851	5,326
Software, net	19,543	20,465
Other intangible assets, net	5,808	6,266
Other assets	6,219	6,476

Total assets	$103,832	$104,609

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,740	$1,288
Accrued liabilities	7,984	6,007
Unearned revenue	8,180	8,241

Total current liabilities	17,904	15,536
Deferred revenue	1,750	2,125

Total liabilities	19,654	17,661

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value; 100,000,000 authorized and 30,196,425 and 30,176,159 shares issued and outstanding	302	302
Additional paid-in capital	226,691	226,685
Accumulated deficit	(142,815)	(140,039)

Total stockholders’ equity	84,178	86,948

Total liabilities and stockholders’ equity	$103,832	$104,609

The accompanying notes are an integral part of these condensed consolidated financial statements

QUOVADX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share amounts)
(Unaudited)

	Three Months Ended
	March 31,

	2003	2002

Revenue:
License	$5,340	$3,640
Services	4,554	7,028
Recurring	7,539	7,101

Total revenue	17,433	17,769
Cost of revenue:
License	2,928	1,083
Services	3,003	3,837
Recurring	4,889	5,005

Total cost of revenue	10,820	9,925

Gross profit	6,613	7,844

Operating expenses:
Sales and marketing	3,842	2,736
General and administrative	3,030	3,352
Research and development	2,247	1,432
Amortization of acquired intangibles	457	570

Total operating expenses	9,576	8,090

Loss from operations	(2,963)	(246)
Gain on sale of assets	—	87
Interest income, net	189	261

Net income (loss)	$(2,774)	$102

Net income (loss) per common share — basic	$(0.09)	$0.00

Weighted average common shares outstanding — basic	30,188	29,721

Net income (loss) per common share — diluted	$(0.09)	$0.00

Weighted average common shares outstanding — diluted	30,188	30,867

The accompanying notes are an integral part of these condensed consolidated financial statements

QUOVADX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,

	2003	2002

Cash flows from operating activities
Net income (loss)	$(2,774)	$102
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,357	1,964
Amortization of acquired intangibles	457	570
Gain on sale of assets	—	(87)
Amortization of unearned compensation	—	66
Bad debt expense	275	—
Change in assets and liabilities:
Accounts receivable	(855)	873
Unbilled accounts receivable	(1,924)	66
Other assets	(1,377)	257
Accounts payable	452	(947)
Accrued liabilities	2,067	(3,783)
Unearned and deferred revenue	(436)	(1,702)

Net cash used in operating activities	(1,758)	(2,621)

Cash flows from investing activities
Purchase of property and equipment	(296)	(269)
Capitalized software	(665)	(1,114)
Sales of short-term investments	10,912	17,754
Purchases of short-term investments	(638)	(12,533)
Business acquisitions, net of acquired cash	—	(1,633)

Net cash provided by investing activities	9,313	2,205

Cash flows from financing activities
Proceeds from issuance of common stock	6	170

Net cash provided by financing activities	6	170

Net increase (decrease) in cash and cash equivalents	7,561	(246)
Cash and cash equivalents at beginning of period	31,244	25,383

Cash and cash equivalents at end of period	$38,805	$25,137

Supplemental disclosure of non-cash financing transactions
Issuance of common stock in business acquisition	$—	$920
Receipt of stock in asset sale	—	662

The accompanying notes are an integral part of these condensed consolidated financial statements

QUOVADX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Interim Financial Statements

      The accompanying condensed consolidated financial statements of Quovadx, Inc. (“Quovadx,” the “Company,” “we” or “us”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures are adequate to make the information presented not misleading. The unaudited financial statements have been prepared on the same basis as our annual financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for a fair presentation in accordance with accounting principles generally accepted in the United States. The results for the three months ended March 31, 2003 are not necessarily indicative of the results expected for the full year. These financial statements should be read in conjunction with the audited financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2002.

      Reclassifications. Certain prior year information has been reclassified to conform with the current year presentation.

2.	Business Acquisition and Asset Sale

      On March 1, 2002, the Company completed the sale of certain assets of its Advica subsidiary to Royal Health Care of Long Island, LLC, d/b/a Royal Health Care (“Royal”). Under the terms of the asset sale agreement, Royal acquired the medical management services business, including personnel, property, key contracts and equipment. The Company retained the core systems and information technology of Advica and entered into an agreement to provide application service provider services to Royal for a period of seven years. As consideration for the sale of assets and services to be provided, the Company received cash of $475,000 and a 4.6% equity interest in Royal valued at $2.7 million based on an independent appraisal. Based on the warranty provisions and payment milestones associated with the services agreement, the Company allocated $1.2 million of the consideration received to the services agreement which will be recognized into revenue on a straight line basis over the term of the services agreement. The remaining $2.0 million of consideration received was allocated to the sale of assets and the Company recorded a gain of $87,000 as a result of the sale. The equity interest in Royal is recorded at cost in other assets as the Company does not have significant influence on the operations of Royal.

      On March 27, 2002, the Company purchased all of the outstanding stock of Outlaw Technologies, Inc. (“Outlaw”). The Company purchased Outlaw to add a customer relationship management application to our suite of Adaptive Applications. The purchase price, totaling $2.7 million included 138,575 shares of the Company’s common stock and $1.8 million in cash and professional fees directly related to the acquisition. The Company allocated the purchase price based on the fair value of assets and liabilities acquired determined in an independent appraisal as follows: $1.7 million in goodwill, $0.8 million in software, $0.7 million in other intangible assets, $0.3 million in cash and other current assets, and $0.6 million in liabilities.

      The Company retained an independent appraiser to assist with the assigning of fair values to the identifiable intangibles acquired from Outlaw. The valuation relied on methodologies that most closely related to the fair market value assignment with the economic benefits provided by each asset and risks associated with the assets. Operating results have been included in the consolidated financial results from the date of acquisition. Had the Outlaw acquisition taken place on January 1, 2002, the results of operations would not have been significantly different for the three months ended March 31, 2002.

QUOVADX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Net Income (Loss) per Common Share

      Net income (loss) per common share (“EPS”) is calculated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share.” Under the provisions of SFAS No. 128, basic EPS is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if stock options were exercised, resulting in the issuance of common stock that would share in the earnings of the Company. Potential dilution of the stock options exercisable into common stock is computed using the treasury stock method based on the average fair market value of the stock. In periods where the Company has a net loss the effect of common stock equivalents is excluded from the computation of diluted EPS since their effect would decrease the loss per share. The diluted weighted average common shares calculation for the three months ended March 31, 2003 excludes 457,895 options to purchase common stock because their effect would have been anti-dilutive.

      The following table sets forth the computation of the numerators and denominators in the basic and diluted net income (loss) per common share calculations for the periods indicated (in thousands):

	Three Months Ended
	March 31,

	2003	2002

Numerator:
Net income (loss) available to common stockholders	$(2,744)	$102

Denominator:
Weighted average common shares outstanding — basic	30,188	29,721
Effect of dilutive securities:
Employee stock options	—	1,146

Weighed average common shares outstanding — diluted	30,188	30,867

4.	Segment Information

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

      The Company operates in three segments: professional services, software licenses and recurring revenue. The professional services segment includes revenue generated from software implementation, development and integration. The software license segment includes revenue from perpetual software license sales and software subscriptions. The recurring revenue segment includes revenue generated from outsourcing, hosting, maintenance, transactions, and other recurring services.

QUOVADX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Following is a breakout by segment. The margin for the segments excludes corporate expenses. The “other” category includes corporate expenses and eliminations.

	Software	Professional				Consolidated
	License	Services	Recurring	Other		Total

	(In thousands)
Three Months Ended March 31,
2003
Total revenues	$5,340	$4,554	$7,539	$—		$17,433
Gross Profit	2,412	1,551	2,650	—		6,613
Assets	—	—	—	103,832	(1)	103,832
Capital expenditures	—	—	—	296	(1)	296
2002
Total revenues	$3,640	$7,028	$7,101	$—		$17,769
Gross Profit	2,557	3,191	2,096	—		7,844
Assets	—	—	—	210,606	(1)	210,606
Capital expenditures	—	—	—	269	(1)	269

(1)	A breakout of assets and capital expenditures for all segments is not provided to our chief operating decision-maker. The other column represents the amount to reconcile to the consolidated total.

5.     Goodwill and Other Intangibles

      The Company adopted Financial Accounting Standard (SFAS) No. 142, “Goodwill and Other Intangible Assets” in 2002. In accordance with SFAS No. 142, the Company did not record amortization expense related to goodwill for acquisitions entered into after July 1, 2001 and for all acquisitions as of January 1, 2002.

      SFAS No. 142, requires that the company test goodwill annually for impairment and more frequently if events or changes in circumstances indicate assets might be impaired. The Company performed a transitional impairment test upon the adoption of SFAS No. 142 on January 1, 2002 and recorded no impairment as a result of this test. The Company had identified the fourth quarter as the period for its annual impairment test. However, due to significant negative industry and economic trends affecting the market value of the Company’s common stock, the Company performed an interim test of goodwill impairment in the third quarter of 2002. As a result of this interim test, the Company recorded an impairment charge of $93.1 million to reduce goodwill based on the amount that the carrying value of the goodwill exceeded its fair value. This impairment charge eliminated goodwill associated with all previous acquisitions and related to each of the Company’s reportable segments.

      Intangible assets recognized in the Company’s acquisitions are being amortized over their estimated lives ranging from three to eight years. The following table provides information relating to the Company’s amortized and unamortized intangible assets as of March 31, 2003 (in thousands):

		Accumulated
	Cost	Amortization

Amortized intangible assets:
Customer base	$5,965	$(1,263)
Tradenames, patents and other	1,743	(637)

Total	$7,708	$(1,900)

QUOVADX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Stock Option Compensation

      At March 31, 2003, the Company had three stock option plans and an employee stock purchase plan. The Company has elected to account for stock-based compensation arrangements using the intrinsic value method under the provisions of Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”. Under this method, stock compensation is recognized to the extent that the exercise price is less than the market price for the underlying stock on the date of grant. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands except per share amounts).

	Three Months Ended
	March 31,

	2003	2002

Net income (loss):
As reported	$(2,774)	$102
Plus: stock based compensation recognized under intrinsic value method	—	66
Less: stock based compensation under fair value method	(1,004)	(1,403)

Pro forma net loss	(3,778)	(1,235)
Net income (loss) per common share:
As reported	$(0.09)	$0.00
Pro forma	(0.13)	(0.04)

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

OVERVIEW

      Quovadx provides software and services to enable companies to achieve competitive process advantage. QDX™ Platform V is application development software that allows our customers to leverage the processes and data in existing legacy applications and databases while they develop new composite applications. The key to attaining a competitive process advantage is owning a software platform that provides software components that customers can easily modify to react to changing business processes. QDX Platform V software speeds development and deployment of our customers’ process and integration applications to improve their business processes and to achieve competitive process advantage. In addition, Quovadx adds extensive professional service capabilities, including consulting, implementation, hosting, transaction services and operations management. We believe our model creates value for our customers by allowing them to automate and extend valuable business processes and transact business in real-time with their trading partners (customers, suppliers, business partners), while preserving the significant investments they have made in their legacy systems. We believe our key differentiator is proven by the complex business applications we have built on QDX Platform V. We have nine of these applications called Adaptive Applications: QDX™ HIPAA Express; the INSURENET® Solution; QDX™ Case Management; QDX™ Utilization Management; QDX™ Disease Management; QDX™ Quick Trials; QDX™ Trading Partner Manager; QDX™ Customer Focus; and the QDX™ Payer Solution Suite. These applications demonstrate that QDX Platform V is a complete toolset, capable of undertaking the most complex application integration and business process management problems. Our Adaptive Applications offer our customers an alternative to the high cost of developing a custom application and the inflexibility of implementing a packaged application. Adaptive Applications, built on QDX Platform V, include 50% to 75% of the required “out-of-the-box” business process functionality that an enterprise needs. Our Adaptive Applications enable our customers to incorporate their best practices into the software to gain Competitive Process Advantages and allow an organization to rapidly tailor and tune business processes in response to evolving requirements, regulations and policies. The result is a quickly deployable, customized solution.

Operating Segments

      We operate in three segments: professional services, software licenses, and recurring revenue. The professional services segment includes revenue generated from software implementation, development, and integration. The software license segment includes revenue from perpetual software license sales and from software subscriptions. The recurring revenue segment includes revenue generated from outsourcing, hosting, maintenance, transactions, and other recurring services.

Business Acquisitions and Asset Sale

      During 2002, the Company completed the sale of certain assets of its Advica Health Resources subsidiary to Royal Health Care of Long Island, LLC, d/b/a Royal Health Care (“Royal”) for $475,000 in cash and 4.6% of the outstanding equity in Royal. In conjunction with the sale, Quovadx and Royal signed a seven-year application service provider (“ASP”) agreement. Under the terms of the asset sale agreement, Royal assumed Advica’s medical management services business, including personnel, property, key contracts, and equipment. Quovadx retained Advica’s core systems and information technology, which it continues to operate in conjunction with its service obligations to Royal under the ASP agreement. The Company recorded a gain on the sale of assets of $87,000.

      On March 27, 2002, the Company purchased all of the outstanding stock of Outlaw Technologies, Inc. (“Outlaw”). The Company purchased Outlaw to add a customer relationship management application to our suite of Adaptive Applications. The purchase price, totaling $2.7 million included 138,575 shares of the Company’s common stock and $1.8 million in cash and professional fees directly related to the acquisition. The Company allocated the purchase price based on the fair value of assets and liabilities acquired determined in an independent appraisal as follows: $1.7 million in goodwill, $0.8 million in software, $0.7 million in other intangible assets, $0.3 million in cash and other current assets, and $0.6 million in liabilities.

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

      When collection of fees is not probable, revenue is recognized as cash is collected. The Company does not require collateral from its customers.

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

Software Development Costs

      Software development costs are required to be expensed until the point that technological feasibility of the product is established. Once technological feasibility is established, such costs are capitalized until general availability of the product. The establishment of technological feasibility and continuing evaluation of the recoverability of the capitalized software development costs requires management’s judgment with respect to the impact of external factors such as future revenue, estimated economic life and changes in software and hardware technologies. Capitalized software development costs are amortized on a straight-line basis over an estimated life, which is generally three to five years. The Company capitalizes internal and external labor incurred in developing the software once technological feasibility is attained. At March 31, 2003, the Company has $4.8 million of capitalized software development costs, net of amortization.

Results of Operations

      The following table sets forth, for the periods indicated, certain items from the Company’s statements of operations as a percentage of total revenue:

	Three Months Ended
	March 31,

	2003	2002

Revenue:
License	30.6%	20.5%
Service	26.1	39.5
Recurring	43.3	40.0

Total revenue	100.0%	100.0%

Cost of revenue:
License	16.8	6.1
Service	17.2	21.6
Recurring	28.0	28.2

Total cost of revenue	62.0	55.9

Gross profit	38.0%	44.1%

Operating Expenses:
Sales and marketing	22.0	15.4
General and administrative	17.4	18.9
Research and development	12.9	8.1
Amortization of acquired intangibles	2.6	3.2

Total operating expenses	116.9	101.5

Loss from operations	(16.9)	(1.5)
Gain on sale of assets	—	0.5
Interest income, net	1.1	1.5

Net income (loss)	(15.8)%	0.5%

Comparison of the Company’s Results for the Three Months Ended March 31, 2003 and 2002.

      Total revenue. Total revenue decreased $0.3 million, or 2%, to $17.4 million for the three months ended March 31, 2003 from $17.7 million for the three months ended March 31, 2002. Professional services revenue was $4.5 million for the three months ended March 31, 2003, a decline of $2.5 million or 35% from the three months ended March 31, 2002. The decrease in professional services revenue was primarily due to the completion of several large consulting projects. Offsetting the decrease was an increase in software license revenue of $1.7 million over the first quarter of 2002, which was due the Company’s drive to increase software sales, the introduction of QDX Platform V in the fourth quarter of 2002, and the expansion of the Company’s line of Adaptive Applications. Recurring revenue increased 6% to $7.5 million for the three months ended March 31, 2003 from $7.1 million in the comparable 2002 period.

      Cost of revenue. Cost of revenue, which includes amortization of software, increased $0.9 million, or 9%, to $10.8 million for the three months ended March 31, 2003 from $9.9 million from the three months ended March 31, 2002. Cost of revenue for the license segment increased due to an increase in software royalty expense of $1.2 million as a result of increased sales of third party software in the three months ended March 31, 2003. Software amortization increased $0.5 million over the three months ended March 31, 2002 primarily due an increase in the Company’s capitalized software balance from the continued development of the Company’s software products and the acquisition of Outlaw. Professional services cost of revenue decreased due to a decrease in headcount from 299 for the three months ended March 31, 2002 to 264 for the three months ended March 31, 2003. Recurring costs decreased due to the sale of Advica assets which accounted for $416,000 of the cost of revenue in the first quarter of 2002. As a percentage of revenue, cost of sales increased from 55.9% for the three months ended March 31, 2002 to 62% for the three months ended March 31, 2003.

      Sales and marketing. Sales and marketing expenses increased $1.1 million, or 40%, to $3.8 million for the three months ended March 31, 2003 from $2.7 million for the three months ended March 31, 2002. Sales and marketing expenses increased due to an increase in the size of the Company’s sales force and product marketing professionals. Headcount increased from 47 for the first quarter of 2002 to 75 in the first quarter of 2003. Bonus and commission expense was also higher due to an increase in software sales. As a percentage of revenue, sales and marketing expense increased 6.6% to 22.0% for the three months ended March 31, 2003 compared to 15.4% for the three months ended March 31, 2002.

      General and administrative. General and administrative expenses decreased $0.3 million, or 10%, to $3.0 million for the three months ended March 31, 2003 from $3.3 million from the year earlier period. The decrease in general and administrative expenses was primarily due to lower spending on legal and telecommunications expense. As a percentage of revenue, general and administrative expense decreased 1.5% to 17.4% for the three months ended March 31, 2003 compared to 18.9% for the three months ended March 31, 2002.

      Research and development. Research and development expenses increased $0.8 million, or 57%, to $2.2 million for the three months ended March 31, 2003 from $1.4 million for the three months ended March 31, 2002. This increase is primarily due to the decrease in the size and number of capitalizable software development projects. Capitalized software development costs decreased from $1.1 million in the first quarter of 2002 to $0.7 million in the first quarter of 2003. As a percentage of revenue, research and development expense increased 4.8% to 12.9% for the three months ended March 31, 2003 compared to 8.1% for the three months ended March 31, 2002.

      Amortization of acquired intangibles. The amortization of acquired intangibles results from assets purchased through our business acquisitions. Intangible assets amortization for the three months ended March 31, 2003 and 2002 were $0.5 million and $0.6 million, respectively. The decrease is primarily due to the full amortization of an intangible asset acquired in the Healthcare.com purchase in the first quarter of 2003.

      Interest income. Interest income includes interest income on cash, cash equivalents and short-term investment balances. Interest income decreased $0.1 million, to $0.2 million for the three months ended March 31, 2003 from $0.3 million for the prior year period. The decrease in interest income is due to lower interest rates and the decrease in the Company’s cash and short-term investments balance used to fund operations.

      Income tax benefit. A provision for federal and state income taxes has not been recorded for the three months ended March 31, 2003 and 2002, as we have incurred a net operating loss for the 2003 period and have incurred a net operating loss for the 2002 full year. We believe that, based on the history of losses and other factors, the weight of available evidence indicates that it is more likely than not that we will not be able to realize our deferred tax assets, and thus a full valuation allowance has been recorded against such assets as of March 31, 2003 and December 31, 2002.

      Segment margins. Segment results represent margins which, for segment reporting purposes, exclude certain costs and expenses, including corporate expenses, taxes other than income and other non-recurring charges. See Note 4 to the condensed consolidated financial statements.

	Three Months Ended
	March 31,
			Increase/
	2003	2002	(Decrease)

Software license	$2,412	$2,557	$(145)
Professional services	1,551	3,191	(1,640)
Recurring revenue	2,650	2,096	554

	$6,613	$7,844	$(1,231)

      Margin for professional services decreased over the three months ended March 31, 2003 primarily due a 35% decrease in the revenue recognized from the professional services segment. The decrease in software license margin is primarily due to an increase in royalty expense. The growth in the recurring revenue segment is primarily related to growth in the Company’s maintenance revenue. The sale of the Advica subsidiary in the first quarter of 2002 also added to the increase in the recurring revenue margin.

Liquidity and Capital Resources

      We have historically financed our operations through a combination of cash flow from operations, private sales of common and convertible preferred stock, issuances of convertible promissory notes and public sales of common stock. Since our IPO in February 2000, we have financed our operations with the proceeds of that offering and cash flow from operations.

      We expect to use our cash, cash equivalents and short-term investments for general corporate purposes, working capital and capital expenditures, to fund our operations and to continue expanding our product offerings. The amounts and timing of our actual expenditures will depend upon numerous factors, including the status of our product development efforts, marketing and sales activities and the amount of cash generated by our operations and competition. We may find it necessary or advisable to use portions of our cash and cash equivalents and short-term investments for other purposes. A portion of our cash, cash equivalents and short-term investments may also be used to acquire or invest in complementary businesses or products or to obtain the right to use synergistic technologies. Pending use of our cash and cash equivalents and short-term investments for the above purposes, we intend to invest such funds in short-term, interest-bearing, investment-grade securities.

      Net cash used in operating activities for the three months ended March 31, 2003 was $1.8 million compared to $2.6 million for the three months ended March 31, 2002. The decrease in net cash used in operating activities for the three months ended March 31, 2003 is primarily attributable to payments for acquisition related accounts payables and accrued liabilities during the first quarter of 2002. Partially offsetting the decrease is the increase in our net loss for the three months ended March 31, 2003 over 2002.

      Net cash provided by investing activities for the three months ended March 31, 2003 was $9.3 million compared to $2.2 million in the same period of the prior year. Investing activities consist of purchases of computer hardware and software, office furniture and equipment, purchase and sales of investments, additions to capitalized software, and cash used in the business acquisitions. Software capitalized for the three months ended March 31, 2003 decreased $0.4 million from the three months ended March 31, 2002. Additionally, there was an increase of $5.1 million in net sales of short-term investments from the three months ended March 31, 2002.

      Net cash provided by financing activities for the three months ended March 31, 2003 decreased $164,000 which was primarily related to exercise of stock options.

      The Company has commitments pursuant to certain real property lease obligations, and these obligations have not materially changed since December 31, 2002.

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

      Although we have had profitable quarters, we incurred losses for the three months ended March 31, 2003 and the years ended December 31, 2002, 2001 and 2000. As of March 31, 2003, we had an accumulated deficit of $143 million. Since our IPO in February of 2000, we have funded our business primarily from the cash generated from the sale of our stock and cash flow from operations. We expect to continue to incur significant sales and marketing, research and development and general and administrative expenses that may exceed our revenue. As a result, we may experience losses and negative cash flows in the future. Failure to achieve and maintain profitability may cause our stock price to decline and impair our business and financial prospects.

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

      The healthcare market itself is highly regulated and subject to changing political, economic and regulatory influences. These factors affect the purchasing practices and operations of healthcare organizations. Changes in current healthcare financing and reimbursement systems, such as modifications which may be required by the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), may cause us to make unplanned enhancements of software applications or services, result in delays or cancellations of orders, or result in the revocation of endorsement of our applications and services by healthcare participants. The effect of HIPAA is difficult to predict and there can be no assurances that we will adequately address the business risks created by HIPAA and its implementation or that we will be able to take advantage of any resulting business opportunities.

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

      On November 14, 2001, a shareholder class action complaint was filed in the United States District Court, Southern District of New York. On April 19, 2002, plaintiffs filed an amended complaint. The amended complaint asserts that the prospectus from the Company’s February 10, 2000 initial public offering (“IPO”) failed to disclose certain alleged improper actions by various underwriters for the offering in the allocation of the IPO shares. The amended complaint alleges claims against certain underwriters, the Company and certain officers and directors under the Securities Act of 1933 and the Securities Exchange Act of 1934 (Bartula v. XCare.net, Inc., et al ., Case No. 01-CV-10075). Similar complaints have been filed concerning more than 300 other IPO’s; all of these cases have been coordinated as In re Initial Public Offering Securities Litigation, 21 MC 92. In a negotiated agreement, individual defendants, including all of the individuals named in the complaint filed against the Company, were dismissed without prejudice, subject to a tolling agreement. Issuer and underwriter defendants in these cases filed motions to dismiss and, on February 19, 2003, the Court issued an opinion and order on those motions that dismissed selected claims against certain defendants, including the Rule 10b-5 fraud claims against the Company, leaving only the Section 11 strict liability claims under the Securities Act of 1933 against the Company. The Company believes it has meritorious defenses. We do not believe that the outcome of this action will have a material adverse effect on our financial position, results of operations or liquidity; however, litigation is inherently uncertain and we can make no assurance as to the ultimate outcome or effect.

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

      The Company is engaged from time to time in routine litigation that arises in the ordinary course of our business.

Item 2.	Changes in Securities and Use of Proceeds

      Not applicable.

Item 3.	Defaults Upon Senior Securities

      Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

      Not applicable.

Item 5.	Other Information

      Not applicable.

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits

The Exhibit Index is attached to this Report on Form 10-Q is incorporated herein by reference.

      (b) Report on Form 8-K

(i)	On January 9, 2003, we filed a Current Report on Form 8-K in connection with the publication of our investor newsletter on January 9, 2003.

(ii)	On February 5, 2003, we filed a Current Report on Form 8-K to report that on February 4, 2003 we announced our financial results for the quarter and year ended December 31, 2002.

SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

QUOVADX, INC.

By:	/s/ LORINE R. SWEENEY

Lorine R. Sweeney
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2003

By:	/s/ GARY T. SCHERPING

Gary T. Scherping
Executive Vice President
and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 13, 2003

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

      4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

      5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ LORINE R. SWEENEY

Lorine R. Sweeney,
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2003

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

      4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

      5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ GARY T. SCHERPING

Gary T. Scherping,
Executive Vice President
and Chief Financial Officer
(Principal Financial Officer)

Date: May 13, 2003

EXHIBIT INDEX

Exhibit
Number	Description of Document

2.1	Agreement and Plan of Merger and Reorganization, dated as of May 14, 2001, by and among the registrant, Orbit Acquisition Corp., and Healthcare.com Corporation (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of the registrant, filed as of May 18, 2001).
3.1	Restated Certificate of Incorporation of the registrant.
3.2	Bylaws of the registrant (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-1 of the registrant, filed as of November 2, 1999, Registration No. 333-90165).
4.1	Specimen stock certificate representing shares of Common Stock of Quovadx, Inc. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of the registrant, filed as of October 16, 2001).
4.2	Preferred Stock Rights Agreement, dated as of July 24, 2000, between the registrant and ChaseMellon Shareholder Services, L.L.C., as Rights Agent, including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively (incorporated by reference to Exhibit 1 to the Registration Statement on Form 8-A filed by the registrant with the Commission on July 28, 2000).
4.3	Registration Rights Agreement, dated as of June 7, 2001, between the registrant and certain Shareholders (as identified therein) of Confer Software, Inc. (incorporated by reference to Exhibit 4.3 to the Registration Form on S-1 of the registrant, filed as of July 17, 2001, Registration No. 333-65280).
4.4	Registration Rights Agreement, dated as of December 14, 2001, between the registrant and Francis Carden (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-3 filed by the registrant as of January 23, 2002, Registration No. 333-81210).
10.1	Amended and Restated 1997 Stock Plan and related agreements (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 filed by the registrant as of May 16, 2002, Registration No. 333-88408).*
10.2	Amended and Restated 1999 Employee Stock Purchase Plan and related agreements (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-8 filed by the registrant as of April 1, 2003, Registration No. 333-104184).*
10.3	Amended and Restated 1999 Director Option Plan and related agreements (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8 filed by the registrant as of May 16, 2002, Registration No. 333-88408).*
10.4	Amended and Restated 2000 Nonstatutory Stock Option Plan and related agreements (incorporated by reference to Exhibit 4.9 to the Registration Statement on Form S-8 filed by the registrant as of April 1, 2003, Registration No. 333-104184).*
10.5	Amended and Restated Healthcare.com Corporation Non-Employee Director Stock Option Plan (filed as of August 13, 1999, as Exhibit 10 to the Quarterly Report on Form 10-Q of Healthcare.com Corporation for the quarter ended June 30, 1999, Commission File No. 0-27056, and incorporated by reference to Exhibit 10.42 to the Registration Statement on Form S-4 filed by the registrant as of June 29, 2001, Registration No. 333-64282).*
10.6	Healthcare.com Corporation Adjustment Stock Option Plan (filed as of October 24, 1995, as Exhibit 10.5 to Amendment No. 1 to the Registration Statement on Form S-1 of Healthcare.com Corporation, Registration No. 33-96478, and incorporated by reference to Exhibit 10.43 to the Registration Statement on Form S-4 filed by the registrant as of June 29, 2001, Registration No. 333-64282).*
10.7	Healthcare.com Corporation Restated Stock Option Plan Two (filed as of May 11, 1998, as Exhibit 10.2 to the Quarterly Report on Form 10-Q of Healthcare.com Corporation for the quarter ended March 31, 1998, Commission File No. 0-27056, and incorporated by reference to Exhibit 10.44 to the Registration Statement on Form S-4 filed by the registrant as of June 29, 2001, Registration No. 333-64282).*
10.8	Offer letter, dated as of February 20, 2002, with David E. Nesvisky (incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K of the registrant for the year ended December 31, 2002, filed as of March 31, 2003, Commission File No. 000-29273).*

Exhibit
Number	Description of Document

10.9	Office Lease Agreement, effective as of November 8, 1999, between Mountain States Mutual Casualty Company and the Company (incorporated by reference to Amendment 1 to the Registration Statement on Form S-1 filed by the registrant as of December 17, 1999, Registration No. 333-90165).
10.10	Sublease, dated as of August 24, 2001, between Echo Bay Management Corp. and the registrant (incorporated by reference to Exhibit 12.1 to the Annual Report on Form 10-K of the registrant for the year ended December 31, 2001, filed as of March 26, 2002).
10.11	Form of Healthcare.com Corporation Severance Compensation and Restrictive Covenant Agreement (incorporated by reference to Exhibit 2.6 to the Current Report on Form 8-K of the Company, filed as of May 18, 2001).*
10.12	Consulting Agreement, dated as of December 12, 2000, between Healthcare.com Corporation and Joseph G. Bleser (incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K of the registrant for the year ended December 31, 2002, filed as of March 31, 2003).
10.13	Amendment No. 1, dated as of August 10, 2001, to Consulting Agreement, dated as of December 12, 2002, between Healthcare.com Corporation and Joseph G. Bleser (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K of the registrant for the year ended December 31, 2002, filed as of March 31, 2003).
10.14	Form of Indemnification Agreement entered into by the registrant with each of its directors and executive officers (incorporated by reference to Exhibit 11.1 to the Annual Report on Form 10-K of the registrant for the year ended December 31, 2001, filed as of March 26, 2002).
99.1	Certifications pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Constitutes a management contract or compensatory plan or arrangement.