Form 10-Q
period 2003-06-30
QUOVADX INC
filed 2003-08-05
CIK 1094561

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003

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

      At August 4, 2003, 30,537,391 shares of common stock were outstanding.

QUOVADX, INC.

PART I FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

QUOVADX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share amounts)
(Unaudited)

	June 30,	December 31,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$36,600	$31,244
Short-term investments	5,491	16,377
Accounts receivable, net of allowance of $2,037 and $2,370, respectively	8,762	10,980
Unbilled accounts receivable	8,037	5,571
Other current assets	3,506	1,904

Total current assets	62,396	66,076
Property and equipment, net	4,680	5,326
Software, net	18,901	20,465
Other intangible assets, net	5,502	6,266
Other assets	6,095	6,476

Total assets	$97,574	$104,609

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,448	$1,288
Accrued liabilities	5,512	6,007
Unearned revenue	6,668	8,241

Total current liabilities	13,628	15,536
Deferred revenue	—	2,125

Total liabilities	13,628	17,661

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value; 100,000,000 authorized and 30,518,858 and 30,176,159 shares issued and outstanding	305	302
Additional paid-in capital	227,105	226,685
Accumulated deficit	(143,464)	(140,039)

Total stockholders’ equity	83,946	86,948

Total liabilities and stockholders’ equity	$97,574	$104,609

The accompanying notes are an integral part of these condensed consolidated financial statements

QUOVADX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Revenue:
License	$7,242	$1,727	$12,582	$5,367
Services	4,317	6,434	8,871	13,462
Recurring	7,785	7,113	15,324	14,214

Total revenue	19,344	15,274	36,777	33,043

Cost of revenue:
License	2,158	1,415	5,086	2,498
Services	3,129	4,682	6,132	8,519
Recurring	5,164	4,426	10,053	9,431

Total cost of revenue	10,451	10,523	21,271	20,448

Gross profit	8,893	4,751	15,506	12,595

Operating expenses:
Sales and marketing	4,052	3,479	7,894	6,215
General and administrative	3,146	3,247	6,176	6,599
Research and development	2,246	1,777	4,493	3,209
Amortization of acquired intangibles	307	553	764	1,123

Total operating expenses	9,751	9,056	19,327	17,146

Loss from operations	(858)	(4,305)	(3,821)	(4,551)
Gain on sale of assets	—	—	—	87
Interest income, net	207	292	396	553

Net loss	$(651)	$(4,013)	$(3,425)	$(3,911)

Net loss per common share — basic and diluted	$(0.02)	$(0.13)	$(0.11)	$(0.13)

Weighted average common shares outstanding — basic and diluted	30,406	30,013	30,297	29,870

The accompanying notes are an integral part of these condensed consolidated financial statements

QUOVADX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,

	2003	2002

Cash flows from operating activities
Net loss	$(3,425)	$(3,911)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,446	4,273
Amortization of acquired intangibles	764	1,123
Gain on sale of assets	—	(87)
Amortization of unearned compensation	—	119
Bad debt expense	477	—
Change in assets and liabilities:
Accounts receivable	1,741	(2,718)
Unbilled accounts receivable	(2,466)	1,063
Other assets	(1,220)	(1,167)
Accounts payable	160	(820)
Accrued liabilities	(496)	(3,982)
Unearned and deferred revenue	(3,698)	243

Net cash used in operating activities	(3,717)	(5,864)

Cash flows from investing activities
Purchase of property and equipment	(569)	(774)
Capitalized software	(1,667)	(2,075)
Sales of short-term investments	15,054	11,625
Purchases of short-term investments	(4,168)	(4,000)
Business acquisitions, net of acquired cash	—	(1,633)

Net cash provided by investing activities	8,650	3,143

Cash flows from financing activities
Proceeds from issuance of common stock	423	857

Net cash provided by financing activities	423	857

Net increase (decrease) in cash and cash equivalents	5,356	(1,864)
Cash and cash equivalents at beginning of period	31,244	25,383

Cash and cash equivalents at end of period	$36,600	$23,519

Supplemental disclosure of non-cash financing transactions
Issuance of common stock in business acquisition	$—	$920
Receipt of stock in asset sale	—	662

The accompanying notes are an integral part of these condensed consolidated financial statements

QUOVADX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Interim Financial Statements

      The accompanying condensed consolidated financial statements of Quovadx, Inc. (“Quovadx,” the “Company,” “we” or “us”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures are adequate to make the information presented not misleading. The unaudited financial statements have been prepared on the same basis as our annual financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for a fair presentation in accordance with accounting principles generally accepted in the United States. The results for the three and six months ended June 30, 2003 are not necessarily indicative of the results expected for the full year. These financial statements should be read in conjunction with the audited financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2002.

      Reclassifications. Certain prior year information has been reclassified to conform with the current year presentation.

2.	Net Loss per Common Share

      Net loss per common share (“EPS”) is calculated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share.” Under the provisions of SFAS No. 128, basic EPS is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if stock options were exercised, resulting in the issuance of common stock that would share in the earnings of the Company. Potential dilution of the stock options exercisable into common stock is computed using the treasury stock method based on the average fair market value of the stock. In periods where the Company has a net loss the effect of common stock equivalents is excluded from the computation of diluted EPS since their effect would decrease the loss per share. The diluted weighted average common shares calculation for the three and six months ended June 30, 2003 and 2002 excludes 521,996 and 1,824,561 options, respectively, to purchase common stock because their effect would have been anti-dilutive.

      The following table sets forth the computation of the numerators and denominators in the basic and diluted net loss per common share calculations for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Numerator:
Net loss available to common stockholders	$(651)	$(4,013)	$(3,425)	$(3,911)

Denominator:
Weighted average common shares outstanding — basic	30,406	30,013	30,297	29,870
Effect of dilutive securities:
Employee stock options	—	—	—	—

Weighed average common shares outstanding — diluted	30,406	30,013	30,297	29,870

QUOVADX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Segment Information

      Segment information has been prepared in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The Company defines operating segments as components of an enterprise for which discrete financial information is available and is reviewed regularly by the chief operating decision-maker or decision-making group, to evaluate performance and make operating decisions. The chief operating decision-making group reviews the revenue and margin by the nature of the services provided and reviews the overall results of the Company. Accounting policies of the segments are the same as those described in the summary of significant accounting policies in the company’s annual report on form 10K for the year ended December 31, 2002.

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

      Following is a breakout by segment.

	Software	Professional				Consolidated
	License	Services	Recurring	Other		Total

	(In thousands)
Three Months Ended June 30,
2003
Total revenue	$7,242	$4,317	$7,785	$—		$19,344
Gross Profit	5,084	1,188	2,621	—		8,893
Assets	—	—	—	97,574	(1)	97,574
Capital expenditures	—	—	—	273	(1)	273
2002
Total revenue	$1,727	$6,434	$7,113	$—		$15,274
Gross Profit	312	1,752	2,687	—		4,751
Assets	—	—	—	207,867	(1)	207,867
Capital expenditures	—	—	—	505	(1)	505

	Software	Professional				Consolidated
	License	Services	Recurring	Other		Total

	(In thousands)
Six Months Ended June 30,
2003
Total revenue	$12,582	$8,871	$15,324	$—		$36,777
Gross Profit	7,496	2,739	5,271	—		15,506
Assets	—	—	—	97,574	(1)	97,574
Capital expenditures	—	—	—	569	(1)	569
2002
Total revenue	$5,367	$13,462	$14,214	$—		$33,043
Gross Profit	2,869	4,943	4,783	—		12,595
Assets	—	—	—	207,867	(1)	207,867
Capital expenditures	—	—	—	774	(1)	774

(1)	A breakout of assets and capital expenditures for all segments is not provided to our chief operating decision-maker. The other column represents the amount to reconcile to the consolidated total.

QUOVADX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Goodwill and Other Intangibles

      The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” in 2002. In accordance with SFAS No. 142, the Company did not record amortization expense related to goodwill for acquisitions entered into after July 1, 2001 and for all acquisitions as of January 1, 2002.

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

      Intangible assets recognized in the Company’s acquisitions are being amortized over their estimated lives ranging from three to eight years. The following table provides information relating to the Company’s intangible assets as of June 30, 2003 (in thousands):

		Accumulated
	Cost	Amortization

Amortized intangible assets:
Customer base	$5,965	$(1,462)
Tradenames, patents and other	1,743	(744)

Total	$7,708	$(2,206)

5.	Stock Option Compensation

      At June 30, 2003, the Company had three stock option plans and an employee stock purchase plan. The Company has elected to account for stock-based compensation arrangements using the intrinsic value method under the provisions of Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”. Under this method, stock compensation is recognized to the extent that the exercise price is less than the market price for the underlying stock on the date of grant. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands except per share amounts).

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net loss:
As reported	$(651)	$(4,013)	$(3,425)	$(3,911)
Plus: stock based compensation recognized under intrinsic value method	—	53	—	119
Less: stock based compensation under fair value method	(2,451)	(2,787)	(3,455)	(4,190)

Pro forma net loss	$(3,102)	$(6,747)	$(6,880)	$(7,982)

Net loss per common share:
As reported	$(0.02)	$(0.13)	$(0.11)	$(0.13)
Pro forma	(0.10)	(0.22)	(0.23)	(0.27)

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with the condensed financial statements and the related notes that appear elsewhere in this document.

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

      License agreements generally provide that customers pay a license fee based on a specified number of instances of the software and the type of software modules licensed. Customers that purchase licenses generally enter into renewable one-year maintenance agreements that entitle the customer to receive unspecified updates on the software licensed, error corrections and telephone support, generally for a fixed fee.

      The methodology the Company uses to recognize software license and related services revenue is dependent on whether the Company has established vendor-specific objective evidence (“VSOE”) of fair value for the separate elements of a multiple-element agreement. If an agreement includes both license and service elements, the license fee is recognized on delivery of the software if the remaining services are not essential to the functionality of the software, the collection of the fees is probable, the fees are fixed and determinable, an agreement is signed and the Company has established VSOE of fair value for the remaining elements. Revenue from the related services is recognized as the services are provided. When the related services are essential to the functionality of the base product or when the Company has not established VSOE of fair value for the remaining services, the software license fees are deferred and the entire contract is recognized as the services are provided.

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

      Maintenance revenue is derived from agreements for providing unspecified software updates, error corrections and telephone support. Maintenance revenue is recognized ratably over the maintenance period, which is generally 12 months.

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

Software Development Costs

      Software development costs are required to be expensed until the point that technological feasibility of the product is established. Once technological feasibility is established, such costs are capitalized until the product has reached general availability. The establishment of technological feasibility and continuing evaluation of the recoverability of the capitalized software development costs requires management’s judgment with respect to the impact of external factors such as future revenue, estimated economic life and changes in software and hardware technologies. Capitalized software development costs are amortized on a straight-line basis over an estimated life, which is generally three years. The Company capitalizes internal and external labor costs incurred in developing the software once technological feasibility is attained. At June 30, 2003, the Company had $5.3 million of capitalized software development costs, net of amortization.

Results of Operations

      The following table sets forth, for the periods indicated, certain items from the Company’s statements of operations as a percentage of total revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Revenue:
License	37.4%	11.3%	34.2%	16.3%
Service	22.3	42.1	24.1	40.7
Recurring	40.3	46.6	41.7	43.0

Total revenue	100.0	100.0	100.0	100.0

Cost of revenue:
License	11.1	9.3	13.8	7.6
Service	16.2	30.6	16.7	25.8
Recurring	26.7	29.0	27.3	28.5

Total cost of revenue	54.0	68.9	57.8	61.9

Gross profit	46.0	31.1	42.2	38.1

Operating Expenses:
Sales and marketing	20.9	22.8	21.5	18.8
General and administrative	16.3	21.3	16.8	20.0
Research and development	11.6	11.6	12.2	9.7
Amortization of acquired intangibles	1.6	3.6	2.1	3.4

Total operating expenses	50.4	59.3	52.6	51.9

Loss from operations	(4.4)	(28.2)	(10.4)	(13.8)
Gain on sale of assets	—	—	—	0.3
Interest income, net	1.1	1.9	1.1	1.7

Net income (loss)	(3.3)%	(26.3)%	(9.3)%	(11.8)%

Comparison of the Company’s Results for the Three Months Ended June 30, 2003 and 2002.

      Total revenue. Total revenue increased $4.1 million, or 27%, to $19.3 million for the three months ended June 30, 2003 from $15.3 million for the three months ended June 30, 2002. Software license revenue was $7.2 million for the three months ended June 30, 2003, an increase of $5.5 million or 319% from the three months ended June 30, 2002. The increase in software license revenue was primarily due to the acceleration of $2.9 million of deferred software revenue from the early termination of a 4-year customer agreement and increased software sales. Recurring revenue increased 9% to $7.8 million for the three months ended June 30, 2003 from $7.1 million in the comparable 2002 period primarily due to an increase in revenue generated from the claims transaction business. Professional services revenue decreased $2.1 million from the second quarter of 2002 due to the completion of several large contracts in the third quarter of 2002.

      Cost of revenue. Cost of revenue decreased $0.1 million, or 1%, to $10.4 million for the three months ended June 30, 2003 from $10.5 million from the three months ended June 30, 2002. Cost of revenue for the license segment increased due to increased software royalty expense of $0.4 million from higher sales of third party software in the three months ended June 30, 2003. In addition, software amortization increased $0.2 million over the three months ended June 30, 2002 primarily due an increase in the Company’s capitalized software balance from the continued development of the Company’s software products. Recurring revenue costs increased

17% to $5.2 million for the second quarter of 2003 from the comparable period in 2002 due to an increase in the Company’s claims transaction business and increased royalty expense on sales of maintenance contracts for third party software. Professional services cost of revenue decreased due to a decline in headcount from the three months ended June 30, 2002. As a percentage of revenue, cost of revenue decreased from 68.9% for the three months ended June 30, 2002 to 54.0% for the three months ended June 30, 2003.

      Sales and marketing. Sales and marketing expenses increased $0.6 million, or 16%, to $4.1 million for the three months ended June 30, 2003 from $3.5 million for the three months ended June 30, 2002. Sales and marketing expenses increased due to an increase in the size of the Company’s sales force and product marketing professionals. Commission expense was also higher due to increased software sales. As a percentage of revenue, sales and marketing expense decreased 1.9% to 20.9% for the three months ended June 30, 2003 compared to 22.8% for the three months ended June 30, 2002.

      General and administrative. General and administrative expenses decreased $0.1 million, or 3%, to $3.1 million for the three months ended June 30, 2003 from $3.2 million from the year earlier period. The decrease in general and administrative expenses was primarily due to lower spending on legal and telecommunications expense. As a percentage of revenue, general and administrative expense decreased 5.0% to 16.3% for the three months ended June 30, 2003 compared to 21.3% for the three months ended June 30, 2002.

      Research and development. Research and development expenses increased $0.4 million from, or 26%, to $2.2 million for the three months ended June 30, 2003 from $1.8 million for the three months ended June 30, 2002. This increase is primarily due to an increase in salaries, benefits, and contractor expense of $0.4 million from the year earlier period. As a percentage of revenue, research and development expense remained was 11.6% for both the three month periods ended June 30, 2003 and 2002.

      Amortization of acquired intangibles. The amortization of acquired intangibles results from assets purchased through our business acquisitions. Intangible assets amortization for the three months ended June 30, 2003 and 2002 was $0.3 million and $0.5 million, respectively. The decrease is due to the full amortization of an intangible asset acquired in the Healthcare.com purchase.

      Interest income. Interest income includes interest income on cash, cash equivalents and short-term investment balances. Interest income decreased $0.1 million, to $0.2 million for the three months ended June 30, 2003 from $0.3 million for the prior year period. The decrease in interest income is due to lower interest rates and the decrease in the Company’s cash and short-term investments balance used to fund operations.

      Income tax benefit. A provision for federal and state income taxes has not been recorded for the three months ended June 30, 2003 and 2002, as we have incurred a net operating loss for the 2003 period and for the 2002 full year. We believe that, based on the history of losses and other factors, the weight of available evidence indicates that it is more likely than not that we will not be able to realize our deferred tax assets, and thus a full valuation allowance has been recorded against such assets as of June 30, 2003 and December 31, 2002.

      Segment margins. Segment gross margins are as follows:

	Three Months Ended
	June 30,
			Increase/
	2003	2002	(Decrease)

Software license	$5,084	$312	$4,772
Professional services	1,188	1,752	(564)
Recurring revenue	2,621	2,687	(66)

	$8,893	$4,751	$4,142

      The increase in software license margin is primarily due to the acceleration of $2.9 million of deferred software revenue from the early termination of a 4-year customer agreement. Margin for professional services decreased primarily due to the completion of several large contracts in the third quarter of 2002.

Comparison of the Company’s Results for the Six Months Ended June 30, 2003 and 2002.

      Total revenue. Total revenue increased $3.8 million, or 11%, to $36.8 million for the six months ended June 30, 2003 from $33.0 million for the six months ended June 30, 2002. Software license revenue increased $7.2 million over the first half of 2002, which was primarily due to the acceleration of $2.9 million of deferred software revenue from the early termination of a 4-year customer agreement and increased software sales. Recurring revenue increased 8% to $15.3 million for the six months ended June 30, 2003 from $14.2 million in the comparable 2002 period primarily due to an increase in revenue generated from the claims transaction and outsourcing businesses. Professional services revenue declined $4.6 million or 34% from the six months ended June 30, 2002 to $8.9 million for the six months ended June 30, 2003 due to the completion of several large contracts in the third quarter of 2002.

      Cost of revenue. Cost of revenue, which includes amortization of software, increased $0.9 million, or 4%, to $21.3 million for the six months ended June 30, 2003 from $20.4 million for the six months ended June 30, 2002. Cost of revenue for the license segment increased due to an increase in software royalty expense of $1.7 million as a result of increased sales of third party software in the six months ended June 30, 2003. In addition, software amortization increased $0.7 million over the six months ended June 30, 2002 primarily due an increase in the Company’s capitalized software balance from the continued development of the Company’s software. Recurring revenue costs increased 7% to $10.1 million for the six months ended June 30, 2003 from the comparable period in 2002 due to an increase in the Company’s claims transaction business and increased royalty expense on sales of maintenance contracts for third party software. Professional services cost of revenue decreased due to a decline in headcount from the six months ended June 30, 2002. As a percentage of revenue, cost of revenue decreased from 61.9% for the six months ended June 30, 2002 to 57.8% for the six months ended June 30, 2003.

      Sales and marketing. Sales and marketing expenses increased $1.7 million, or 27%, to $7.9 million for the six months ended June 30, 2003 from $6.2 million for the six months ended June 30, 2002. Sales and marketing expenses increased due to an increase in the size of the Company’s sales force and product marketing professionals. Bonus and commission expense was also higher due to an increase in software sales. As a percentage of revenue, sales and marketing expense increased 2.7% to 21.5% for the six months ended June 30, 2003 compared to 18.8% for the six months ended June 30, 2002.

      General and administrative. General and administrative expenses decreased $0.4 million, or 6%, to $6.2 million for the six months ended June 30, 2003 from $6.6 million from the year earlier period. The decrease in general and administrative expenses was primarily due to lower spending on legal and telecommunications expense. As a percentage of revenue, general and administrative expense decreased 3.2% to 16.8% for the six months ended June 30, 2003 compared to 20.0% for the six months ended June 30, 2002.

      Research and development. Research and development expenses increased $1.3 million, or 40%, to $4.5 million for the six months ended June 30, 2003 from $3.2 million for the six months ended June 30, 2002. This increase is due to a decline in the size and number of capitalizable software development projects and an increase in salaries, benefits, and contractors expense. Capitalized software development costs decreased from $2.1 million in the first half of 2002 to $1.7 million in the first half of 2003. As a percentage of revenue, research and development expense increased 2.5% to 12.2% for the six months ended June 30, 2003 compared to 9.7% for the six months ended June 30, 2002.

      Amortization of acquired intangibles. The amortization of acquired intangibles results from assets purchased through our business acquisitions. Intangible assets amortization for the six months ended June 30, 2003 and 2002 was $0.8 million and $1.1 million, respectively. The decrease is due to the full amortization of an intangible asset acquired in the Healthcare.com purchase in the first quarter of 2003.

      Interest income. Interest income includes interest income on cash, cash equivalents and short-term investment balances. Interest income decreased $0.2 million, to $0.4 million for the six months ended June 30, 2003 from $0.6 million for the prior year period. The decrease in interest income is due to lower interest rates and the decrease in the Company’s cash and short-term investments balance used to fund operations.

      Income tax benefit. A provision for federal and state income taxes has not been recorded for the six months ended June 30, 2003 and 2002, as we have incurred a net operating loss for the 2003 period and for the 2002 full year. We believe that, based on the history of losses and other factors, the weight of available evidence indicates that it is more likely than not that we will not be able to realize our deferred tax assets, and thus a full valuation allowance has been recorded against such assets as of June 30, 2003 and December 31, 2002.

      Segment margins. Segment margins are as follows:

	Six Months Ended
	June 30,
			Increase/
	2003	2002	(Decrease)

Software license	$7,496	$2,869	$4,627
Professional services	2,739	4,943	(2,204)
Recurring revenue	5,271	4,783	488

	$15,506	$12,595	$2,911

      The increase in software license margin is primarily due to the acceleration of $2.9 million of deferred software revenue from the early termination of a 4-year customer agreement and increased software sales. Margin for professional services decreased from the six months ended June 30, 2002 primarily due to the completion of several large contracts in the third quarter of 2002.

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

      Net cash used in operating activities for the six months ended June 30, 2003 was $3.7 million compared to $5.9 million for the six months ended June 30, 2002. The decrease in net cash used in operating activities for the six months ended June 30, 2003 is primarily attributable to the payment of acquisition related accounts payable and accrued liabilities during the first half of 2002.

      Net cash provided by investing activities for the six months ended June 30, 2003 was $8.6 million compared to $3.1 million in the same period of the prior year. Investing activities consist of purchases of computer hardware and software, office furniture and equipment, purchase and sales of investments, additions to capitalized software, and cash used in the business acquisitions. There was an increase of $3.3 million in net sales of short-term investments from the six months ended June 30, 2002. In addition, the $1.6 million was used to fund an acquisition in the 2002 period.

      Net cash provided by financing activities for the six months ended June 30, 2003 decreased $0.4 million, which was primarily related to the exercise of stock options.

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

      Although we have had profitable quarters, we incurred losses for the six months ended June 30, 2003 and the years ended December 31, 2002, 2001 and 2000. As of June 30, 2003, we had an accumulated deficit of $143 million. Since our IPO in February of 2000, we have funded our business primarily from the cash generated from the sale of our stock and cash flow from operations. We expect to continue to incur significant sales and marketing, research and development and general and administrative expenses that may exceed our gross margin. As a result, we may experience losses and negative cash flows in the future. Failure to achieve and maintain profitability may cause our stock price to decline and impair our business and financial prospects.

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

      We have invested and continue to invest significant financial and management resources in reorganizing and enhancing our software sales effort. In recent months, we have hired what we believe are top caliber sales talent, and we have reformulated our sales materials and our presentation strategy and we have reorganized our sales and marketing functions, all with a goal of generating an increased percentage of our revenue from sales of our software products. These efforts have been expensive and they have required, and we expect will continue to require, considerable executive management time and oversight, thus diverting resources from other aspects of our business. If for any reason this strategy is not successful, and we do not achieve increased software sales as anticipated, then our stock price will decline, and our business prospects and financial condition will be adversely affected.

The market for business process management and integration software may not grow as quickly as we anticipate, which would cause our revenue to fall below expectations.

      The market for business process management and integration software is relatively new and evolving. We earn a substantial portion of our revenue from sales of our business process management software, including application integration software, and related services. We expect to earn substantially all of our revenue in the future from sales of these products and services. Our future financial performance will depend on continued growth in the number of organizations demanding software and services for business process management and integration, requiring information delivery, and seeking outside vendors to develop, manage and maintain this software for their critical applications. Many of our potential customers have made significant investments in internally developed systems and would incur significant costs in switching to our products, which may substantially inhibit the growth of our software market. If the market fails to grow, or grows more slowly than we expect, our sales will be adversely affected. In addition, a weakening global economy may lead to longer sales cycle and slower sales growth.

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

      In the past, our customers have experienced some interruptions with our transaction hosting services. Similar interruptions may continue to occur from time to time. These interruptions could be due to hardware and operating system failures. We currently process customer transactions and data at our facility in Albuquerque, New Mexico as well as in a third-party hosting facility in Santa Clara, California. Although we have safeguards for emergencies in each location, we do not have fully operational procedures for information processing facilities if either primary facility is not functioning. The occurrence of a major catastrophic event or other system failure at either facility could interrupt data processing or result in the loss of stored data. In addition, we depend on the efficient operation of Internet connections from customers to our systems. These connections, in turn, depend on the efficient operation of web browsers, Internet service providers and Internet backbone service providers, all of which have had periodic operational problems or experienced outages. Any system delays, failures or loss of data, whatever the cause, could reduce customer satisfaction with our applications, services and product offerings.

      We expect a significant portion of our revenue to be derived from customers who use our transaction hosting services. As a result, our business will suffer if we experience frequent or long system interruptions that result in the unavailability or reduced performance of our hosting capability. We expect to experience occasional temporary capacity constraints due to sharply increased traffic, which may cause unanticipated system disruptions, slower response times, impaired quality and degradation in levels of customer service. If this were to happen on more than an occasional and temporary basis, our business and reputation could be seriously harmed.

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

Our chief executive officer and our chief financial officer, after evaluating our “disclosure controls and procedures” (as defined in Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and

15-d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q (“Evaluation Date”) have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in internal control over financial reporting.

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially effect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

      On November 14, 2001, a shareholder class action complaint was filed in the United States District Court, Southern District of New York. On April 19, 2002, plaintiffs filed an amended complaint. The amended complaint asserts that the prospectus from the Company’s February 10, 2000 initial public offering (“IPO”) failed to disclose certain alleged improper actions by various underwriters for the offering in the allocation of the IPO shares. The amended complaint alleges claims against certain underwriters, the Company and certain officers and directors under the Securities Act of 1933 and the Securities Exchange Act of 1934 ( Bartula v. XCare.net, Inc., et al., Case No. 01-CV-10075). Similar complaints have been filed concerning more than 300 other IPO’s; all of these cases have been coordinated as In re Initial Public Offering Securities Litigation, 21 MC 92. In a negotiated agreement, individual defendants, including all of the individuals named in the complaint filed against the Company, were dismissed without prejudice, subject to a tolling agreement. Issuer and underwriter defendants in these cases filed motions to dismiss and, on February 19, 2003, the Court issued an opinion and order on those motions that dismissed selected claims against certain defendants, including the Rule 10b-5 fraud claims against the Company, leaving only the Section 11 strict liability claims under the Securities Act of 1933 against the Company. A committee of our Board of Directors has approved a settlement proposal made by the plaintiffs, but the settlement is subject to a number of conditions. If the settlement is not achieved, the Company will continue to aggressively defend the claims. The Company believes it has meritorious defenses. We do not believe that the outcome of this action will have a material adverse effect on our financial position, results of operations or liquidity; however, litigation is inherently uncertain and we can make no assurance as to the ultimate outcome or effect.

      The Company, and its wholly owned subsidiary Healthcare.com Corporation, are currently litigating a dispute with Hawaii Employees Retirement System (HERS) regarding a contract entered into in October 1999 between HERS and Thermo Information Solutions, subsequently assigned to Healthcare.com. On June 19, 2002, after exhausting its administrative remedies under Hawaii state law, Healthcare.com filed a complaint against HERS in the Circuit Court of the First Circuit, State of Hawaii. The complaint asserts that HERS is in breach of its obligations under the contract, and demands that HERS pay to the Company a sum to be determined at trial. On June 21, 2002, HERS filed a complaint in the same state court, asserting that Quovadx, Inc. and Healthcare.com have breached their performance obligations under the contract, and seeking damages in an amount to be determined at trial. The two lawsuits have been consolidated, discovery was initiated in July 2002, and no trial date has been set. In February 2003, The Company and HERS agreed to suspend the litigation pending the outcome of settlement discussions. In July 2003, the parties to the litigation reached a settlement agreement, but the settlement is subject to conditions. If the final settlement is not achieved, the Company intends to continue to prosecute its claims, and defend the claims brought by HERS, vigorously; however litigation is inherently uncertain and we can make no assurance as to the outcome or effect.

      The Company is engaged from time to time in routine litigation that arises in the ordinary course of our business.

Item 2.	Changes in Securities and Use of Proceeds

      Not applicable.

Item 3.	Defaults Upon Senior Securities

      Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

      We held our annual meeting of shareholders (the “Annual Meeting”) on June 19, 2003. The number of common votes present at the Annual Meeting with authority to vote and voting was 27,927,285 which represented 92% of the 30,196,425 common votes outstanding on April 21, 2003, the record date for the Annual Meeting. At the meeting, the following item relating to the Company was submitted to a vote of shareholders of the Company:

      Election of Class I Directors

	Votes For	Votes Abstained

Fred L. Brown	27,056,558	870,727
Charles J. Roesslein	27,052,134	875,151

      Based on the voting results, these directors were elected to a three-year term.

Item 5.	Other Information

      Not applicable.

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits

The exhibits listed in the accompanying Exhibit Index to this quarterly report on Form 10-Q are filed, furnished or incorporated by reference as part of this quarterly report.

      (b) Reports on Form 8-K

(i)	On April 23, 2003, we furnished a Current Report on Form 8-K to report that on April 23, 2003 we issued a press release announcing our financial results for the quarter ended March 31, 2003.

(ii)	On April 24, 2003, we furnished an amended Current Report on Form 8-K/A to report that on April 23, 2003 we reissued a press release announcing our financial results for the quarter ended March 31, 2003.

SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

QUOVADX, INC.

By:	/s/ LORINE R. SWEENEY

Lorine R. Sweeney
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 4, 2003

By:	/s/ GARY T. SCHERPING

Gary T. Scherping
Executive Vice President
and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: August 4, 2003

EXHIBIT INDEX

Exhibit
Number		Description of Document

3.1		Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended March 31, 2003, filed as of May 13, 2003).
3.2		Bylaws of the Registrant (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-1 filed by the Registrant as of November 2, 1999, Registration No. 333-90165).
4.1		Specimen stock certificate representing shares of Common Stock of the Registrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of the Registrant, filed as of October 16, 2001).
4.2		Preferred Stock Rights Agreement, dated as of July 24, 2000, between the Registrant and ChaseMellon Shareholder Services, L.L.C., as Rights Agent, including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively (incorporated by reference to Exhibit 1 to the Registration Statement on Form 8-A filed by the Registrant as of July 28, 2000).
4.3		Registration Rights Agreement, dated as of December 14, 2001, between the Registrant and Francis Carden (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-3 filed by the Registrant as of January 23, 2002, Registration No. 333-81210).
10	.1*	Amended and Restated 1997 Stock Plan and related agreements (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 filed by the Registrant as of May 16, 2002, Registration No. 333-88408).
10	.2*	Amended and Restated 1999 Employee Stock Purchase Plan and related agreements (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-8 filed by the Registrant as of April 1, 2003, Registration No. 333-104184).
10	.3*	Amended and Restated 1999 Director Option Plan and related agreements (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8 filed by the Registrant as of May 16, 2002, Registration No. 333-88408).
10	.4*	Amended and Restated 2000 Nonstatutory Stock Option Plan and related agreements (incorporated by reference to Exhibit 4.9 to the Registration Statement on Form S-8 filed by the Registrant as of April 1, 2003, Registration No. 333-104184).
10	.5*	Amended and Restated Healthcare.com Corporation Non-Employee Director Stock Option Plan (filed as of August 13, 1999, as Exhibit 10 to the Quarterly Report on Form 10-Q of Healthcare.com Corporation for the quarter ended June 30, 1999, Commission File No. 0-27056, and incorporated by reference to Exhibit 10.42 to the Registration Statement on Form S-4 filed by the Registrant as of June 29, 2001, Registration No. 333-64282).
10	.6*	Healthcare.com Corporation Adjustment Stock Option Plan (filed as of October 24, 1995, as Exhibit 10.5 to Amendment No. 1 to the Registration Statement on Form S-1 of Healthcare.com Corporation, Registration No. 33-96478, and incorporated by reference to Exhibit 10.43 to the Registration Statement on Form S-4 filed by the Registrant as of June 29, 2001, Registration No. 333-64282).
10	.7*	Healthcare.com Corporation Restated Stock Option Plan Two (filed as of May 11, 1998, as Exhibit 10.2 to the Quarterly Report on Form 10-Q of Healthcare.com Corporation for the quarter ended March 31, 1998, Commission File No. 0-27056, and incorporated by reference to Exhibit 10.44 to the Registration Statement on Form S-4 filed by the Registrant as of June 29, 2001, Registration No. 333-64282).
10	.8*	Offer letter, dated as of February 20, 2002, with David E. Nesvisky (incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K of the Registrant for the year ended December 31, 2002, filed as of March 31, 2003).
10.9		Office Lease Agreement, effective as of November 8, 1999, between Mountain States Mutual Casualty Company and the Registrant (incorporated by reference to Amendment 1 to the Registration Statement on Form S-1 filed by the Registrant as of December 17, 1999, Registration No. 333-90165).

Exhibit
Number		Description of Document

10.10		Sublease, dated as of August 24, 2001, between Echo Bay Management Corp. and XCare.net, Inc. (incorporated by reference to Exhibit 12.1 to the Annual Report on Form 10-K of the Registrant for the year ended December 31, 2001, filed as of March 26, 2002).
10	.11*	Form of Healthcare.com Corporation Severance Compensation and Restrictive Covenant Agreement and form of Severance Compensation and Restrictive Covenant Agreement between Healthcare.com Corporation and Deborah Dean dated May 14, 2001 (incorporated by reference to Exhibit 2.6 to the Current Report on Form 8-K of the Registrant, filed as of May 18, 2001).
10.12		Form of Indemnification Agreement entered into by Quovadx, Inc. with each of its directors and executive officers (incorporated by reference to Exhibit 11.1 to the Annual Report on Form 10-K of the Company for the year ended December 31, 2001, filed as of March 26, 2002, Commission File No. 000-29273).
31.1		Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2		Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
32	.1**	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(b) and Rule 15d-14(b), promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.
32	.2**	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(b) and Rule 15d-14(b), promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

*	Constitutes a management contract or compensatory plan or arrangement.

**	This certification is furnished to, but not filed, with the Commission. This certification shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Registrant specifically incorporates it by reference.