Form 10-Q
period 2003-09-30
QUOVADX INC
filed 2003-11-03
CIK 1094561

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-29273

QUOVADX, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	85-0373486 (I.R.S. Employer Identification No.)

6400 S. Fiddler’s Green Circle, Suite 1000, Englewood, Colorado 80111
(Address of principal executive offices)

(303) 488-2019
(Registrant’s telephone number)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

     At October 30, 2003, 32,979,032 shares of common stock were outstanding.

QUOVADX, INC.

PART I FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

QUOVADX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share amounts)
(Unaudited)

	September 30,	December 31,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$30,273	$31,244
Short-term investments	4,611	16,377
Accounts receivable, net of allowance of $1,627 and $2,370, respectively	15,277	10,980
Unbilled accounts receivable	7,425	5,571
Other current assets	4,128	1,904

Total current assets	61,714	66,076
Property and equipment, net	5,907	5,326
Software, net	23,027	20,465
Other intangible assets, net	7,060	6,266
Goodwill	14,325	—
Other assets	6,063	6,476

Total assets	$118,096	$104,609

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,215	$1,288
Accrued liabilities	8,874	6,007
Unearned revenue	13,734	8,241

Total current liabilities	25,823	15,536
Deferred revenue	—	2,125

Total liabilities	25,823	17,661

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value; 100,000,000 authorized and 32,979,032 and 30,176,159 shares issued and outstanding	330	302
Additional paid-in capital	236,383	226,685
Other comprehensive income	84	—
Accumulated deficit	(144,524)	(140,039)

Total stockholders’ equity	92,273	86,948

Total liabilities and stockholders’ equity	$118,096	$104,609

The accompanying notes are an integral part of these condensed consolidated financial statements

QUOVADX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenue:
License	$7,791	$2,751	$20,373	$8,118
Services	4,396	4,778	13,267	18,240
Recurring	7,696	7,444	23,020	21,658

Total revenue	19,883	14,973	56,660	48,016

Cost of revenue:
License	1,905	1,374	6,991	3,872
Services	3,335	3,305	9,467	11,824
Recurring	5,128	4,799	15,181	14,230

Total cost of revenue	10,368	9,478	31,639	29,926

Gross profit	9,515	5,495	25,021	18,090

Operating expenses:
Sales and marketing	4,685	3,592	12,579	9,807
General and administrative	3,001	3,422	9,177	10,021
Research and development	2,669	1,807	7,162	5,016
Amortization of acquired intangibles	307	599	1,071	1,722

Total operating expenses	10,662	9,420	29,989	26,566

Loss from operations	(1,147)	(3,925)	(4,968)	(8,476)
Gain on sale of assets	—	—	—	87
Goodwill impairment	—	(93,085)	—	(93,085)
Interest income, net	89	263	485	816

Net loss	$(1,058)	$(96,747)	$(4,483)	$(100,658)

Net loss per common share — basic and diluted	$(0.03)	$(3.22)	$(0.15)	$(3.36)

Weighted average common shares outstanding — basic and diluted	30,866	30,068	30,486	29,934

The accompanying notes are an integral part of these condensed consolidated financial statements

QUOVADX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,

	2003	2002

Cash flows from operating activities
Net loss	$(4,483)	$(100,658)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,742	6,446
Amortization of acquired intangibles	1,071	1,722
Goodwill impairment	—	93,085
Gain on sale of assets	—	(87)
Amortization of unearned compensation	—	178
Bad debt expense	477	—
Change in assets and liabilities:
Accounts receivable	(2,924)	(836)
Unbilled accounts receivable	(1,853)	508
Other assets	(779)	195
Accounts payable	1,260	(63)
Accrued liabilities	156	(5,438)
Unearned and deferred revenue	(1,922)	(896)

Net cash used in operating activities	(2,255)	(5,844)

Cash flows from investing activities
Purchase of property and equipment	(1,106)	(1,148)
Capitalized software	(2,411)	(3,121)
Sales of short-term investments	19,831	35,980
Purchases of short-term investments	(8,065)	(10,598)
Business acquisitions, net of acquired cash	(7,514)	(1,633)
Other investing activities	—	7

Net cash provided by investing activities	735	19,487

Cash flows from financing activities
Proceeds from issuance of common stock	549	858

Net cash provided by financing activities	549	858

Net increase (decrease) in cash and cash equivalents	(971)	14,501
Cash and cash equivalents at beginning of period	31,244	25,383

Cash and cash equivalents at end of period	$30,273	$39,884

Supplemental disclosure of non-cash financing transactions
Issuance of common stock in business acquisition	$9,176	$920
Receipt of stock in asset sale	—	662

The accompanying notes are an integral part of these condensed consolidated financial statements

QUOVADX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Interim Financial Statements

     The accompanying condensed consolidated financial statements of Quovadx, Inc. (“Quovadx,” the “Company,” the “Registrant,” “we” or “us”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures are adequate to make the information presented not misleading. The unaudited financial statements have been prepared on the same basis as our annual financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for a fair presentation in accordance with accounting principles generally accepted in the United States. The results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results expected for the full year. These financial statements should be read in conjunction with the audited financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2002.

     Reclassifications. Certain prior year information has been reclassified to conform to the current year presentation.

2. Acquisition

     On September 19, 2003, Quovadx consummated the acquisition of CareScience, Inc (“CareScience”). The primary reasons for the acquisition were as follows:

•	enhancing our ability to reach certain of our strategic objectives, which include extending our product and service offering to include CareScience products, enabling us to bring real time capabilities to care management application offerings;

•	enabling us to leverage our customer base and brand recognition to accelerate market penetration and growth;

•	enabling us to enhance our position in areas where Quovadx products and services are already strong by offering complementary products and services developed by CareScience;

•	increasing our revenue stream.

     Under the terms of the merger, a wholly owned subsidiary of Quovadx merged with CareScience and CareScience became a wholly owned subsidiary of Quovadx. CareScience stockholders received a fixed exchange rate of $1.40 cash and 0.1818 shares of Quovadx’s common stock for each share of CareScience common stock they owned. The purchase price totaling $31.1 million included 2,415,900 shares of Quovadx common stock issued in exchange for all outstanding shares of CareScience capital stock, cash of $18.6 million and $3.7 million in merger-related costs, including transaction fees, severance and stock option payout. This transaction was accounted for as a purchase. Through the acquisition, the Company acquired liabilities of $7.9 million and total assets of $18.5 million, including cash of $13.9.

     In the third quarter of 2003, due to the acquisition, the Company initiated a headcount reduction of CareScience employees. As a result, we recorded a preliminary estimate of severance costs of $256,000 comprised of salary and employee-related expenses. At September 30, 2003, the balance of the accrual was $102,000. We believe that the remaining accrual for severance costs will be substantially paid out over the next two fiscal quarters.

     The Company has retained an independent appraiser to assist with the assigning of the fair values to the identifiable intangibles acquired from CareScience. Our preliminary estimate of goodwill, software and identifiable intangible assets acquired is $14.3 million, $4.3 million and $1.9 million, respectively, and will be finalized upon receipt of the independent appraisal and reconciliation of merger costs. The goodwill recognized in the CareScience acquisition is not subject to amortization but will be tested for impairment annually or more frequently if events or changes in circumstances indicate the asset might be impaired. The identifiable intangible assets will be amortized over their estimated lives. Operating results for CareScience after the date of acquisition are included in our consolidated financial results as of and for the three and nine months ended September 30, 2003.

     The unaudited pro forma results of operations as though the CareScience acquisition had been completed as of January 1, 2002 are as follows (in thousands except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenue	$22,897	$18,689	$65,983	$58,544
Costs	28,423	116,439	79,927	163,398

Net loss	$(5,526)	$(97,750)	$(13,944)	$(104,854)

Shares	32,956	32,483	32,793	32,348

Net loss per share	$(0.17)	$(3.01)	$(0.43)	$(3.24)

     The pro forma results above do not include any anticipated cost savings or other effects of the integration of acquired entities into the Company and are not necessarily indicative of the results which would have occurred if the acquisitions has been in effect on the date indicated, or which may result in the future.

3. Net Loss per Common Share

     Net loss per common share (“EPS”) is calculated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share.” Under the provisions of SFAS No. 128, basic EPS is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if stock options were exercised, resulting in the issuance of common stock that would share in the earnings of the Company. Potential dilution of the stock options exercisable into common stock is computed using the treasury stock method based on the average fair market value of the stock. In periods where the Company has a net loss the effect of common stock equivalents is excluded from the computation of diluted EPS since their effect would decrease the loss per share. The diluted weighted average common shares calculation for the three and nine months ended September 30, 2003 and 2002 excludes 929,480 and 438,363 options, respectively, to purchase common stock because their effect would have been anti-dilutive.

     The following table sets forth the computation of the numerators and denominators in the basic and diluted net loss per common share calculations for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Numerator:
Net loss available to common stockholders	$(1,058)	$(96,747)	$(4,483)	$(100,658)

Denominator:
Weighted average common shares outstanding — basic	30,866	30,068	30,486	29,934
Effect of dilutive securities:
Employee stock options	—	—	—	—

Weighed average common shares outstanding — diluted	30,866	30,068	30,486	29,934

4. Segment Information

     Segment information has been prepared in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The Company defines operating segments as components of an enterprise for which discrete financial information is available and is reviewed regularly by the chief operating decision-maker or decision-making group, to evaluate performance and make operating decisions. The chief operating decision-making group reviews the revenue and margin by the nature of the services provided and reviews the overall results of the Company. Accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

     The Company operates in three segments: professional services, software licenses and recurring revenue. The professional services segment includes revenue generated from software implementation, development and integration. The software license segment includes revenue from perpetual software license sales and software subscriptions. The recurring revenue segment includes revenue generated from outsourcing, hosting, maintenance, transactions, and other recurring services. The segment information for the three and nine months ended September 30, 2003 is reflected in the Condensed Consolidated Statement of Operations.

5. Goodwill and Other Intangibles

     In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company has not recorded amortization expense related to goodwill for acquisitions entered into after July 1, 2001 and has stopped recording amortization expense for all acquisitions as of January 1, 2002.

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

     Intangible assets recognized in the Company’s acquisitions are being amortized over their estimated lives ranging from three to eight years. The following table provides information relating to the Company’s intangible assets as of September 30, 2003 (in thousands):

		Accumulated
	Cost	Amortization

Amortizable intangible assets:
Customer base	$7,660	$(1,661)
Tradenames, patents and other	1,913	(852)

Total	$9,573	$(2,513)

Unamortizable intangible assets:
Goodwill	$14,325	$—

6. Software

     The following table provides information relating to the Company’s software as of September 30, 2003 (in thousands):

		Accumulated
	Cost	Amortization

Software:
Acquired Software	$27,229	$(9,817)
Capitalized Software	8,043	(2,428)

Total	$35,272	$(12,245)

7. Stock Option Compensation

     At September 30, 2003, the Company had three stock option plans and an employee stock purchase plan. The Company has elected to account for stock-based compensation arrangements using the intrinsic value method under the provisions of Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees". Under this method, stock compensation is recognized to the extent that the exercise price is less than the market price for the underlying stock on the date of grant. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands except per share amounts).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net loss:
As reported	$(1,058)	$(96,747)	$(4,483)	$(100,658)
Plus: stock based compensation recognized under intrinsic value method	—	59	—	178
Less: stock based compensation under fair value method	(1,671)	(946)	(5,126)	(5,136)

Pro forma net loss	$(2,729)	$(97,634)	$(9,609)	$(105,616)

Net loss per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

As reported	$(0.03)	$(3.22)	$(0.15)	$(3.36)
Pro forma	(0.09)	(3.25)	(0.32)	(3.53)

8. Line of Credit

     During August 2003 the Company established a line of credit with a commercial bank which allows the Company to borrow cash, or issue letters of credit, up to a maximum of $4.0 million on a secured basis at the bank’s prime rate of interest. The revolving line of credit is secured by the Company’s assets, exclusive of intellectual property assets. The line of credit contains covenants including a minimum cash requirement, restrictions on mergers and acquisitions, obtaining additional indebtedness and dividends. At September 30, 2003, the Company had no outstanding borrowings under the line of credit.

9. Other Comprehensive Income (Loss)

     Total comprehensive income (loss) for the three and nine months ended September 30, 2003 and 2002 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net loss	$(1,058)	$(96,747)	$(4,483)	$(100,658)
Other comprehensive income:
Foreign currency translation	84	—	84	—

Comprehensive loss	$(974)	$(96,747)	$(4,399)	$(100,658)

     The foreign currency translation amounts relate to our subsidiary in the United Kingdom.

10. Commitments and Contingencies

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

     CareScience and certain of its present and former officers are defendants in a purported shareholder class action lawsuit litigation pending in the United States District Court for the Eastern District of Pennsylvania for alleged violations of federal securities laws. The actions seek compensatory and other damages, and costs and expenses associated with litigation. Although we cannot predict the ultimate outcome of the case or estimate the range of any potential loss that may be incurred in the litigation, we believe the lawsuits are without merit, CareScience denies all allegations or wrongdoing asserted by plaintiffs, and we believe CareScience has meritorious defenses to plaintiffs’ claims. CareScience intends to vigorously defend the lawsuits. The class action litigation is the result of several complaints filed with the court beginning on October 17, 2001. These actions were consolidated on November 16, 2001. The court approved the election of the lead plaintiff in the litigation on March 12, 2002. CareScience filed a motion to dismiss the consolidated complaint on August 7, 2002. These complaints purport to bring claims on behalf of all persons who allegedly purchased CareScience common stock between June 29, 2000 and November 1, 2000, for alleged violation of the federal securities laws, including Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 by issuing a materially false and misleading Prospectus and

Registration Statement with respect to the initial public offering of CareScience common stock. Specifically, the complaints allege, among other things, that the CareScience Prospectus and Registration Statement misrepresented and omitted to disclose material facts concerning its competitors, two of its prospective products and its contract with the California HealthCare Foundation. On July 25, 2003, the Judge granted CareScience’s motion to dismiss the claims under Section 12(a)(2) of the Securities Act, but denied its motion to dismiss the claims under Sections 11 and 15 of the Securities Act. CareScience has filed an answer denying all allegations of wrongdoing. Discovery has not yet commenced. We do not believe that the outcome of this action will have a material adverse effect on our financial position, results of operations or liquidity; however, litigation is inherently uncertain and we can make no assurance as to the ultimate outcome or effect.

     The Company and its subsidiaries are engaged from time to time in routine litigation that arises in the ordinary course of our business.

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

Acquisition

     On September 19, 2003, Quovadx purchased the outstanding stock of CareScience, Inc. (“CareScience”). CareScience stockholders received a fixed exchange rate of $1.40 cash and 0.1818 shares of Quovadx’s common stock for each share of CareScience common stock they owned. The total purchase price for this acquisition was $31.1 million, including 2,415,900 shares of Quovadx common stock, cash of $18.6 million and $3.7 million in merger-related costs. Operating results for CareScience after the date of acquisition are included in our consolidated financial results as of and for the three and nine months ended September 30, 2003.

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

Software Development Costs

     Software development costs are required to be expensed until the point that technological feasibility of the product is established. Once technological feasibility is established, such costs are capitalized until the product has reached general availability. The establishment of technological feasibility and continuing evaluation of the recoverability of the capitalized software development costs requires management’s judgment with respect to the impact of external factors such as future revenue, estimated economic life and changes in software and hardware technologies. Capitalized software development costs are amortized on a straight-line basis over an estimated life, which is generally three years. The Company capitalizes internal and external labor costs incurred in developing the software once technological feasibility is attained. At September 30, 2003, the Company had $5.6 million of capitalized software development costs, net of amortization.

Results of Operations

     The following table sets forth, for the periods indicated, certain items from the Company’s statements of operations as a percentage of total revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenue:
License	39.2%	18.4%	36.0%	16.9%
Service	22.1	31.9	23.4	38.0
Recurring	38.7	49.7	40.6	45.1

Total revenue	100.0	100.0	100.0	100.0

Cost of revenue:
License	9.6	9.2	12.3	8.1
Service	16.7	22.1	16.7	24.6
Recurring	25.8	32.0	26.8	29.6

Total cost of revenue	52.1	63.3	55.8	62.3

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Gross profit	47.9	36.7	44.2	37.7

Operating Expenses:
Sales and marketing	23.6	24.0	22.2	20.4
General and administrative	15.1	22.8	16.2	20.9
Research and development	13.4	12.1	12.7	10.4
Amortization of acquired intangibles	1.5	4.0	1.9	3.6

Total operating expenses	53.6	62.9	53.0	55.3

Loss from operations	(5.7)	(26.2)	(8.8)	(17.6)
Gain on sale of assets	—	—	—	0.2
Goodwill impairment	—	(621.7)	—	(193.9)
Interest income, net	0.4	1.8	0.9	1.7

Net loss	(5.3)%	(646.1)%	(7.9)%	(209.6)%

     Comparison of the Company’s Results for the Three Months Ended September 30, 2003 and 2002.

     Total revenue. Total revenue increased $4.9 million, or 33%, to $19.9 million for the three months ended September 30, 2003 from $15.0 million for the three months ended September 30, 2002. Software license revenue was $7.8 million for the three months ended September 30, 2003, an increase of $5.0 million or 183% from the three months ended September 30, 2002. The increase in software license revenue was primarily due to a software sale for $4.6 million and continued focus on software sales. The acquisition of CareScience increased license revenue by $0.2 million. Recurring revenue increased 3% to $7.7 million for the three months ended September 30, 2003 from $7.4 million in the comparable 2002 period. Professional services revenue decreased $0.5 million from the third quarter of 2002 due to the completion of several large contracts in the third quarter of 2002. The acquisition of CareScience added $0.1 million in services revenue for the third quarter of 2003.

     Cost of revenue. Cost of revenue increased $0.9 million, or 9%, to $10.4 million for the three months ended September 30, 2003 from $9.5 million from the three months ended September 30, 2002. Cost of revenue for the license segment increased 39% or $0.5 million to $1.9 million from $1.4 million due to increased amortization expense from continued development of the Company’s software and the completion of several capitalized projects in the fourth quarter of 2002. Recurring revenue costs increased 7% to $5.1 million for the third quarter of 2003 from $4.8 million in the comparable period of 2002. The CareScience acquisition added $0.1 million of cost of revenue related to services for the three months ended September 30, 2003. As a percentage of revenue, cost of revenue decreased from 63.3% for the three months ended September 30, 2002 to 52.1% for the three months ended September 30, 2003.

     Sales and marketing. Sales and marketing expenses increased $1.1 million, or 30%, to $4.7 million for the three months ended September 30, 2003 from $3.6 million for the three months ended September 30, 2002. Sales and marketing expenses increased due to an increase in the size of the Company’s sales force and product marketing professionals. Commission expense was also higher due to increased software sales and incremental costs incurred as a result of the realignment of the Company’s sales force around products from the previous geographic alignment. The acquisition of CareScience added $0.2 million of sales and marketing expense for the three months ended September 30, 2003. As a percentage of revenue, sales and marketing expense decreased 0.4% to 23.6% for the three months ended September 30, 2003 compared to 24.0% for the three months ended September 30, 2002.

     General and administrative. General and administrative expenses decreased $0.4 million, or 12%, to $3.0 million for the three months ended September 30, 2003 from $3.4 million from the year earlier period. The decrease in general and administrative expenses was primarily due to a decrease in legal expenses. As a percentage of revenue, general and administrative expense decreased 7.7% to 15.1% for the three months ended September 30, 2003 compared to 22.8% for the three months ended September 30, 2002.

     Research and development. Research and development expenses increased $0.9 million from, or 48%, to $2.7 million for the three months ended September 30, 2003 from $1.8 million for the three months ended September 30, 2002. This increase is due to personnel additions, mostly offshore. In addition, capitalized software costs decreased $0.3 million to $0.7 million for the third quarter of 2003 from $1.0 million for the third quarter of 2002. The acquisition of CareScience added $0.1 million of costs related to research and development for the third quarter of 2003. As a percentage of revenue, research and development expense increased 1.3% to 13.4% for the three months ended September 30, 2003 compared to 12.1% for the three months ended September 30, 2002.

     Amortization of acquired intangibles. The amortization of acquired intangibles results from assets purchased through our business acquisitions. Intangible assets amortization for the three months ended September 30, 2003 and 2002 was $0.3 million and $0.6 million, respectively. The decrease is due to the full amortization of an intangible asset acquired in the Healthcare.com purchase.

     Interest income. Interest income includes interest income on cash, cash equivalents and short-term investment balances. Interest income decreased $0.2 million, to $0.1 million for the three months ended September 30, 2003 from $0.3 million for the prior year period. The decrease in interest income is due to lower interest rates, the decrease in the Company’s cash and short-term investments balance used to fund operations and a shift in the company’s short-term investments to shorter maturities to be used for the CareScience acquisition.

     Income tax benefit. A provision for federal and state income taxes has not been recorded for the three months ended September 30, 2003 and 2002, as we have incurred a net operating loss for the 2003 period and for the 2002 full year. We believe that, based on the history of losses and other factors, the weight of available evidence indicates that it is more likely than not that we will not be able to realize our deferred tax assets, and thus a full valuation allowance has been recorded against such assets as of September 30, 2003 and December 31, 2002.

     Segment margins. Segment gross margins are as follows (in thousands):

	Three Months Ended
	September 30,

			Increase/
	2003	2002	(Decrease)

Software license	$5,886	$1,377	$4,509
Professional services	1,061	1,473	(412)
Recurring revenue	2,568	2,645	(77)

	$9,515	$5,495	$4,020

     The increase in software license margin is primarily due to a high margin software sale for $4.6 million and continued focus on software sales. Margin for professional services decreased primarily due to the completion of several high margin contracts in the third quarter of 2002.

Comparison of the Company’s Results for the Nine Months Ended September 30, 2003 and 2002.

     Total revenue. Total revenue increased $8.6 million, or 18%, to $56.7 million for the nine months ended September 30, 2003 from $48.0 million for the nine months ended September 30, 2002. Software license revenue increased $12.3 million over the first three quarters of 2002, which was primarily due to the acceleration of $2.9 million of deferred software revenue from the early termination of a 4-year customer agreement in the second quarter of 2003, a software sale for $4.6 million in the third quarter of 2003 and continued focus on software sales. Recurring revenue increased 6% to $23.0 million for the nine months ended September 30, 2003 from $21.7 million in the comparable 2002 period primarily due to an increase in revenue generated from the claims transaction and outsourcing businesses. Professional services revenue declined $5.0 million or 27% from the nine months ended September 30, 2002 to $13.3 million for the nine months ended September 30, 2003 due to the completion of several large contracts in the third quarter of 2002.

     Cost of revenue. Cost of revenue increased $1.7 million, or 6%, to $31.6 million for the nine months ended September 30, 2003 from $29.9 million for the nine months ended September 30, 2002. Cost of revenue for the license segment increased $3.1 million due to an increase in software royalty expense resulting from increased sales of third party software in the nine months ended September 30, 2003. In addition, software amortization increased over the nine months ended September 30, 2002 primarily due an increase in the Company’s capitalized software balance from the continued development of the Company’s software and the completion of several capitalized projects in the fourth quarter of 2002. Recurring revenue costs increased 7% to $15.2 million for the nine months ended September 30, 2003 from the comparable period in 2002 due to an increase in the Company’s claims transaction business and increased royalty expense on sales of maintenance contracts for third party software. Professional services cost of revenue decreased due to a decline in headcount in 2003. Offsetting the decrease was the acquisition of CareScience, adding $0.1 million in cost of revenue for the professional services segment for the nine months ended September 30, 2003. As a percentage of revenue, cost of revenue decreased from 62.3% for the nine months ended September 30, 2002 to 55.8% for the nine months ended September 30, 2003.

     Sales and marketing. Sales and marketing expenses increased $2.8 million, or 28%, to $12.6 million for the nine months ended September 30, 2003 from $9.8 million for the nine months ended September 30, 2002. Sales and marketing expenses increased due to an increase in the size of the Company’s sales force and product marketing professionals. Commission expense rose due to an increase in software sales and incremental costs incurred as a result of the realignment of the Company’s sales force around products from the previous geographic alignment. The

CareScience acquisition added $0.2 million of sales and marketing expense for the three quarters ended September 30, 2003. As a percentage of revenue, sales and marketing expense increased 1.8% to 22.2% for the nine months ended September 30, 2003 compared to 20.4% for the nine months ended September 30, 2002.

     General and administrative. General and administrative expenses decreased $0.8 million, or 8%, to $9.2 million for the nine months ended September 30, 2003 from $10.0 million from the year earlier period. The decrease in general and administrative expenses was primarily due to lower spending on legal and telecommunications expense. Offsetting the decrease was the addition of $0.1 million of CareScience general administrative costs in the three quarters ended September 30, 2003. As a percentage of revenue, general and administrative expense decreased 4.7% to 16.2% for the nine months ended September 30, 2003 compared to 20.9% for the nine months ended September 30, 2002.

     Research and development. Research and development expenses increased $2.1 million, or 43%, to $7.2 million for the nine months ended September 30, 2003 from $5.0 million for the nine months ended September 30, 2002. This increase is due personnel additions, mostly offshore. In addition, capitalized software development costs decreased from $3.1 million in the first three quarters of 2002 to $2.4 million in the first three quarters of 2003. The acquisition of CareScience added $0.1 million of costs related to research and development for the three quarters ended September 30, 2003. As a percentage of revenue, research and development expense increased 2.3% to 12.7% for the nine months ended September 30, 2003 compared to 10.4% for the nine months ended September 30, 2002.

     Amortization of acquired intangibles. The amortization of acquired intangibles results from assets purchased through our business acquisitions. Intangible assets amortization for the nine months ended September 30, 2003 and 2002 was $1.1 million and $1.7 million, respectively. The decrease is due to the full amortization of an intangible asset acquired in the Healthcare.com purchase in the first quarter of 2003.

     Interest income. Interest income includes interest income on cash, cash equivalents and short-term investment balances. Interest income decreased $0.3 million, to $0.5 million for the nine months ended September, 2003 from $0.8 million for the prior year period. The decrease in interest income is due to lower interest rates and the decrease in the Company’s cash and short-term investments balance used to fund operations.

     Income tax benefit. A provision for federal and state income taxes has not been recorded for the nine months ended September 30, 2003 and 2002, as we have incurred a net operating loss for the 2003 period and for the 2002 full year. We believe that, based on the history of losses and other factors, the weight of available evidence indicates that it is more likely than not that we will not be able to realize our deferred tax assets, and thus a full valuation allowance has been recorded against such assets as of September 30, 2003 and December 31, 2002.

     Segment margins. Segment margins are as follows (in thousands):

	Nine Months Ended
	September 30,

			Increase/
	2003	2002	(Decrease)

Software license	$13,382	$4,246	$9,136
Professional services	3,800	6,416	(2,616)
Recurring revenue	7,839	7,428	411

	$25,021	$18,090	$6,931

     The increase in software license margin is primarily due to the acceleration of $2.9 million of deferred software revenue from the early termination of a 4-year customer agreement, a high margin software sale and continued focus on software sales, offset by increased royalties and amortization. Margin for professional services decreased from the nine months ended September 30, 2002 primarily due to the completion of several high margin contracts in the third quarter of 2002.

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

     Net cash used in operating activities for the nine months ended September 30, 2003 was $2.3 million compared to $5.8 million for the nine months ended September 30, 2002. The decrease in net cash used in operating activities for the nine months ended September 30, 2003 is primarily attributable to a decrease in the Company’s net loss from the nine months ended September 30, 2002.

     Net cash provided by investing activities for the nine months ended September 30, 2003 was $0.7 million compared to $19.5 million in the same period of the prior year. Investing activities consist of purchases of computer hardware and software, office furniture and equipment, purchase and sales of investments, additions to capitalized software, and cash used in the acquisition of CareScience. There was a decrease of $13.6 million in net sales of short-term investments from the nine months ended September 30, 2002. In addition, there was an increase of $5.9 million of funds used for acquisition purposes in the nine months ended September 30, 2003 from the year earlier period.

     Net cash provided by financing activities for the nine months ended September 30, 2003 decreased $0.3 million, due to a decrease in cash received from the exercise of stock options.

     During August 2003 the Company established a line of credit with a commercial bank thereby allowing the Company to borrow up to $4.0 million on a secured basis. At September 30, 2003, the Company had no outstanding borrowings under the revolving line of credit which is secured by the Company’s assets, exclusive of intellectual property assets.

     The Company has commitments pursuant to certain real property lease obligations, and these obligations have not materially changed since December 31, 2002. In connection with a software purchase in 2003, the company has minimum royalty payments of $500,000 over two years.

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

     Although we have had profitable quarters, we incurred losses for the nine months ended September 30, 2003 and the years ended December 31, 2002, 2001 and 2000. As of September 30, 2003, we had an accumulated deficit of $145 million. Since our IPO in February of 2000, we have funded our business primarily from the cash generated from the sale of our stock and cash flow from operations. We expect to continue to incur significant sales and marketing, research and development and general and administrative expenses that may exceed our gross margin. As a result, we may experience losses and negative cash flows in the future. Failure to achieve and maintain profitability may cause our stock price to decline and impair our business and financial prospects.

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

     Our quarterly operating results have fluctuated significantly in the past and are likely to fluctuate in the future. Moreover, our operating results in some quarters may not meet the expectations of stock market analysts and investors. In that event, our stock price would likely decline. Declines in our stock price may impair our business prospects and our financial condition. As a result of our limited history of profitable operations, our business strategy, and the evolving nature of the markets in which we compete, we may have difficulty accurately forecasting our revenue in any given period. In addition to the factors discussed elsewhere in this section, a number of factors may cause our revenue to fall short of our expectations or cause fluctuations in our operating results, including:

•	delay in our introduction of new applications, services and products offerings and enhancements of our existing solutions;

•	the capital and expense budgeting decisions of our existing and prospective customers;

•	the loss of a major customer;

•	the amount and timing of operating costs and capital expenditures relating to the implementation of our business strategy;

•	increased product development and engineering expenditures required to keep pace with technological changes; and

•	the announcement or introduction of new or enhanced products or services by our competitors.

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

     Our success depends on our ability to continually enhance and broaden our product offerings in response to changing technology, customer demands, and competitive pressures. To this end, we recently completed the CareScience acquisition and we may continue to acquire new and complementary businesses, products or technologies. We do not know if we will be able to complete any additional acquisitions or that we will be able to successfully integrate CareScience or any other acquired businesses, operate them profitably, or retain their key employees. Integrating CareScience and any newly acquired business, product or technology could be expensive and time-consuming, could disrupt our ongoing business, and could distract our management. We may face competition for acquisition targets from larger and more established companies with greater financial resources. In addition, in order to finance any acquisitions, we might need to raise additional funds through public or private financings. In that event, we could be forced to obtain equity or debt financing on terms that are not favorable to us and, in the case of equity financing, that result in dilution to our stockholders. If we are unable to integrate CareScience or any newly acquired entity, products or technology effectively, our business, financial condition and operating results would suffer. In addition, the amortization of intangible assets or other charges resulting from the cost of acquisitions could harm our operating results.

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

If our hosting services suffer interruptions, our business and reputation could be harmed.

     In the past, our customers have experienced some interruptions with our transaction hosting services. Similar interruptions may continue to occur from time to time. These interruptions could be due to hardware and operating system failures. We currently process customer transactions and data at our facility in Albuquerque, New Mexico and the CareScience facility in Philadelphia, Pennsylvania, as well as in a third-party hosting facility in Santa Clara, California. Although we have safeguards for emergencies in each location, we do not have fully operational procedures for information processing facilities if either primary facility is not functioning. The occurrence of a major catastrophic event or other system failure at either facility could interrupt data processing or result in the loss of stored data. In addition, we depend on the efficient operation of Internet connections from customers to our systems. These connections, in turn, depend on the efficient operation of web browsers, Internet service providers and Internet backbone service providers, all of which have had periodic operational problems or experienced outages. Any system delays, failures or loss of data, whatever the cause, could reduce customer satisfaction with our applications, services and product offerings.

     We expect a significant portion of our revenue to be derived from customers who use our hosting services. As a result, our business will suffer if we experience frequent or long system interruptions that result in the unavailability or reduced performance of our hosting capability. We expect to experience occasional temporary capacity constraints due to sharply increased traffic, which may cause unanticipated system disruptions, slower response times, impaired quality and degradation in levels of customer service. If this were to happen on more than an occasional and temporary basis, our business and reputation could be seriously harmed.

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

     The healthcare market itself is highly regulated and subject to changing political, economic and regulatory influences. These factors affect the purchasing practices and operations of healthcare organizations. Changes in current healthcare financing and reimbursement systems, such as modifications that may be required by the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), may cause us to make unplanned enhancements of software applications or services, result in delays or cancellations of orders, or result in the revocation of endorsement of our applications and services by healthcare participants. The effect of HIPAA is difficult to predict and there can be no assurances that we will adequately address the business risks created by HIPAA and its implementation or that we will be able to take advantage of any resulting business opportunities.

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

Our business is dependent on our intellectual proprietary rights.

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

     CareScience has licensed important technology from the University of Pennsylvania and the California HealthCare Foundation. Consequently, infringement claims against the University or the Foundation or disagreements between the University or the Foundation and CareScience pertaining to the licensed technology could have a material adverse effect on the combined company operations following the merger. Third parties may infringe upon CareScience’s intellectual property rights or the rights CareScience has licensed from the University or the Foundation. This unauthorized use may be undetected and the combined company may be unable to enforce its rights.

     In addition, we may not be able to protect against misappropriation of our intellectual property. Third parties may infringe upon our intellectual property rights, we may not detect this unauthorized use and we may be unable to enforce our rights. We rely on third parties for technology in our products. We depend upon third party suppliers and licensors to provide software that is incorporated in certain of our products and the products that we distribute. We have no control over the scheduling and quality of work of these third party software suppliers and licensors. Additionally, the third party software may not continue to be available to us on commercially reasonable terms, or at all. Our agreements to license certain third-party software will terminate after specified dates unless they are renewed. We expect to sell multiple products to the same customers and problems with the third party technology in one product may adversely affect sales of other products to the same customer.

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

CareScience currently depends on an exclusive license with the University of Pennsylvania and an exclusive license with the California HealthCare Foundation for some of its technology, and the loss of these licenses would impair our ability to develop the CareScience business.

     Our ability to use some of the CareScience technology and complete effectively with its care management products would be impaired if CareScience’s exclusive license agreements with the University of Pennsylvania or the California HealthCare Foundation were terminated. Under these license agreements, CareScience is required to make royalty payments to the University and the Foundation, respectively, based on a percentage of the fees earned through the sublicensing and servicing of the technology and information received from the University or the Foundation, as applicable, under the relevant license agreement. In order to maintain the exclusivity of the license with the University, CareScience is required to pay a minimum of $75,000 per year in royalties. In order to maintain the exclusivity of the license with the Foundation, we are required to pay a minimum level of $57,500, $73,750 and $90,000 per year in royalties for the years 2003, 2004 and each year after 2004, respectively.

     If we do not make these minimum royalty payments, the University or the Foundation may terminate the exclusive status of the license under the respective agreement, and in effect, license the technology to our competitors. In addition, under the license agreement with the University, the University retains the right, after consultation and negotiation with CareScience, to publish a description of the technology without CareScience’s consent, whether or not any intellectual property protection on this technology has been filed. If the University or the Foundation were to license the technology to our competitors or the University were to publish the technology, our revenue may decrease significantly and we may not be able to develop or maintain CareScience customer and strategic relationships. In addition, if we pay the University less than $20,000 per year in royalties, the University may terminate CareScience’s license entirely. In the event that the University or the Foundation choose not to license the technology to CareScience at all, we may not be able to develop similar alternative technology or negotiate a new license agreement with another licensor. If we were not able to develop similar alternative technology or negotiate a new license, we may not be able to maintain the CareScience care management business operations.

We could be liable for information retrieved from the CareScience Care Management System websites and incur significant costs from resulting claims.

     We may be subject to third party claims for defamation, negligence, copyright or trademark infringement or other theories based on the nature and content of the information CareScience supplies to its customers through its Internet-based Care Management System applications. We could be subject to liability with respect to content that may be accessible through the CareScience Care Management System website or third party websites linked from its website. For example, claims could be made against CareScience if a customer relies on health care information accessed through its Care Management System website to their detriment. Even if claims do not result in liability to CareScience, CareScience could incur significant costs in investigating and defending against them and in implementing measures to reduce exposure to any possible liability. Our insurance may not cover potential claims of this type or may not be adequate to cover all costs incurred in defense of potential claims or to indemnify us for all liability that may be imposed.

If we do not establish and maintain our brand, our reputation could be adversely affected.

     In order to increase our customer base and expand our online traffic, we must establish, maintain and strengthen our brand. For us to be successful in establishing our brand, professionals in the healthcare and other targeted markets must perceive us as offering quality, cost-effective, communications, information and administrative services. Our reputation and brand name could be harmed if we experience difficulties in introducing new applications, services and product offerings, if these applications, services and product offerings, if customers do not accept these applications, services and product offerings, if we are required to discontinue existing applications, service and product offerings or if our products and services do not function properly.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We currently develop and market our products primarily in the United States. As a majority of sales are currently made in U.S. dollars, a strengthening of the dollar could make our product less competitive in foreign markets. Since the U.S. dollar is considered the primary currency for the Company’s international operations, transactions that are completed in a foreign currency are translated into U.S. dollars and recorded in the financial statements. Translation gains or losses were not material in any of the periods presented and the Company does not believe it is currently exposed to any material risk of loss on this basis. The company does not currently use any hedging act to minimize any translation risks.

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

     CareScience and certain of its present and former officers are defendants in a shareholder class action lawsuit litigation pending in the United States District Court for the Eastern District of Pennsylvania for alleged violations of federal securities laws. The actions seek compensatory and other damages, and costs and expenses associated with litigation. Although we cannot predict the ultimate outcome of the case or estimate the range of any potential loss that may be incurred in the litigation, we believe the lawsuits are without merit, CareScience denies all allegations or wrongdoing asserted by plaintiffs, and we believe CareScience has meritorious defenses to plaintiffs’ claims. CareScience intends to vigorously defend the lawsuits. The class action litigation is the result of several complaints filed with the court beginning on October 17, 2001. These actions were consolidated on November 16, 2001. The court approved the election of the lead plaintiff in the litigation on March 12, 2002. CareScience filed a motion to dismiss the consolidated complaint on August 7, 2002. These complaints purport to bring claims on behalf of all persons who allegedly purchased CareScience common stock between June 29, 2000 and November 1, 2000, for alleged violation of the federal securities laws, including Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 by issuing a materially false and misleading Prospectus and Registration Statement with respect to the initial public offering of CareScience common stock. Specifically, the complaints allege, among other things, that the CareScience Prospectus and Registration Statement misrepresented and omitted to disclose material facts concerning its competitors, two of its prospective products and its contract with the California HealthCare Foundation. On July 25, 2003, the Judge granted CareScience’s motion to dismiss the claims under Section 12(a)(2) of the Securities Act, but denied its motion to dismiss the claims under Sections 11 and 15 of the Securities Act. CareScience has filed an answer denying all allegations of wrongdoing. Discovery has not yet commenced. We do not believe that the outcome of this action will have a material adverse affect on our financial position, results of operations or liquidity; however, litigation is inherently uncertain and we can make no assurance as to the ultimate outcome or effect.

     The Company and its subsidiaries are engaged from time to time in routine litigation that arises in the ordinary course of our business.

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

     (b) Reports on Form 8-K

(i)	On July 24, 2003, we furnished a Current Report on Form 8-K to report that on July 23, 2003 we issued a press release announcing our financial results for the quarter ended June 30, 2003.

(ii)	On August 14, 2003, we filed a Current Report on Form 8-K to report that on August 14, 2003 we entered into an Agreement and Plan of Merger, dated as of August 13, 2003, with CareScience, Inc., a Pennsylvania corporation, and Carlton Acquisition Corp., a Pennsylvania corporation and a wholly owned subsidiary of Quovadx.

(iii)	On September 9, 2003, we filed a Current Report on Form 8-K to report that on September 8, 2003 we settled litigation among various parties in connection with a development contract entered into in October 1999 with the Hawaii Employees Retirement System.

(iv)	On September 24, 2003, we filed a Current Report on Form 8-K to report that on September 19, 2003 we and our wholly owned subsidiary Carlton Acquisition Corp. accepted for exchange and payment all shares of CareScience, Inc. validly tendered pursuant to the Registrar’s offer to exchange all of the outstanding shares of CareScience common stock for the right to receive cash and shares of the Registrant’s common stock.

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

QUOVADX, INC.

		By:	/s/ LORINE R. SWEENEY

Lorine R. Sweeney President and Chief Executive Officer (Principal Executive Officer)
Date:	October 31, 2003
		By:	/s/ GARY T. SCHERPING

Gary T. Scherping Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Date:	October 31, 2003

EXHIBIT INDEX

Exhibit
Number	Description of Document

2.1	Agreement and Plan of Merger, dated as of August 13, 2003, by and among CareScience, Inc., the Registrant and Carlton Acquisition, Corp. (incorporated by reference to Annex A to the Prospectus filed by the Registrant under Rule 424(b)(3) on September 18, 2003)

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended March 31, 2003, filed as of May 13, 2003)

3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-1 filed by the Registrant as of November 2, 1999, Registration No. 333-90165)

4.1	Specimen stock certificate representing shares of Common Stock of the Registrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of the Registrant, filed as of October 16, 2001)

4.2	Preferred Stock Rights Agreement, dated as of July 24, 2000, between the Registrant and ChaseMellon Shareholder Services, L.L.C., as Rights Agent, including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively (incorporated by reference to Exhibit 1 to the Registration Statement on Form 8-A filed by the Registrant as of July 28, 2000)

4.3	Registration Rights Agreement, dated as of December 14, 2001, between the Registrant and Francis Carden (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-3 filed by the Registrant as of January 23, 2002, Registration No. 333-81210)

10.1*	Amended and Restated 1997 Stock Plan and related agreements (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 filed by the Registrant as of May 16, 2002, Registration No. 333-88408)

10.2*	Amended and Restated 1999 Employee Stock Purchase Plan and related agreements.

10.3*	Amended and Restated 1999 Director Option Plan and related agreements (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8 filed by the Registrant as of May 16, 2002, Registration No. 333-88408)

10.4*	Amended and Restated 2000 Nonstatutory Stock Option Plan and related agreements (incorporated by reference to Exhibit 4.9 to the Registration Statement on Form S-8 filed by the Registrant as of April 1, 2003, Registration No. 333-104184)

10.5*	Amended and Restated Healthcare.com Corporation Non-Employee Director Stock Option Plan (filed as of August 13, 1999, as Exhibit 10 to the Quarterly Report on Form 10-Q of Healthcare.com Corporation for the quarter ended June 30, 1999, Commission File No. 0-27056, and incorporated by reference to Exhibit 10.42 to the Registration Statement on Form S-4 filed by the Registrant as of June 29, 2001, Registration No. 333-64282)

10.6*	Healthcare.com Corporation Adjustment Stock Option Plan (filed as of October 24, 1995, as Exhibit 10.5 to Amendment No. 1 to the Registration Statement on Form S-1 of Healthcare.com Corporation, Registration No. 33-96478, and incorporated by reference to Exhibit 10.43 to the Registration Statement on Form S-4 filed by the Registrant as of June 29, 2001, Registration No. 333-64282)

10.7*	Healthcare.com Corporation Restated Stock Option Plan Two (filed as of May 11, 1998, as Exhibit 10.2 to the Quarterly Report on Form 10-Q of Healthcare.com Corporation for the quarter ended March 31, 1998, Commission File No. 0-27056, and incorporated by reference to Exhibit 10.44 to the Registration Statement on Form S-4 filed by the Registrant as of June 29, 2001, Registration No. 333-64282)

10.8*	Offer letter, dated as of February 20, 2002, with David E. Nesvisky (incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K of the Registrant for the year ended December 31, 2002, filed as of March 31, 2003)

10.9	Office Lease Agreement, effective as of November 8, 1999, between Mountain States Mutual Casualty Company and the Registrant (incorporated by reference to Amendment 1 to the Registration Statement on Form S-1 filed by the Registrant as of December 17, 1999, Registration No. 333-90165)

10.10	Sublease, dated as of August 24, 2001, between Echo Bay Management Corp. and XCare.net, Inc. (incorporated by reference to Exhibit 12.1 to the Annual Report on Form 10-K of the Registrant for the year ended December 31, 2001, filed as of March 26, 2002)

Exhibit
Number	Description of Document

10.11*	Form of Healthcare.com Corporation Severance Compensation and Restrictive Covenant Agreement and Severance Compensation and Restrictive Covenant Agreement between Healthcare.com Corporation and Deborah Dean dated May 14, 2001 (incorporated by reference to Exhibit 2.6 to the Current Report on Form 8-K of the Registrant, filed as of May 18, 2001)

10.12	Form of Indemnification Agreement entered into by Quovadx, Inc. with each of its directors and executive officers (incorporated by reference to Exhibit 11.1 to the Annual Report on Form 10-K of the Registrant for the year ended December 31, 2001, filed as of March 26, 2002)

10.13	Restated License Agreement, dated as of April 1, 1995, between the Trustees of the University of Pennsylvania and Care Management Science Corporation (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 filed by CareScience, Inc. as of March 14, 2000, Registration No. 333-32376)

10.14	License Agreement, dated as of October 2, 2000, between California HealthCare Foundation and CareScience, Inc. (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K of CareScience, Inc. for the year ended December 31, 2001, filed as of March 26, 2002)

31.1	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(b) and Rule 15d-14(b), promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

32.2**	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(b) and Rule 15d-14(b), promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

*	Constitutes a management contract or compensatory plan or arrangement.

**	This certification is furnished to, but not filed, with the Commission. This certification shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Registrant specifically incorporates it by reference.