Form 10-K
period 2003-12-31
QUOVADX INC
filed 2004-03-18
CIK 1094561

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

     The aggregate market value of the voting and non-voting equity held by non-affiliates of the registrant as of June 30, 2003 was $81.5 million, based on the last sale price reported for such date on the Nasdaq National Market. This determination is not necessarily conclusive for other purposes.

     As of March 12, 2004, there were 39,446,873 shares of Common Stock of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the registrant’s definitive proxy statement, to be delivered to stockholders in connection with the Registrant’s 2004 Annual Meeting of Stockholders, are incorporated by reference into Part III of this Form 10-K.

QUOVADX, INC.

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2003

FORWARD-LOOKING STATEMENTS

      All statements, trend analysis and other information contained in this Annual Report on Form 10-K (“Annual Report”) of Quovadx, Inc. (“Quovadx,” the “Company,” the “Registrant,” “we” or “us”) and the information incorporated by reference which are not historical in nature are forward-looking statements within the meaning of the Private-Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, discussion relative to markets for our products and trends in revenue, gross margins and anticipated expense levels, as well as other statements including words such as “anticipate,” “believe,” “plan,” “estimate,” “expect” and “intend” and other similar expressions. All statements regarding the Company’s expected financial position and operating results, business strategy, financing plans, and forecast trends relating to our industry are forward-looking statements. These forward-looking statements are subject to business and economic risks and uncertainties, and our actual results of operations may differ materially from those contained in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in “Risk Factors” below.

Trademarks

      Rogue Wave, SourcePro, Stingray, Cloverleaf, HostAccess, WebAccel and INSURENET are registered trademarks of Quovadx, Inc. in the United States and/or select foreign countries; and QDX and QUOVADX are trademarks of Quovadx, Inc. The absence of a trademark from this list does not constitute a waiver of Quovadx, Inc.’s intellectual property rights concerning that trademark. Care Data Exchange is a registered trademark of the California Health Care Foundation in the United States. This document may contain references to other companies, brand and product names. These companies, brand and product names are used herein for identification purposes only and may be the trademarks of their respective owners.

PART I

Item 1.	Business

Overview

      Quovadx is a global software and services firm that helps more than 20,000 enterprise customers worldwide develop, extend and integrate applications based on open standards. Our software and service offerings include an integrated suite of application development tools and vertical enterprise applications for companies in healthcare, financial services, software, telecommunications, public sector, manufacturing, and life sciences.

      Quovadx strategically uses technology to help our clients automate and streamline their manual processes and integrate their legacy systems. Through a series of acquisitions and organic product development we have compiled a set of strategic software tools based on eXtensible Markup Language (XML) technology.

      These software tools allow applications, products and services to communicate and interoperate using an extendable technology, XML, as the mechanism. An application created with QUOVADXTM development tools, is a composite of functions from an organization’s existing systems and processes, preserving the value of the underlying legacy systems. Unlike packaged applications that force companies to sacrifice their processes or workflows, QUOVADX technology allows our customers to build on their unique strengths and capitalize on their competitive strategies.

      Our integrated software tool suite is called QDXTM Platform V. QDX Platform V allows our customers to leverage processes and data in existing legacy applications and databases while they develop new composite applications. QDX Platform V software speeds the development and deployment of our customers’ process and integration application to improve their business processes. Quovadx also develops vertical application solutions using QDX Platform V that are sold primarily to the healthcare industry. Quovadx adds extensive professional service capabilities, including consulting, implementation, hosting, transaction services and operations management. We believe our model creates value for our customers by allowing them to automate and extend valuable business processes and transact business in real-time with their trading partners (customers, suppliers, business partners), while preserving the significant investments they have made in their legacy systems.

      Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to such reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act are available, free of charge, on or through our Internet website located at www.quovadx.com, as soon as reasonably practicable after they are filed with or furnished to the SEC.

Industry Background

      Since the 1970s, organizations have made investments in business-critical information technologies. In many cases, they have deployed multiple generations of best-of-breed technologies from different vendors that successfully address their fundamental business requirements. Often the resulting heterogeneous computing environment is complex, consists of incompatible systems, is inflexible and inefficient and cannot be accessed by users across the global enterprise. This legacy computing environment frequently limits the ability of these organizations to grow and remain competitive. In addition, these mission-critical legacy systems represent enormous investments by the organization in terms of time, money, training and management resources.

      In the 1990s, some of these organizations attempted to solve this problem by replacing their heterogeneous computing environments with next generation integrated systems. Despite the promise of single-vendor solutions to offer an integrated, more accessible computing environment, these new systems often failed to replicate the functionality of the legacy system they replaced, or in other cases, deployment was never completed. We believe high-profile failures of this nature have led to reluctance to attempt replacement of legacy systems due to significant business risks.

      Today, despite recognizing the limitations of legacy computing environments, we believe organizations are reluctant to abandon their investment in their information technology, putting their mission-critical business processes at risk and expending significant financial and management resources. Instead, we believe organizations are increasingly seeking technology that will:

•	leverage existing investment in legacy systems, without disrupting operations;

•	allow simultaneous access across multiple locations around the world;

•	improve the look and feel of applications and user interfaces to enhance productivity;

•	increase efficiency with new functionality and streamlined business processes; and

•	provide an attractive return on investment.

      Organizations facing this dilemma are common within the healthcare, financial services, telecommunications, pharmaceutical, biotechnology, defense, public sector and media and entertainment industries.

The QUOVADXTM Solution

      Our product and service offerings allow our customers to:

      Preserve investment in legacy systems. By using our products, our customers can continue to use their legacy applications, preserving existing information and data, as well as the underlying business logic. By preserving the legacy system, our customers maintain the same functionality, speed and fault tolerance without exposure to the substantial risks of installing a replacement system.

      Extend access to applications globally through Web services. Our products allow our customers to use their legacy applications in a standardized, consistent and reusable format through a standard Web browser interface. This offers a relatively low-cost way to connect internal applications and share data, and allows applications to be deployed worldwide.

      Expand efficiency and productivity by streamlining workflow. By deploying our products as Web services, our customers can automate time-consuming manual processes, eliminate manual data entry, reduce errors and enhance customer service.

      Reduce training time and support by improving user interfaces. By providing a single Web-based interface to legacy applications, our products eliminate the need for employees to use several different interfaces to complete a single task, reducing training costs and support needs. Our customers have reported that the enhanced look and feel of Web deployed legacy applications leads to increased ease of use and higher productivity.

      Our customers have reported that by preserving their legacy systems using our products, they have experienced reduced expenses, increased sales and enhanced customer satisfaction. For example, a wireless services provider implemented a QUOVADX-based Web services wireless activation system to automate its customer activation process. The service provider was activating as many as 5,000 new customers per month by filling out forms by hand and faxing the forms to in-house activators. Activators would then manually enter the customer information into a legacy billing system database. The service provider implemented a QUOVADX-based Web services solution to automate this process. Our products enabled access into the service provider’s legacy systems and data and implementation of new business processes to ensure smoother activations. The service provider can now access legacy information on its customers, register new customers and activate service simultaneously via Web browser-based consoles. Employees no longer need to manually re-enter information to activate a new customer, and customers leave the store with an active wireless phone. The wireless service provider has advised us that it saved significant manual data entry time in 2002 and experienced enhanced customer satisfaction.

Products

      Since January 2004, Quovadx is comprised of two primary divisions: the Rogue Wave Software division, which provides reusable software components and integrated software tools that facilitate application development; and the Enterprise Application Software division, which offers vertical-specific solutions to improve business processes and create value from existing systems.

      The Rogue Wave Software division now serves as the technology hub for Quovadx and its customers, housing a set of integrated software tools we market as QDXTM Platform V, as well as the Rogue Wave® C++ toolkit components used by technologists and developers.

      QDX Platform V is an integrated suite of software tools providing a flexible, service-oriented architecture for building composite applications. QUOVADX software allows enterprises to reuse key information and data from existing software applications, including the application’s business logic, which is resident in and often restrained by legacy processes.

      To quickly develop portals and applications, organizations need a technology platform that can create and reuse services. For example, by creating one service to retrieve a customer name and then reusing that service across several applications, enterprises can quickly assemble new portals and applications to meet changing needs.

      QDX Platform V contains three components:

•	Application Development Tools: To facilitate rapid and composite application development, QDX Platform V allows developers to call on a set of common tools, frameworks, engines, interfaces and other internal or external services to leverage existing applications. These tools are used for application development, platform configuration, and portal development. The tools include WebAccel® Presentation Services, Advanced Security, Enterprise Monitor, Debugger, and Portal Generator.

•	Business Process Management Tools: With the QDX Platform V business process management tools, companies can manage business processes, handle exceptions and respond to changing regulations. Our business process management system can route data in a business process involving manual and/or computerized interactions. Using our patented, built-in rules engine, enterprises can modify processes to change routing instructions based on data or exceptions. Enterprises can also configure the rules engine to automatically adapt to changing business or regulatory requirements. By allowing end-users to configure rules based on a variety of attributes, QDX Platform V enables powerful control over business processes.

•	Integration Tools: One of the keys to streamlining business processes is to leverage all of the information in existing applications, including legacy applications. QDX Platform V provides integration tools that offer connectivity to any application, which prevents errors associated with re-keying information and maintaining duplicative information. QDX Platform V Integration Services integrate applications and replace costly, point-to-point interface development by providing a flexible, reliable, messaging platform that connects a host of application programs, databases, objects and protocols. The underlying infrastructure of the QDX Platform V Integration Services component provides integration management, data integration and security. The integration tools include the following components:

–	Legacy Screen Rejuvenation: The QDXTM Platform V Screen Rejuvenation tool facilitates rapid re-engineering by exposing character-based applications as a service-oriented data source. This allows developers to seamlessly incorporate legacy systems into new applications, providing easy access for use in advanced business processes and Web-based graphical user interfaces. With this component, the developers do not need to make code changes to the host system and are provided with the information and interfaces they need to quickly add functionality to any web portal in a variety of programming environments.

–	Light Weight Enterprise Integration Framework (LEIF): This product is designed to integrate C++ applications with XML data and Web services, enabling C++ applications to communicate with applications created in other languages, both within an enterprise and with external partners or customers. LEIF employs industry-standard networking, XML and Web services technologies to expose the functionality of business-critical C++ applications to other disparate application and business processes. By easing the integration of XML with C++ applications, LEIF allows legacy software to work seamlessly with XML documents and to bridge platforms and languages. Our LEIF product is the link between C++ applications and QDXTM Platform V.

      Our C++ development tools for technologists include the SourcePro® C++ Suite and the Stingray® product line. Rogue Wave® SourcePro® C++ Suite increases developer productivity and their ability to deliver projects on schedule. The software supports technology environments that use multiple platforms at once, through tested and standardized C++ libraries that work with industry-leading operating systems. SourcePro C++ handles the intricacies of complex software development tasks like threading, string handling and internationalization and helps development teams build critical enterprise applications for a global market. Ultimately, SourcePro C++ helps reduce development and maintenance costs, accelerates project deployment, and enables applications to grow and evolve with changing business needs.

      The key benefits SourcePro C++ Suite delivers include:

•	Multiplatform Support. Cross-platform support allows technologists to develop applications and deploy software systems in a wide variety of environments with minimal development modification. Source Pro C++ tools incorporate basic and routine operations, allowing developers to focus on creating the business logic in an application, rather than the low-level details of their development environments.

•	Support for Distributed Applications. Programmers who develop complicated, large and distributed applications can use the SourcePro C++ products to make their applications work in concert, across multiple systems, interfacing seamlessly.

•	Enterprise Scalability. SourcePro C++ tools help programmers develop flexible, modular applications that can be easily extended and enhanced.

•	Highly Customizable. SourcePro C++ enables developers to customize the components for their own specialized applications. Developers can use the standard application programming interfaces and avoid granular programming details, or can drill down to the native code, if necessary.

      The SourcePro C++ Suite consists of four modules, each tailored for a specific area of C++ application development:

•	Source®Pro Core handles the low-level intricacies of the C++ language, which enhances developer productivity.

•	Source®Pro DB provides a consistent, high-level C++ interface to work with relational databases.

•	Source®Pro Net supplies components for building network and Internet-enabled applications.

•	Source®Pro Analysis delivers components for solving mathematical problems in business and research.

      Rogue Wave® Stingray® products help companies create scalable, distributed graphical user interface (GUI) applications that can be easily integrated with current enterprise systems and applications. By providing the graphical components required to mimic the look and feel of Microsoft® applications, Stingray products help companies quickly create GUIs with functionality that is consistent with a Microsoft standard, thereby increasing end-user acceptance and use.

      The Stingray products include:

•	Stingray Studio is a comprehensive set of integrated components for developing GUIs with the latest Microsoft look and feel.

•	Objective Grid is an advanced grid component that mimics many of the features of Microsoft® Excel® and provides database connectivity.

•	Objective Toolkit is a broad library of drop-in components that address areas not covered by Microsoft Foundation Classes (MFC) and ActiveX libraries, which contain a set of basic C++ building blocks for creating Windows based applications.

      Stingray products greatly reduce the overall development cycle by leveraging existing application code, enabling developers to focus on creating and updating business logic rather than the low-level details of MFC and Active X GUI functionality. The flexible Stingray components are easy to use, shortening development time and making it easier to maintain and evolve GUI applications as needs change.

      The HostAccess® product line allows end users to access character-based legacy applications through terminal emulation from a personal computer workstation, supporting over 35 types of legacy systems.

      The Enterprise Application Software division now develops and markets our Adaptive Applications.

      Adaptive Applications for Business Process Management. We believe one of our key differentiators is the innovative use of our QDX Platform V to solve real business problems. We have developed packaged solutions, using QDX Platform V, which we call Adaptive Applications. Our Adaptive Applications offer another option to buying off-the-shelf software and adapting business processes to meet the conditions of the software or to building expensive custom applications that are antiquated by or before implementation. Rapid flexibility is key to growing a business and we believe our “adaptive” approach provides the majority of the solutions our customers need, while allowing an organization to customize the application to suit their business needs on a continual basis.

      Quovadx’s Adaptive Applications, built on QDX Platform V, meet specific business process needs. These applications include:

•	QDX™ Cash Accelerator is a packaged Electronic Data Interchange (“EDI”) solution for healthcare provider organizations to increase transaction success rates, decrease accounts receivables and reduce claim denials — while increasing cash flow and preserving transaction routing choices. QDXTM Cash Accelerator provides both strategic and tactical advantages. Strategically, QDX Cash Accelerator INSURENET® Direct allows healthcare organizations to connect directly to payers and other trading partners for HIPAA transactions, thereby reducing dependence on traditional clearinghouses altogether. Tactically, QDX Cash Accelerator INSURENET® Hub enables the real-time electronic exchange of transactions to over 1,100 unique payers by virtue of the multiple clearinghouse relationships Quovadx has formed.

•	QDX™ Enterprise Data Exchange provides clinical, financial and demographic information to physicians and healthcare service providers. Based on QDX Platform V, this QUOVADXTM Adaptive Application seamlessly collects and exposes a comprehensive set of current patient information, regardless of the resident systems or storage formats. Due to its XML foundation, QDX Enterprise Data Exchange delivers a flexible structure that healthcare provider organizations can quickly and easily modify to meet specific business requirements. QDX Enterprise Data Exchange also offers an easy-to-maintain, light-weight design which is easily branded to customer-specific environments. Implementation of QDX Enterprise Data Exchange is often an important first step in establishing the Care Data Exchange® solution, a regional clinical data-sharing solution that is designed to provide a patient-centric view of clinical information from multiple, disparate data sources using a peer-to-peer data-sharing model.

•	QDX™ Care Management System applies cutting-edge analysis methods to clinical data in order to help health care provider organizations improve their clinical performance by allowing users to:

•	improve patient throughput,

•	reduce medical errors and complications,

•	improve compliance with evidence-based medicine, and

•	improve documentation and information handling.

The QDX Care Management System helps health care provider organizations take advantage of the vast data resources that often remain trapped or underused within organizations through an Internet-based interface which enables remote access by medical officers, clinical analysts, physicians and health care professionals to perform their jobs more effectively.

The QDX Care Management System is typically sold pursuant to three- to five-year contracts. Contract pricing is based on a per-encounter basis with services, staffing, or outsourcing priced on an as configured basis. Customers typically have unlimited access to data and are supported by an array of telephone and email help, data validation and management, training classes and ad-hoc services.

•	QDXTM Phoenix Solution Sourcing empowers payer and third-party administrator organizations to achieve the right balance between cost, service and strategic advantage. Through the provision of an application service provider-model, administrative applications and business process outsourcing services for functions including claims processing, customer relationship management and medical management, customers of QDX Phoenix Solution Sourcing can achieve marked improvements. Such improvements include higher auto-adjudication rates, fewer errors, shorter cycle times and improved service, all translating into measurable bottom-line results.

•	QDXTM Medical Management tools provide industry standard core business processes that are adaptable to a healthcare organization’s unique needs. By adapting web technology to the unique challenges of the healthcare industry, QDX Medical Management tools automate and integrate all aspects of the care management process. QDX Medical Management tools include QDXTM Case Management, QDXTM Utilization Management, QDXTM Disease Management and QDXTM CustomerFocus.

•	QUOVADXTM Life Sciences Adaptive Framework contains a set of reusable, interoperating components, including role-based access control, support for Title 21 Code of Federal Regulations (“21 CFR Part 11”) and Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) compliance, automated process escalations, leveraged staff activities and language and form factor independence, that Life Sciences organizations can use to quickly create custom solutions to their unique business problems.

•	QDXTM Quick Trials is an adaptive application for performing automated clinical trial management, offering life sciences organizations a highly customizable solution for managing the various complexities associated with the drug approval process. QDX Quick Trials helps optimize clinical trial processes from site enrollment to trial closeout by combining proactive escalation with features that support 21 CFR Part 11 and HIPAA compliance, including automation of tasks such as mailings, communications, faxes, e-mail notifications, documentation and report circulations.

      Quovadx also offers a wide range of services to support our customers in the implementation, support, maintenance and extension of the Quovadx software solutions.

      Professional Services. Our service offerings range from software implementation, to project-related consulting, to full IT outsourcing. We have developed a proprietary methodology, the eXtensible Development Discipline, a methodology used to address problem definition, strategic opportunity and operational efficiency. This methodology produces a plan of action, or a strategy from which our architects design and build a solution and integrate the appropriate components.

      Recurring Services. Recurring services include software maintenance and support, transaction-based services, a multi-year IT outsourcing arrangement and hosting services. We provide a remote, fully managed and maintained information technology shop, centralized database and application servers, in support of the following three principal areas of our recurring service operation:

•	Data Hosting and Storage

•	Data Movement and Normalization

•	Data Access, Analysis and Reporting.

•	Data Hosting and Storage. Our data centers are organized for managing and storing terabytes of data entrusted to us from our clients. These data are usually utilized with the business logic from our client organizations so the data processing and storage strategy must be precise, yet flexible. Our approach to this challenge has two primary thrusts, centralized hosting and storage of data and distributed storage of data in clinical data repositories.

Our central hosting environment is scalable to handle growth in data volume as our business environment evolves. Additionally, we employ a number of security measures to protect data, including protecting against unauthorized discovery, corruption, access disruption, and loss as well as adhere to national regulations and standards such as HIPAA.

Our technology offers extreme flexibility in the distributed model. For example, we have a standard clinical data repository, which allows us to aggregate data remotely, with an indexing service for performing remote queries.

•	Data Movement and Normalization. Quovadx technology and processes enable the acquisition of data from different source systems and customization to fit a particular organization’s infrastructure. Data validation technology is also provided to validate incoming data as well as allows the customer to correct data errors using a browser-based interface. In addition, we apply standard vocabularies across clinical organizations to standardize data for comparative and analytic reasons.

•	Data Access, Analysis and Reporting. Ultimately, clients use our tools to improve their business processes, with information supplied via reports, alerts and other means. To that end, we have developed a combination of methods to make information accessible to our customers. For example, retrospective analytic reports deliver clinical insight for populations of patients to support the hospital quality measurement, monitoring and improvement functions. We also integrate an ad-hoc query function that makes use of an industry-leading business-intelligence engine to provide full-client application capabilities against our centrally-hosted data repository.

Technology

      QDX Platform V. QDX Platform V offers a comprehensive solution for rapid application development and deployment. QDX Platform V supports service-oriented applications, enabling organizations to perform seamless integration between enterprise systems and all commerce touch points including customers, partners, and exchanges within intranet, extranet and Internet environments.

      QDX Platform V’s architecture contains a complete suite of services-oriented application development capabilities:

•	Presentation layer, supporting industry-standard user interface development technologies.

•	Web services support, allowing developers to easily fabricate and deploy a consistent XML-based interface to Platform V applications.

•	Business process management layer, allowing developers to orchestrate the logic of the workflow between the users and systems, to distribute transaction management across systems and to maintain business logic separate from presentation logic.

•	Integration layer, allowing developers to connect and communicate to different Web services or legacy systems and industry standards-based adapters

      The Platform V suite of development tools provides a flexible foundation for the company’s vertical industry Adaptive Applications, allowing these applications to support a wide variety of specific business requirements.

      Rogue Wave® Platform X. In the first half of 2004, we expect to release Rogue Wave Platform X, however, in our sole discretion, the release schedule may change. The technology behind Rogue Wave

Platform X is based on the components of QDX Platform V, which have been reorganized into a new lightweight architecture and intuitive user interface to facilitate the development, assembly, orchestration, monitoring and management of service-oriented applications.

      With a pure XML-based foundation, the core technologies in Rogue Wave Platform X enable organizations to create composite applications from newly created Web services, rejuvenated legacy applications and enterprise systems written in any programming language and residing on any intranet, extranet or Internet environments.

      In addition, the Company’s suite of C++ development components offer industry leading support for development of high-performance mission-critical business applications.

Strategy

      Over the past several years, Quovadx has taken a measured approach to execute on its business plan to evolve into a higher margin software company. Key goals inherent in this plan are the continual expansion of our technology base to supplement and strengthen our product offering, and the achievement of a critical mass of customers, that derive ongoing, measurable success from our platform tools and enterprise application solutions. To that end, we are pursuing the following strategic initiatives:

•	Leverage the value of our customer base. As of December 31, 2003, we had sold our products to over 20,000 customers, including enterprise information technology departments, software developers, independent software vendors and individual users. We believe that we have the opportunity to sell additional products into this customer base.

•	Strategically and opportunistically acquire. As part of our growth strategy we will continue to assess potential acquisitions. We have made several acquisitions of complementary products and technologies that extend our solutions platform. Most recently, in December 2003 we acquired Rogue Wave Software, a provider of C++ programming tools and an integration framework that has broad penetration across several vertical markets including the financial services industry. We expect to continue to pursue acquisitions of additional companies and technologies that will extend the reach of our platform and accelerate our expansion into other vertical markets; however, our ability to do so will depend on market conditions and the availability of cash among other things.

•	Continue to Introduce Innovative Technology Solutions. We believe that continuing the development of state-of-the-art technology is necessary to remain competitive in the marketplace. We will continue to devote significant resources to develop new products and solutions. We expect to continue to consider the licensing and acquisition of complementary software technologies and businesses where appropriate, integrate acquired technologies and products, and enhance the proprietary technology to increase our software product sales.

Competition

      The marketplace for application development tools, systems integration and business process management software is highly competitive. Competition, when coupled with the rapid evolution of technology and business practices, presents us with a challenging environment.

      Competitive factors affecting us include:

•	Brand recognition and market awareness

•	Product and features, functionality and quality

•	Service offering levels and quality

•	Internal development operations with the Company’s customer and prospect base

•	Ease and timeliness of implementation

•	Adequate infrastructure

•	Technical and industry-specific domain expertise

•	Financial resources

      Any one of these factors may contribute to our loss of market share, reduced profit margins, increased operating expense or discounted offerings.

      The integrated set of software tools within the Rogue Wave® Software division competes with other integration software and tools companies such as SeeBeyond Technology Corporation, Tibco Software, Inc., ILOG, Inc., Borland Software Corporation, Vitria Technology, Inc. and webMethods, Inc. Our Adaptive Applications within the Enterprise Application Software division sometimes compete with offerings from these same vendors, as well as with products offered by vendors such as Landacorp, Inc., MedDecisions, Inc., Siebel Systems, Inc. and Oracle Corporation. Though competition in the application development market and the healthcare market is strong, our software and service offerings are competitive and our infrastructure is adequate to continue to enhance our products. However, many of these competitors have greater financial and organizational resources than we do.

Customers

      We have over 20,000 customers in the healthcare, financial services, independent software vendors, telecommunications, pharmaceutical, biotechnology, media and entertainment, and defense industries.

      One of our customers accounted for 17% of revenue for the year ended December 31, 2003.

Sales, Marketing and Strategic Alliances

      Our sales are conducted through direct sales representatives, strategic alliances, and distributors. As of December 31, 2003, our sales and marketing organization included 115 employees. Our sales force is divided into product-specific markets that include technical and professional resources and primarily cover the 48 contiguous United States, Hawaii, Canada, France, Germany, Italy, and the United Kingdom. We also have distribution relationships covering Australia, New Zealand, and Asia. Our sales in the United Kingdom and Europe are performed by a combination of direct sales and distributors. The sales cycle varies depending on the size and scope of the engagement and can range from 90 to 360 days.

      We focus our marketing efforts on brand awareness, educational and collateral development supporting our product and service offerings, creative visualization of our offerings, management of joint marketing programs with alliance partnerships and out-reach through public relations, investor relations, and industry-analyst relations. Our marketing activities include: advertising, direct mail campaigns, email campaigns, tradeshows, seminars, sponsorships, memberships, industry conferences, contributing industry opinions and articles, annual user group conference programs, continuing education and innovative solution award distribution.

      The Company has strategic alliances and partnerships with a number of leading hardware and software vendors, system integrators, software developers and distributors. These relationships include technology licensing agreements and cooperative marketing relationships, as well as exchange of development plans and strategic direction. Our partners include leading hardware and software vendors, system integrators, software developers and distributors such as Microsoft Corporation, Intel Corporation, Hewlett-Packard Company, McKesson Corporation, Per-Se Technologies, Inc., Quadramed Corporation, and GE Medical Systems. In addition, leading software vendors use our development tools to develop their own products. Our products are deployed as these vendors sell their own products.

      In March, 2002, Rogue Wave Software, Inc (“Rogue Wave,” now our wholly owned subsidiary) and Microsoft Corporation (“Microsoft”) entered into a Joint Engineering and Promotion Agreement, whereby Rogue Wave agreed to develop, release and market to customers new versions of Rogue Wave® SourcePro® software products designed to optimize the performance of such products on Microsoft’s Windows-based servers. Rogue Wave and Hewlett-Packard Company (“HP”) have entered into a number of agreements dating back to 1995. Most recently, in May 2003, Rogue Wave entered into a porting agreement with HP, to port and certify Rogue Wave® SourcePro® Edition 5 and 6 products to the Tru 64 5.1b operating system and the Compaq C++ 6.5 compiler. Other agreements include an April 2002 agreement whereby Rogue Wave products would be ported to the HP-UX Itanium Processor platform and made available to HP customers. Additionally, in January 2002, Rogue Wave became a member of HP’s “Extend and Enhance” program giving Rogue Wave the right to link to HP’s website, inclusion on HP’s partner lists and technical marketing assistance.

Research and Development

      At December 31, 2003, our research and development group included approximately 115 employees located in the United States and United Kingdom. We have made substantial investments in advanced new technology development and acquisitions. For the years ended December 31, 2003, 2002 and 2001, we incurred $13,552,000, $10,942,000 and $6,695,000, respectively, in research and development expenses. $3,557,000, $3,733,000, and $1,903,000 of these amounts have been capitalized in 2003, 2002, and 2001, respectively and are amortized to cost of revenue over three years. The QUOVADXTM product suite consists of internally developed products and products acquired through the Company’s business acquisitions. We intend to continue to consider the licensing and acquisition of complementary software technologies and businesses where appropriate, integrate acquired technologies and products, and enhance our proprietary technology to increase our software product sales, process management services, and consulting services. Software products are directly derived from the QUOVADX developed standard-based, but proprietary, technology.

Intellectual Property

      We consider the core technology we own and license to be fundamental to the success of our operations. In addition to our proprietary technology, we license technology from various third party vendors. We have licensed intellectual property from the University of Pennsylvania. The University of Pennsylvania exclusively licenses the intellectual property underlying our online CareScience analytic processing software to us in a 30-year agreement.

      Our success and ability to compete depend in part on our proprietary technology. We seek to protect our software, documentation and other written materials primarily through a combination of trade secrets, trademark and copyright laws, confidentiality procedures and contractual provisions. In addition, we seek to avoid disclosure of our trade secrets, by, among other things, requiring those persons with access to our proprietary information to execute confidentiality agreements with us and restricting access to our source code. We have been issued eight U.S. patents, and have seven additional patents pending.

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

HIPAA Administrative Simplification

      Under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, Congress mandated a package of interlocking administrative simplification rules to establish standards and requirements for electronic transmission of certain health information. Five of these rules were published in proposed form in 1998, with four of the five now published in final form. As discussed below, these rules apply to certain of our operations as well as the operations of many of our customers. We designed the QDXTM Platform V and our applications, services and product offerings to enable compliance with the proposed regulations. However, compliance with the final rules could be costly and could require changes in our systems. In addition, the success of our compliance efforts may be dependent on the success of healthcare participants in dealing with the standards.

Confidentiality

      Privacy of patient records and the circumstances under which these records may be released are subject to substantial regulation under the HIPAA Standards for Privacy of Individually Identifiable Health Information, and other state laws and regulations. These laws and regulations govern both the disclosure and the use of confidential patient medical record information. Although compliance is principally the responsibility of the hospital, physician or other healthcare provider, such laws and regulations will apply to the portions of our business that process healthcare transactions and provide technical services to participants in the healthcare industry. Other state and federal laws and regulations govern the electronic transmission of healthcare information and common healthcare transactions such as health claims, health plan enrollment, payment and benefit eligibility. These laws are applicable to that portion of our business involving the processing of healthcare transactions among physicians, payers, patient and other healthcare industry participants. We are designing our products and services to enable compliance with HIPAA and applicable corresponding state laws and regulations. Compliance with these laws and regulations will be costly and could require complex changes in our systems and services. Additionally, the success of our compliance efforts may be dependent on the success of healthcare participants in dealing with the laws, regulations and standards.

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

      The transaction standards apply to that portion of our business involving the processing of healthcare transactions among physicians, payers, patients, and other healthcare industry participants. The transaction standards also are applicable to many of our customers and to our relationships with those customers. We have designed and certified our systems to meet the standards, but changes in the standards could require costly modifications to some of our systems, products, and services.

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

Employees

      As of December 31, 2003, we had a total of 628 employees, of whom 324 are engaged in professional services and customer support functions, 115 in sales and marketing, 74 in management, finance and administration and 115 in research and development. None of our employees are represented by a labor union. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

      Our future success also depends on our continued ability to attract, integrate, retain and motivate highly qualified sales, technical and managerial personnel. Competition for such qualified personnel is intense. If our executive officers and key personnel do not remain with us in the future, we may experience difficulty in attracting and retaining qualified personnel.

Item 2.	Properties

      Our principal executive and corporate offices are located in Englewood, Colorado, where we lease approximately 24,960 square feet of office space. The lease on this facility expires in August 2005. We also lease 191,698 square feet of office space, primarily for operations and research and development, in various locations in the United States and Europe under agreements that expire at dates ranging from January 2004 through May 2012. As of December 31, 2003, the Company occupied 77% of the office space it leased. We believe that our current facilities will be sufficient to meet our needs for at least the next twelve months.

Item 3.	Legal Proceedings

      On November 14, 2001, a shareholder class action complaint was filed in the United States District Court, Southern District of New York. On April 19, 2002, plaintiffs filed an amended complaint. The amended complaint asserts that the prospectus from the Company’s February 10, 2000 initial public offering (“IPO”) failed to disclose certain alleged improper actions by various underwriters for the offering in the allocation of the IPO shares. The amended complaint alleges claims against certain underwriters, the Company and certain officers and directors under the Securities Act of 1933 and the Securities Exchange Act of 1934 (Bartula v. XCare.net, Inc., et al., Case No. 01-CV-10075). Similar complaints have been filed concerning more than 300 other IPO’s; all of these cases have been coordinated as In re Initial Public Offering Securities Litigation, 21 MC 92. In a negotiated agreement, individual defendants, including all of the individuals named in the complaint filed against the Company, were dismissed without prejudice, subject to a tolling agreement. Issuer and underwriter defendants in these cases filed motions to dismiss and, on February 19, 2003, the Court issued an opinion and order on those motions that dismissed selected claims against certain defendants, including the Rule 10b-5 fraud claims against the Company, leaving only the Section 11 strict liability claims under the Securities Act of 1933 against the Company. A committee of our Board of Directors has approved a settlement proposal made by the plaintiffs, which as proposed would require no contribution from the Company. The settlement is subject to a number of conditions. If the settlement is not achieved, the Company will continue to aggressively defend the claims. The Company believes it has meritorious defenses. We do not believe that the outcome of this action will have a material adverse effect on our financial position, results of operations or liquidity; however, litigation is inherently uncertain and we can make no assurance as to the ultimate outcome or effect.

      CareScience, which was acquired by Quovadx on September 19, 2003, and certain of its former officers are defendants in a shareholder class action litigation pending in the United States District Court for the Eastern District of Pennsylvania for alleged violations of federal securities laws. The actions seek compensatory and other damages, and costs and expenses associated with litigation. Although we cannot predict the ultimate outcome of the case or estimate the range of any potential loss that may be incurred in the litigation, we believe the lawsuits are without merit, CareScience denies all allegations or wrongdoing asserted by plaintiffs, and we believe CareScience has meritorious defenses to plaintiffs’ claims. CareScience intends to vigorously defend the lawsuits. The class action litigation is the result of several complaints filed with the court beginning on October 17, 2001. These actions were consolidated on November 16, 2001. The court approved the election of the lead plaintiff in the litigation on March 12, 2002. CareScience filed a motion to dismiss the consolidated complaint on August 7, 2002. These complaints purport to bring claims on behalf of all persons who allegedly purchased CareScience common stock between June 29, 2000 and November 1, 2000, for alleged violation of the federal securities laws, including Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 by issuing a materially false and misleading Prospectus and Registration Statement with respect to the initial public offering of CareScience common stock. Specifically, the complaints allege, among other things, that the CareScience Prospectus and Registration Statement misrepresented and omitted to disclose material facts concerning its competitors, two of its prospective products and its contract with the California HealthCare Foundation. On July 25, 2003, the Judge granted CareScience’s motion to dismiss the claims under Section 12(a)(2) of the Securities Act, but denied its motion to dismiss the claims under Sections 11 and 15 of the Securities Act. CareScience has filed an answer denying all allegations of wrongdoing. Discovery has not yet commenced. In February 2004, an agreement was reached to settle this case, subject to court approval after notice to the former shareholders. If the settlement is achieved, the entire settlement amount will be paid by insurance, without any contribution from the Company. If the settlement is not achieved, the Company will continue to aggressively defend the claims. The Company believes it has meritorious defenses. We do not believe that the outcome of this action will have a material adverse effect on our financial position, results of operations or liquidity; however, litigation is inherently uncertain and we can make no assurance as to the ultimate outcome or effect.

      In connection with the Company’s March 15, 2004 announcement that it would restate 3rd quarter 2003 earnings, at least one law firm has announced that it intends to seek shareholder plaintiffs to file claims against the company and certain officers and directors for alleged securities law violations. If any such claims are filed, the Company intends to vigorously defend them, however, since litigation is inherently uncertain, the Company can provide no assurance as to the ultimate outcome or effect.

      The Company and its subsidiaries are engaged from time to time in routine litigation that arises in the ordinary course of our business.

Item 4.	Submission of Matters to a Vote of Security Holders

      During the fourth quarter of 2003, no matters were submitted to a vote of our security holders.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

      Our common stock is listed for trading on the Nasdaq National Market under the symbol “QVDX.” The following table sets forth, for the period indicated, the range of high and low closing sales prices per share of our common stock, as reported on the Nasdaq National Market.

	High	Low

2002
First Quarter	$8.95	$5.79
Second Quarter	8.50	5.59
Third Quarter	5.71	1.40
Fourth Quarter	2.95	1.23
2003
First Quarter	$2.68	$1.53
Second Quarter	3.40	1.88
Third Quarter	4.82	3.00
Fourth Quarter	5.36	3.79
2004
First Quarter (January 1, 2004 to March 12, 2004)	$6.70	$4.93

      On March 12, 2004, the last reported sale price of the common stock was $5.24 per share, and the number of registered holders of record of the common stock was approximately 632. Because many of the Company’s shares of common stock are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of stockholders represented by these non-record holders.

      We have not declared or paid any cash dividends on our common stock or other securities since January 1996 when we were an S corporation. Pursuant to our loan agreement entered into in 2003, we are restricted from paying dividends. We currently anticipate that we will retain all of our future earnings for use in the expansion and operation of our business and do not anticipate paying any cash dividends in the foreseeable future.

Item 6.	Selected Financial Data

      The consolidated statements of operations data below for the years ended December 31, 2003, 2002 and 2001 and the consolidated balance sheet data as of December 31, 2003 and 2002, are derived from and are qualified by reference to the Company’s consolidated financial statements which are included elsewhere in this Annual Report. The consolidated statements of operations data for the years ended December 31, 2000 and 1999 and the consolidated balance sheet data as of December 31, 2001, 2000 and 1999 are derived from the

Company’s consolidated financial statements, which are not included in this Annual Report, but can be derived from other filings with the Securities and Exchange Commission.

	Year Ended December 31,

	2003	2002	2001	2000	1999

	(In thousands, except per share data)
Statement of Operations Data:
Total revenue	$71,595	$63,658	$52,180	$10,834	$4,853
Total costs and expenses	86,983	75,807	59,550	33,178	7,974

Loss from operations	(15,388)	(12,149)	(7,370)	(22,344)	(3,121)
Gain on sale of assets	—	87	—	—	—
Goodwill impairment	—	(93,085)	—	—	—
Interest income, net	694	1,035	3,101	5,027	(67)

Net loss	$(14,694)	$(104,112)	$(4,269)	$(17,317)	$(3,188)

Net loss per common share — basic and diluted	$(0.47)	$(3.47)	$(0.20)	$(1.20)	$(6.91)

Weighted average common shares outstanding — basic and diluted	31,407	29,987	21,308	14,399	472

	December 31,

	2003	2002	2001	2000	1999

	(In thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$23,688	$47,621	$63,486	$78,319	$7,455
Working capital	7,928	50,540	62,659	82,759	8,138
Total assets	156,335	104,609	214,704	96,908	13,183
Mandatorily redeemable convertible preferred stock	—	—	—	—	23,842
Stockholders’ equity (deficit)	114,413	86,948	188,887	92,839	(13,172)

      In reviewing the above data, you should consider the following:

•	In 1999, we completed a sale of Series B convertible preferred stock with net proceeds totaling $13.7 million.

•	Our registration statement on Form S-1 covering our initial public offering (the “Offering”) of 5,750,000 shares of common stock (including the underwriter’s over-allotment option of 750,000 shares of common stock) at $18.00 per share was declared effective on February 9, 2000. The net proceeds to us from the sale of shares of our common stock in the offering after deducting expenses of $2.1 million and underwriting discounts and commissions of $7.2 million, were $94.2 million.

•	In October 2000, the Company entered into a Software License and Services Agreement (the “Agreement”) with MedUnite, Inc. (“MedUnite”) to provide software development services related to a pilot program. In connection with the Agreement, the Company issued to MedUnite warrants to purchase 1,350,000 shares of Quovadx’s common stock at an exercise price of $4.06. The warrants were immediately vested, exercisable and non-forfeitable for a period of eighteen months from the date of grant. The fair value of the warrants was calculated to be $3.1 million and was determined using the Black-Scholes option pricing model utilizing a volatility factor of 120%, risk-free interest rate of 6.0% and an expected life of 18 months. The amounts billed and billable to MedUnite up to the date that the first pilot was delivered (March 2001) were reduced by the fair value attributed to the warrants. For the year ended December 31, 2000, the Company allocated $2.2 million of the warrant charge to billings and amounts billable. The remaining value of the warrants of $0.9 million was allocated to billings in the first quarter of 2001. In 2001, MedUnite exercised all the warrants and purchased 1,012,167 million shares of the Company’s common stock.

•	In 2000, the Company purchased all the outstanding stock of Advica Health Resources (“Advica”) for 70,000 shares of common stock in a transaction accounted for as a purchase. The total purchase price of Advica was $2.2 million. We also acquired all of the outstanding stock of Integrated Media Inc. (“Integrated Media”) for $2.1 million in a transaction accounted for as a purchase. The 2000 acquisitions generated goodwill and intangible assets totaling $3.5 million.

•	In June 2001, the Company acquired the outstanding common stock of Confer Software, Inc., (“Confer”) by merger of a wholly owned subsidiary of Quovadx with Confer. The purchase price, totaling $6.6 million, included 592,453 shares of Quovadx common stock in exchange for the outstanding shares of Confer capital stock, the assumption of a $461,250 employee bonus plan that was paid in cash and $1.8 million in merger-related fees. In August 2001, the Company consummated the acquisition of Healthcare.com Corporation (“Healthcare.com”). The purchase price, totaling $93.1 million, included 10,702,043 shares of Quovadx common stock issued in exchange for all outstanding shares of Healthcare.com capital stock and $4.5 million in merger-related fees. In December 2001, the Company consummated the acquisition of the Pixel Group (“Pixel”). The purchase price, totaling $7.3 million, included $5.0 million in cash and 201,794 shares of Quovadx common stock in exchange for the outstanding shares of Pixel capital stock. The aforementioned business acquisitions were accounted for under the purchase method of accounting. The 2001 acquisitions generated goodwill and intangible assets totaling $118.8 million.

•	In March 2002, the Company completed the sale of certain assets of its Advica subsidiary to Royal Health Care of Long Island, LLC, d/b/a Royal Health Care (“Royal”) for $475,000 in cash and 4.6% of the outstanding equity in Royal. In conjunction with the sale, Quovadx is providing ASP services to Royal under a seven year contract.

•	On March 27, 2002, the Company purchased all of the outstanding capital stock of Outlaw Technologies, Inc. (“Outlaw”). The purchase price, totaling $2.7 million, included 138,575 shares of Quovadx common stock and $1.8 million in cash and professional fees directly related to the acquisition. Assets acquired included $1.7 million in goodwill, $0.8 in software and $0.7 million in other intangible assets. The transaction was accounted for as a purchase. Outlaw’s balance sheet included $0.3 million in current assets and $0.6 million in liabilities upon acquisition.

•	In the third quarter of 2002, the Company performed an assessment of the carrying value of the Company’s goodwill recorded in connection with its various acquisitions. The assessment was performed pursuant to SFAS 142 because of the significant negative Company, industry and economic trends affecting the market value of the Company’s common stock. As a result, the Company recorded a charge of $93.1 million to reduce goodwill during the third quarter of 2002, based on the amount by which the carrying amount of these assets exceeded their estimated fair value.

•	In the third quarter of 2003, Quovadx acquired the outstanding stock of CareScience, Inc. (“CareScience”) by merger of a wholly owned subsidiary of Quovadx with CareScience. CareScience, Inc. is primarily a provider of care management services to hospitals and health systems. CareScience stockholders received a fixed exchange rate of $1.40 cash and 0.1818 shares of Quovadx’s common stock for each share of CareScience common stock they owned. The purchase price totaling $30.1 million, included 2,415,900 shares of Quovadx common stock and $4.7 million in cash, net of acquired cash, in exchange for all outstanding shares of CareScience and $2.3 million in merger-related fees.

•	In the fourth quarter of 2003, Quovadx acquired the outstanding stock of Rogue Wave Software, Inc. (“Rogue Wave”) by merger of a wholly owned subsidiary of Quovadx with Rogue Wave. Rogue Wave develops, markets and supports object-oriented and infrastructure software technology. Rogue Wave stockholders received a fixed exchange rate of $4.09 in cash and 0.5292 shares of Quovadx common stock for each share of Rogue Wave Common Stock they owned. The purchase price totaling $79.1 million, included 5,656,670 million shares of Quovadx common stock and $8.0 million in cash, net of acquired cash, in exchange for all outstanding shares of Rogue Wave and $3.9 million in merger-related fees.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      Quovadx is a global software and services firm that helps more than 20,000 enterprise customers worldwide develop, extend and integrate applications based on open standards. Quovadx serves companies in healthcare, financial services, telecommunications, the public sector, manufacturing, and life sciences. We believe that we have the opportunity to sell additional products into this large customer base.

      We generate revenue from three segments: software licenses, professional services, and recurring revenue. The software license segment includes revenue from perpetual software license sales and from software subscriptions. The professional services segment includes revenue generated from software implementation, development, and integration. The recurring revenue segment includes revenue generated from hosting, maintenance, transaction, and other recurring services.

      Acquisitions have historically been part of our growth strategy and we completed two acquisitions in 2003.

      On September 19, 2003, Quovadx acquired the outstanding stock of CareScience, Inc. (“CareScience”). CareScience, Inc. is primarily a provider of care management services to hospitals and health systems. CareScience stockholders received a fixed exchange rate of $1.40 cash and 0.1818 shares of Quovadx’s common stock for each share of CareScience common stock they owned. The total purchase price for this acquisition was $30.1 million, including 2,415,900 shares of Quovadx common stock, cash of $4.7 million, net of cash acquired, and $2.3 million in merger-related costs.

      On December 19, 2003, Quovadx acquired the outstanding stock of Rogue Wave Software, Inc. (“Rogue Wave”). Rogue Wave develops, markets and supports object-oriented and infrastructure software technology. The acquisition, structured as an exchange offer, resulted in Quovadx acquiring all of the outstanding stock of Rogue Wave for $4.09 in cash and 0.5292 of a share of Quovadx common stock for each share of Rogue Wave Common Stock. The total purchase price for this acquisition was $79.1 million, including 5,656,670 shares of Quovadx common stock, exchange of stock options valued at $3.4 million, cash of $8.0 million net of cash acquired and $3.9 million in merger-related costs.

      On March 15, 2004, we issued a press release announcing material revisions to our previously announced unaudited financial results for the third and fourth quarters of 2003. These revisions concern shipments to Infotech Network Group (“Infotech”), a consortium of Indian information technology companies, in the third and fourth quarters of 2003. We believed at the time of the shipments that collection of the receivable was probable due to the establishment of a credit line by Infotech that could be used for payment. Since the shipments of software product, however, we have encountered unanticipated delays in obtaining payment from Infotech. Based on further analysis of Infotech’s ability to pay for the software purchased, the accounting for the revenue recognized has been revised from an accrual to a cash basis. As a result, we have materially restated our previously announced financial results for the third and fourth quarters of 2003 by the deletion of all revenue and commissions that had been recorded related to Infotech.

Critical Accounting Policies and Estimates

      The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company relied on significant estimates in preparing the financial statements in allocating the purchase price of its acquisitions to the assets and liabilities acquired and to evaluate the adequacy of the allowance for bad debt, the percentage of completion of fixed priced professional service contracts, the recoverability of deferred tax assets and the recoverability of capitalized software costs. Actual results could differ from those estimates. The Company believes that the following accounting policies involve a higher degree of judgment and complexity.

Revenue

      The Company recognizes revenue in accordance with the provisions of Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended, and SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.”

      Our License agreements generally provide that customers pay a license fee based on a specified number of instances of the software and the type of software modules licensed. Customers that purchase licenses generally enter into renewable one-year maintenance agreements that entitle the customer to receive unspecified updates on the licensed software, error corrections and telephone support, generally for a fixed fee.

      The methodology the Company uses to recognize software license and related services revenue is dependent on whether the Company has established vendor-specific objective evidence (“VSOE”) of fair value for the separate elements of a multiple-element agreement. If an agreement includes both license and service elements, the license fee is recognized on delivery of the software if the remaining services are not essential to the functionality of the software, the collection of the fees is probable, the fees are fixed and determinable, an agreement is signed and the Company has established VSOE of fair value for the remaining services. Revenue from the related services is recognized as the services are provided. When the related services are essential to the functionality of the base product, or when the Company has not established VSOE of fair value for the remaining services, the software license fees are deferred and the entire contract is recognized as the services are provided. Utilizing the criteria provided in SOP 97-2, we evaluate the vendor specific objective evidence for contracts to determine the fair value of elements delivered in situations where multiple element arrangements exist.

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

      When revenue is recognized using the percentage-of-completion basis of accounting, the Company’s management estimates the costs to complete the services to be provided under the contract. Because the percentage-of-completion method is an estimation process, it has risks and uncertainties. The Company may encounter budget and schedule overruns caused by external factors beyond our control such as the utilization and efficiency of our consultants and the complexity of our customers’ IT environment. Adjustments to cost estimates are made in the period in which the facts requiring such revisions become known. Estimated losses, if any, are recorded in the period in which the current estimates of the costs to complete the services exceed the revenue to be recognized under the contract.

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

Allowance for Doubtful Accounts

      The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of certain customers to pay their accounts receivable balances. The Company assesses financial condition of its customers to determine if there is an impairment of their ability to make payments and additional allowances may be required if the financial condition of the Company’s customers deteriorates. A considerable amount of judgment is required in order to determine the realization of our receivables, including assessing the likelihood of collection and the creditworthiness of each customer.

Purchase Accounting

      In connection with acquisitions, we assess the fair value of assets acquired and liabilities assumed. Items such as accounts receivable, property and equipment, other intangible assets, certain accrued liabilities, and other reserves require a high degree of management judgment.

      The Company recorded $48.0 million of goodwill resulting from its 2003 acquisitions. Effective January 1, 2002, SFAS No. 142 requires that goodwill be tested annually for impairment and more frequently if events or changes in circumstances indicate assets might be impaired. A significant decline in our stock price, projected revenue, projected earnings growth or projected cash flows are examples of such circumstances. The impairment test involves the use of estimates related to the fair value of the reporting units with which the goodwill is associated. The estimate of fair value requires significant judgment, including future cash flows and discount rates. Any loss resulting from an impairment test would be reflected in our statements of operations.

      In connection with our acquisitions, we are required to recognize other intangible assets separate and apart from goodwill if such assets arise from contractual or other legal rights or if such assets are separable from the acquired businesses. Other intangible assets include, developed technology, customer-related assets such as order backlog, and trade name. Determining a fair value for such items requires a high degree of judgment, assumptions, and estimates, including future cash flows generated from the assets and discount rates. In certain situations, where deemed necessary, we may use third parties to assist us with such valuations. In addition, these intangible assets are to be amortized over the best estimate of their useful life. At December 31, 2003, we had intangible assets of $17.7, net of amortization.

      We have estimated amounts for direct costs of our acquisitions, merger-related expenses, and liabilities related to our business combinations in accordance with Emerging Issues Task Force Issue 95-3, “Recognition of Liabilities in Connection with a Purchase Combination.” We also recorded significant acquisition-related restructuring charges, in connection with our abandonment of certain leased facilities through our business combinations. The lease abandonment costs were estimated to include remaining lease liabilities offset by an estimate of sublease income. Estimates related to sublease costs and income are based on the assumptions regarding the period required to sublease the facilities and the likely sublease rates. Materially different reported results would be likely if any of the stated costs or expenses were different from our estimations.

Software Development Costs

      Software development costs are required to be expensed until the point that technological feasibility of the product is established. Once technological feasibility is established, such costs are capitalized until the product has reached general availability. The establishment of technological feasibility and continuing evaluation of the recoverability of the capitalized software development costs requires management’s judgment with respect to the impact of external factors such as future revenue, estimated economic life and changes in software and hardware technologies. Capitalized software development costs are amortized on a straight-line basis over an estimated life, which is generally three years. The Company capitalizes internal and external labor costs incurred in developing the software once technological feasibility is attained. At December 31, 2003, the Company had $6.0 million of capitalized software development costs, net of amortization.

Results of Operations

      The following table sets forth financial data for the periods indicated as a percentage of revenue.

	Year Ended December 31,

	2003	2002	2001

Revenue:
Software license	29.7%	18.6%	12.3%
Professional services	25.4	35.3	54.5
Recurring services	44.9	46.1	33.2

Total revenue	100.0	100.0	100.0

Cost of revenue:
Software license	13.9	8.6	4.6
Professional services	19.3	23.2	32.4
Recurring services	29.3	30.0	27.9

Total cost of revenue	62.5	61.8	64.9

Gross profit	37.5	38.2	35.1

Operating expenses:
Sales and marketing	24.8	21.0	17.0
General and administrative	17.8	21.5	19.9
Research and development	14.0	11.3	9.2
Amortization of acquired intangible assets	2.4	3.6	3.0

Total operating expenses	59.0	57.4	49.1

Loss from operations	(21.5)	(19.2)	(14.0)
Gain on sale of assets	—	0.1	—
Goodwill impairment	—	(146.2)	—
Interest income, net	1.0	1.6	5.9

Net loss	(20.5)%	(163.7)%	(8.1)%

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

      Total Revenue. Total revenue increased $7.9 million, or 12%, to $71.6 million for the year ended December 31, 2003 from $63.7 million for the year ended December 31, 2002. The Company experienced an increase of $9.4 million, or 79%, in revenue generated from its license segment to $21.2 million primarily due to the Company’s planned focus on software license revenue. The addition of CareScience and Rogue Wave in 2003 increased license revenue by $1.4 million and $1.9 million, respectively. We expect our license revenue to increase with our continued focus on the license segment and penetration into new vertical markets. Revenue derived from the recurring revenue segment increased $2.8 million, or 10%, to $32.2 million primarily due to the acquisitions of CareScience and Rogue Wave, which added $1.0 million and $0.5 million, respectively, for the twelve months ended December 31, 2003. Additionally, increased license sales in 2003 led to increased maintenance revenue in 2003. Revenue from the professional services segment decreased $4.2 million, or 19%, in the year ended December 31, 2003. As we complete existing contracts, we are shifting away from large, highly competitive, stand alone professional services engagements, and are concentrating on services that are associated with software license sales. Partially offsetting this decrease was the addition of CareScience, which added $1.8 million of services revenue in the year ended December 31, 2003. We expect our revenue mix to continue to shift to the higher margin software revenue.

      Cost of revenue. Cost of revenue increased $5.5 million, or 14%, to $44.7 million for the year ended December 31, 2003 from $39.3 million in 2002. Cost of revenue for the license segment increased 82% or $4.5 million to $9.9 million for the year ended December 31, 2003 from $5.5 million for the year ended December 31, 2002 due to an increase in software amortization of $1.5 million in 2003 over 2002 and increased royalty expenses of $3.2 million. The addition of CareScience and Rogue Wave added $667,000 and

$94,000, respectively, of license-related costs in 2003. Recurring revenue costs increased 10% to $21.0 million primarily due to increased royalty expense on maintenance revenue which, increased $900,000 from 2002 to 2003. The addition of Rogue Wave for $92,000 and CareScience for $722,000 increased costs related to recurring revenue in the year ended December 31, 2003. Cost of revenue from the professional services segment decreased $0.9 million due to a decline in headcount in the Company’s professional services segment from 78 in 2002 to 66 in 2003. Offsetting this decrease was the addition of CareScience and its services cost of revenue of $985,000 in 2003. We expect to experience improvement in services margins over the next year as we outsource services work and benefit from the lower cost structure we will experience versus our existing cost structure.

      Sales and marketing. Sales and marketing expense increased $4.4 million, or 33%, to $17.8 million for the year ended December 31, 2003 from $13.3 million for the year ended December 31, 2002. Sales and marketing expenses increased due to an increase in the size of the Company’s sales force and marketing professionals from 62 at December 31, 2002 to 115 at December 31, 2003 resulting from an increase in the number of product offerings and increased penetration into the software market. The acquisition of CareScience and Rogue Wave increased the 2003 headcount by 14 and 17, respectively. Commission expense was also higher for the twelve months ended December 31, 2003 due to an increase in software sales and changes in the commission plan in 2003. As a percentage of revenue, sales and marketing expense increased 4% to 25% for the twelve months ended December 31, 2003 from 21% for the twelve months ended December 31, 2002.

      General and administrative. General and administrative expense decreased $0.9 million, or 7%, to $12.7 million for the year ended December 31, 2003 from $13.7 million for the prior year. The decrease in general and administrative expense was primarily due to a decline in legal expenses from $1.8 million in 2002 to $1.2 million in 2003. Additionally, bad debt expense decreased $392,000 from 2002 to 2003. Partially offsetting this decrease was the addition of CareScience and Rogue Wave, which added $206,000 and $236,000, respectively, of general and administrative costs for the year ended December 31, 2003. As a percentage of revenue, general and administrative expense decreased 4% to 18% for the twelve months ended December 31, 2003 compared to 22% for the twelve months ended December 31, 2002.

      Research and development. Research and development expense increased $2.8 million, or 39%, to $10 million for the year ended December 31, 2003 from $7.2 million for the year ended December 31, 2002. The increase in research and development expense is mainly due to the acquisitions of CareScience and Rogue Wave, which increased the headcount from 71 at December 31, 2002 to 115 at December 31, 2003 and added $0.9 million in research and development costs for the year ended December 31, 2003. The Company capitalized $3.6 million of software development costs in 2003. As a percentage of revenue, research and development expenses increased 3% to 14% for the twelve months ended December 31, 2002 to 11% for the twelve months ended December 31, 2003.

      Amortization of acquired intangibles. The amortization of acquired intangibles results from assets purchased through our business acquisitions. Intangible assets amortization for the twelve months ended December 31, 2003 and 2002 was $1.7 million and $2.3 million, respectively. The decrease is due to the full amortization of an intangible asset acquired in the Healthcare.com purchase.

      Interest income. Interest income includes interest income on cash, cash equivalents and short-term investment balances. Interest income decreased $0.3 million to $0.7 million for the year ended December 31, 2003 from $1.0 million for the prior year period. The decrease in interest income is due to the decrease in the Company’s cash and short-term investments balance used to fund operations, acquisitions, and a shift in the company’s short-term investments to investments with shorter maturities to have funds available for the acquisitions.

      Income tax benefit. A provision for federal and state income taxes has not been recorded for the twelve months ended December 31, 2003 and 2002, as we have incurred a net operating loss for 2003 and 2002. We believe that, based on the history of losses and other factors, the weight of available evidence indicates that it is more likely than not that we will not be able to realize our deferred tax assets, and thus a full valuation allowance has been recorded against such assets as of December 31, 2003 and December 31, 2002.

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

      Cost of revenue. Cost of revenue, including software amortization, increased $5.4 million, or 16%, to $39.3 million for the year ended December 31, 2002 from $33.9 million in 2001. Software amortization increased $3.4 million over the twelve months ended December 31, 2002 primarily due to an increase in the Company’s capitalized software balance from the continued development of the Company’s software products and a full year of amortization in 2002 compared to a partial year in 2001 related to software acquired in the Healthcare.com and Confer acquisitions. Partially offsetting the 2002 increase in cost of revenue expense was a decrease in expenses related to Advica. Certain assets of the subsidiary were sold in March 2002. As a percentage of revenue, cost of revenue decreased from 65% for the twelve months ended December 31, 2001 to 62% for the twelve months ended December 31, 2002. Gross margins may increase over time based on the shift in revenue to higher margin software license revenue.

      Sales and marketing. Sales and marketing expense increased $4.5 million, or 51%, to $13.3 million for the year ended December 31, 2002 from $8.9 million for the year ended December 31, 2001. Sales and marketing expenses increased due to an increase in the size of the Company’s sales force and product marketing professionals. The Company also expanded its marketing efforts to introduce its new software products. As a percentage of revenue, sales and marketing expense increased 4% from 17% for the twelve months ended December 31, 2001 compared to 21% for the twelve months ended December 31, 2002.

      General and administrative. General and administrative expense increased $3.3 million, or 31%, to $13.7 million for the year ended December 31, 2002 from $10.4 million for the prior year. The increase in general and administrative expense was primarily due to personnel increases in the areas of human resources, accounting, legal and administration. Increased directors and officers insurance expense and outside legal services also added to the overall increase in general and administrative expense. As a percentage of revenue, general and administrative expense increased 2% from 20% for the twelve months ended December 31, 2001 compared to 22% for the twelve months ended December 31, 2002.

      Research and development. Research and development expense increased $2.4 million, or 50%, to $7.2 million for the year ended December 31, 2002 from $4.8 million for the year ended December 31, 2001. The increase in research and development expense reflects an increase in headcount to support the continued development of our software and adaptive applications. As a percentage of revenue, research and development expenses increased 2% from 9% for the twelve months ended December 31, 2001 to 11% for the twelve months ended December 31, 2002. The Company capitalized $3.7 million of software development costs in 2002.

      Amortization of acquired intangibles. In accordance with the adoption of Financial Accounting Standard (SFAS) No. 142 Goodwill and Other Intangible Assets, the Company did not record amortization expense related to goodwill for acquisitions entered into after July 1, 2001 and for all acquisitions as of January 1, 2002. The adoption of SFAS No. 142 had the effect of reducing amortization expense in 2002 from 2001 by $722,000. This decrease was more than offset by an increase in the amortization of intangible assets as a result of a full year of amortization for the Company’s 2001 acquisitions and additional intangible assets recorded in the acquisition of Outlaw in 2002.

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

Liquidity and Capital Resources

      We have historically financed our operations through a combination of cash flows from operations, private sales of common and convertible preferred stock, issuances of convertible promissory notes and public sales of common stock. Since our IPO in February 2000, we have financed our operations and acquisitions with the proceeds of that offering, cash flows from operations and cash obtained in acquisitions.

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

      Net cash used in operating activities was $7.1 million in 2003, $10.1 million in 2002 and $4.6 million in 2001. The decrease in net cash used in operating activities in 2003 compared to 2002 is mainly due to an increase in the accounts payable balance from December 31, 2002 to December 31, 2003. The increase in net cash used in operating activities in 2002 compared to 2001 is primarily attributable to the increase in net losses.

      Net cash provided by (used in) investing activities was ($1.9) million in 2003, ($14.7) million in 2002 and $20.7 million in 2001. Net cash used in investing activities in 2003 is primarily due to the acquisitions of CareScience and Rogue Wave partially offset by net sales of short-term investments. Net cash used in investing activities in 2002 was primarily related to net short-term securities purchases of $7.9 million and the purchase and capitalization of software of $3.7 million. The net cash provided by investing activities in 2001 is primarily attributable to the net sales of short-term investments of $32.5 million.

      Net cash provided by financing activities was $1.3 million in 2003 and $1.0 million in 2002 from the exercise of stock options and the sale of stock through our employee stock purchase plan. Net cash provided by financing activities was $1.7 million in 2001 from the exercise of stock options and the sale of stock through our employee stock purchase plan totaling $4.6 million, which was partially offset by a $3.0 million payment to extinguish a Healthcare.com line of credit.

      Commitments. In August 2003, the Company established a line of credit with a commercial bank thereby allowing the Company to borrow up to $4.0 million. The line of credit is secured by all of our assets except our intellectual property, and is guaranteed by two of our subsidiaries. At December 31, 2003, the Company had no outstanding borrowings under the revolving line of credit. The line of credit is subject to financial covenants. The Company is currently in compliance with the covenants.

      The following table highlights, as of December 31, 2003, our contractual obligations and commitments to make future payments by type and period:

	Total	2004	2005 & 2006	2007 & 2008	2009 & thereafter

	(Dollars in thousands)
Operating leases	$13,141	$5,059	$5,253	$1,374	$1,455
Royalty payments(1)	416	250	166	—	—

	$13,557	$5,309	$5,419	$1,374	$1,455

(1)	In connection with a software purchase in September 2003, the company has minimum royalty payments of $500,000 over two years.

      On December 31, 2003, the Company had $2.1 million in open purchase commitments.

      We believe that our cash, cash equivalents and investment balances will be sufficient to meet our anticipated liquidity needs for working capital and capital expenditures for at least 12 months. If we require additional capital resources for working capital to grow our business internally or to acquire complementary technologies and businesses at any time in the future, we may issue additional equity or expand our bank line of credit. The sale of additional equity could result in additional dilution to our stockholders. We cannot assure you that any financing arrangements will be available in amounts or on terms acceptable to us in the future.

Recently Issued Accounting Pronouncements

      In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. FIN 46 requires that if a business enterprise has a controlling financial interest in a variable interest entity (“VIE”), the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. The consolidation requirements of FIN 46 are effective immediately for VIE’s created after January 31, 2003. The consolidation requirements for older VIE’s are effective for financial statements of interim or annual periods beginning after

June 15, 2003, however in October of 2003 the FASB deferred the effective date of FIN 46 for older VIE’s to the end of the first interim or annual period ending after December 15, 2003. Certain disclosure requirements are effective for all financial statements issued after January 31, 2003, regardless of when the VIE was established. We do not have any ownership in any variable interest entities as of December 31, 2003. We will apply the consolidation requirements of FIN 46 in future periods should an interest in a variable interest entity be acquired.

Risk Factors

      The following risk factors could materially and adversely affect our operating results and could cause actual events to differ materially from those predicted in any forward-looking statements related to our business.

We have historically incurred losses and we may not be able to sustain profitability.

      Although we have had profitable quarters, we incurred losses for the years ended December 31, 2003, 2002 and 2001. As of December 31, 2003, we had an accumulated deficit of $155 million. Since our IPO in February of 2000, we have funded our business primarily from the cash generated from the sale of our stock and cash flow from operations. We expect to continue to incur significant sales and marketing, research and development and general and administrative expenses that may exceed our revenue. As a result, we may experience losses and negative cash flows in the future. Failure to achieve and maintain profitability may cause our stock price to decline and impair our business and financial prospects.

We have recently restated our financial results for portions of 2003.

      On March 15, 2004, we announced that we were restating our 2003 third quarter financial results and revising previously announced 2003 fourth quarter and full year financial results. These changes remove all revenue associated with Infotech Network Group from our published financial reports, resulting in an $11.3 million reduction in revenue from the total revenue previously announced for 2003.

      The restatement and revision of our financial results increases the risk that we may be subjected to shareholder lawsuits. Such lawsuits, if filed, could seriously harm our business and financial condition. The continued defense of the lawsuits also could result in the diversion of our management’s time and attention away from business operations, which could harm our business. Negative developments or publicity with respect to such lawsuits could cause our stock price to decline significantly. In addition, amounts we might be required to pay in connection with the resolution of such lawsuits by settlement or otherwise could seriously harm our financial condition.

An informal inquiry being conducted by the SEC with respect to certain matters unrelated to our restatement of financial results could be expanded to investigate the circumstances surrounding the restatement.

      We have been cooperating with the SEC with respect to an informal inquiry from the SEC regarding certain transactions recorded as revenue for the third quarter of 2002. While we believe that the matters currently the subject of the SEC’s inquiry are not material and will not result in any revisions to previously published financial results, the SEC may determine to expand its inquiry to investigate the circumstances surrounding our recently announced restatement. If this were to occur, it would likely require significant management attention and accounting and legal resources, which could adversely affect our business, results of operations and cash flows. In addition, negative developments or publicity with respect to such an investigation could cause our stock price to decline significantly.

Our operating results are likely to fluctuate significantly and may fail to meet the expectations of securities analysts and investors, causing our share price to decline.

      Our operating results have fluctuated significantly in the past and are likely to fluctuate in the future. Moreover, our operating results in some quarters may not meet the expectations of stock market analysts and investors. In that event, our stock price would likely decline. Further declines in our stock price may impair our business prospects and our financial condition. As a result of our limited history of profitable operations, our business strategy, and the evolving nature of the markets in which we compete, we may have difficulty accurately forecasting our revenue in any given period. In addition to the factors discussed elsewhere in this section, a number of factors may cause our revenue to fall short of our expectations or cause fluctuations in our operating results, including:

•	delay in our introduction of new applications, services and products offerings and enhancements of our existing solutions;

•	the capital and expense budgeting decisions of our existing and prospective customers;

•	the loss of a major customer;

•	the amount and timing of operating costs and capital expenditures relating to the implementation of our business strategy;

•	increased product development and engineering expenditures required to keep pace with technological changes;

•	overall economic conditions of the U.S. and the rest of the world;

•	overall economic conditions in the software and information systems, telecommunications, financial services and defense industries;

•	the size, type and timing of individual license transactions;

•	the adoption of new technologies;

•	our success in expanding our direct sales force and indirect distribution channels;

•	levels of international sales; and

•	obsolescence of our products or the programming languages that our products are designed to enhance.

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

We operate in an industry with rapidly changing technology and, if we do not successfully modify our products to incorporate new technologies or introduce new products, our sales will suffer.

      The software market in which we compete is characterized by (1) rapid technological change, (2) frequent introductions of new products, (3) changing customer needs and (4) evolving industry standards. To keep pace with technological developments, evolving industry standards and changing customer needs, we must support existing products and develop new products. We have been aggressively investigating new product development opportunities, and we recently announced plans to create new products and enhancements to existing products that facilitate application development in a service-based architecture. We may not be successful in developing, marketing and releasing new products or new versions of our products that respond to technological developments, evolving industry standards or changing customer requirements. We may also experience difficulties that could delay or prevent the successful development, introduction and sale of these enhancements. In addition, these new products or enhancements may not adequately meet the requirements of the marketplace and may not achieve any significant degree of market acceptance. If release dates of any future products or enhancements are delayed, or if these products or enhancements fail to achieve market acceptance when released, our business, operating results and financial condition could be materially adversely affected. In addition, new products or enhancements by our competitors may cause customers to defer or forgo purchases of our products, which could have a material adverse effect on our business, financial condition and results of operations.

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

      Our success depends on our ability to continually enhance and broaden our product offerings in response to changing technology, customer demands, and competitive pressures. To this end, we may acquire new and complementary businesses, products, or technologies. We do not know if we will be able to complete any acquisitions or that we will be able to successfully integrate any acquired businesses, operate them profitably, or retain their key employees. Integrating any newly acquired business, product or technology could be expensive and time-consuming, could disrupt our ongoing business, and could distract our management. We may face competition for acquisition targets from larger and more established companies with greater financial resources. In addition, in order to finance any acquisitions, we might need to raise additional funds through public or private financings. In that event, we could be forced to obtain equity or debt financing on terms that are not favorable to us and, in the case of equity financing, that results in dilution to our stockholders. If we are unable to integrate any newly acquired entity, products or technology effectively, our business, financial condition and operating results would suffer. In addition, the amortization of intangible assets or other charges resulting from the cost of acquisitions could harm our operating results.

If we cannot execute our strategy to establish and maintain our relationships with established healthcare industry participants, our applications, services and products may not achieve healthcare market acceptance.

      The healthcare industry is our most important market. Relationships with established healthcare industry participants are critical to our success. These relationships include customer, vendor, distributor and co-marketer relationships. To date, we have established a number of these relationships. Once we have set up a relationship with an established healthcare industry participant, we rely on that participant’s ability to assist us in generating increased acceptance and use of our applications, services, and product offerings. We have limited experience in maintaining relationships with healthcare industry participants. Additionally, the other parties to these relationships may not view these relationships with us as significant to their own business, and they may reassess their commitment to us or decide to compete directly with us in the future. We generally do not have agreements that prohibit them from competing against us directly or from contracting with our competitors. We cannot guarantee that any such party will perform its obligations as agreed or contemplated or that we would be able to specifically enforce any agreement with it. Our arrangements generally do not establish minimum performance requirements, but instead rely on the voluntary efforts of the other party.

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

      In the past, our customers have experienced some interruptions with our transaction hosting services. Similar interruptions may continue to occur from time to time. These interruptions could be due to hardware and operating system failures. We currently process customer transactions and data at our facility in Albuquerque, New Mexico and Philadelphia, Pennsylvania as well as in a third-party hosting facility in California. Although we have safeguards for emergencies in each location, we do not have fully operational procedures for information processing facilities if either primary facility is not functioning. The occurrence of a major catastrophic event or other system failure at any of these facilities could interrupt data processing or result in the loss of stored data. In addition, we depend on the efficient operation of Internet connections from customers to our systems. These connections, in turn, depend on the efficient operation of web browsers, Internet service providers and Internet backbone service providers, all of which have had periodic operational problems or experienced outages. Any system delays, failures, or loss of data, whatever the cause, could reduce customer satisfaction with our applications, services and product offerings.

      We expect a significant portion of our revenue to be derived from customers who use our transaction hosting services. As a result, our business will suffer if we experience frequent or long system interruptions that result in the unavailability or reduced performance of our hosting. We expect to experience occasional temporary capacity constraints due to sharply increased traffic, which may cause unanticipated system disruptions, slower response times, impaired quality, and degradation in levels of customer service. If this were to happen on more than an occasional and temporary basis, our business and reputation could be seriously harmed.

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

Legislative and regulatory actions may cause our operating expenses to increase.

      The Sarbanes-Oxley Act of 2002 and newly proposed or enacted rules and regulations of the SEC or Nasdaq, impose duties on the Company and its executives, directors, attorneys and auditors. In order to comply with the Sarbanes-Oxley Act and any new rules promulgated by the SEC or Nasdaq, we may be required to hire additional personnel and use additional outside legal, accounting and advisory services in the future. Any of these developments could materially increase our operating expenses and, accordingly, reduce our net income.

Benefits expected from our recent acquisitions may not be realized because of integration and other challenges.

      The benefits of the merger may not be realized and could have a material adverse effect on the combined business and results of operations because of the following challenges:

•	incorporating technology and products into Quovadx product offerings;

•	preserving the acquired technical knowledge within the engineering organization;

•	coordinating the efforts of the Rogue Wave and CareScience sales organizations with Quovadx sales organization;

•	maintaining momentum in the sales growth of Rogue Wave’s and CareScience’s product offerings;

•	realizing anticipated cost savings in a timely manner; and

•	incurring unanticipated expenses related to the integration of the acquisitions and Quovadx.

Expenses related to the recent acquisitions could adversely affect the Company’s combined financial results.

      Quovadx has incurred direct transaction costs in connection with the acquisitions of $6.9 million. If Quovadx does not achieve the expected benefits of the merger, the combined company’s financial results, including earnings per share, could be adversely affected.

The integration process may disrupt the Company’s business and internal resources.

      The integration of acquisitions and Quovadx will be complex, time consuming and expensive and may disrupt our business. Some of the suppliers, distributors, customers and licensors may be our competitors or may work with our competitors and as a result terminate the business relationships with the combined company as a result of the mergers. In addition, the integration process may strain the combined company’s financial and managerial controls and reporting systems and procedures. This may result in the diversion of management and financial resources from the combined company’s core business objectives. There can be no assurance that acquisitions and Quovadx will successfully integrate or that the combined company will realize any of the anticipated benefits of the merger.

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

Item 8.	Consolidated Financial Statements and Supplementary Data

      For a discussion of the information required by this item, you should refer to pages F-1 through F-25 and S-1.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

      None.

Item 9A.	Controls and Procedures

      An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective to ensure that material information relating to us, including our consolidated subsidiaries, is made known to them by others within such entities, particularly during the period in which this report was prepared, in order to allow timely decisions regarding required disclosure.

      There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The information required by this item concerning the Company’s directors is incorporated by reference to the information set forth in the sections entitled “Information About Nominees and Other Directors,” “Directors’ Compensation,” and “Section 16(a) Beneficial Ownership Compliance” in our Proxy Statement for the 2004 Annual Meeting of Stockholders (“2004 Proxy Statement”) to be filed with the Commission within 120 days after the end of the Company’s fiscal year ended December 31, 2003.

Code of Ethics

      We have adopted a Code of Ethics that applies to all of our directors, officers and employees. We publicize the Code of Ethics by posting the code on our website, http://www.quovadx.com. Our Code of Ethics is also included as Exhibit 99.1 to this Annual Report on Form 10-K. We will disclose on our website any waivers of, or amendments to our Code of Ethics.

Item 11.	Executive Compensation

      The information required by this item regarding executive compensation is incorporated by reference to the information set forth in the section entitled “Executive Compensation” in our 2004 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information required by this item regarding security ownership of certain beneficial owners and management and regarding the securities authorized for issuance under our equity compensation plans is incorporated by reference to the information set forth in the section entitled “Security Ownership of Certain Beneficial Holders and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” in our 2004 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions

      The information required by this item regarding security ownership of certain relationships and related transactions is incorporated by reference to the information set forth in the section entitled “Certain Relationships and Related Transactions” in our 2004 Proxy Statement.

Item 14.	Principal Accountant Fees and Services

      The information required by this Item is incorporated by reference to the information under the heading “Fees Paid to Ernst & Young LLP” in our 2004 Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) The following documents are filed as part of this Annual Report on Form 10-K:

1. Consolidated Financial Statements

The following consolidated financial statements of Quovadx, Inc. are filed as part of this report:

2. Consolidated Financial Statement Schedules. The following consolidated financial statement schedule of the Company for each of the years ended December 31, 2003, 2002 and 2001, is filed as part of this Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements, and the related notes thereto, of the Company.

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

      (b) Reports on Form 8-K. During the quarterly period ended December 31, 2004, the Company filed the following Reports on Form 8-K:

•	On October 22, 2003, the Company filed a Current Report on Form 8-K under Items 7 and 12 to furnish our press release announcing our financial results for the quarter ended September 30, 2003.

•	On November 4, 2003, the Company filed a Current Report on Form 8-K under Item 5 regarding the announcement of the execution of the Agreement and Plan of Merger with Rogue Wave Software, Inc.

•	On December 22, 2003, the Company filed a Current Report on Form 8-K under Item 2 to regarding consummation of the transactions contemplated under the Agreement and Plan of Merger with Rogue Wave Software, Inc.

      (c) Index to Exhibits

Exhibit
Number	Description of Document

2.1	Agreement and Plan of Merger, dated as of August 13, 2003, by and among CareScience, Inc., the Registrant and Carlton Acquisition Corporation (incorporated by reference to Annex A to the Prospectus filed by the Registrant under Rule 424(b)(3) on September 18, 2003).
2.2	Agreement and Plan of Merger, dated as of November 3, 2003, by and among Rogue Wave Software, Inc., the Registrant and Chess Acquisition Corporation (incorporated by reference to Annex A to the Prospectus filed by the Registrant under Rule 424(b)(3) on December 16, 2003).
3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended March 31, 2003, filed as of May 13, 2003).
3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-1 of the Registrant, filed as of November 2, 1999, Registration No. 333-90165).
4.1	Specimen stock certificate representing shares of Common Stock of the Registrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of the Registrant, filed as of October 16, 2001).
4.2	Preferred Stock Rights Agreement, dated as of July 24, 2000, between the Registrant and ChaseMellon Shareholder Services, L.L.C., as Rights Agent, including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively (incorporated by reference to Exhibit 1 to the Registration Statement on Form 8-A of the Registrant, filed as of July 28, 2000).
10.1*	Amended and Restated 1997 Stock Plan and related agreements (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 of the Registrant, filed as of May 16, 2002, Registration No. 333-88408).
10.2*	Amended and Restated 1999 Employee Stock Purchase Plan and related agreements (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended September 30, 2003, filed as of November 3, 2003).
10.3*	Amended and Restated 1999 Director Option Plan and related agreements (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8 of the Registrant, filed as of May 16, 2002, Registration No. 333-88408).
10.4*	Amended and Restated 2000 Nonstatutory Stock Option Plan and related agreements (incorporated by reference to Exhibit 4.9 to the Registration Statement on Form S-8 of the Registrant, filed as of April 1, 2003, Registration No. 333-104184).
10.5*	Amended and Restated Healthcare.com Corporation Non-Employee Director Stock Option Plan (filed as of August 13, 1999, as Exhibit 10 to the Quarterly Report on Form 10-Q of Healthcare.com Corporation for the quarter ended June 30, 1999, Commission File No. 0-27056, and incorporated by reference to Exhibit 10.42 to the Registration Statement on Form S-4 of the Registrant, filed as of June 29, 2001, Registration No. 333-64282).
10.6*	Healthcare.com Corporation Adjustment Stock Option Plan (filed as of October 24, 1995, as Exhibit 10.5 to Amendment No. 1 to the Registration Statement on Form S-1 of Healthcare.com Corporation, Registration No. 33-96478, and incorporated by reference to Exhibit 10.43 to the Registration Statement on Form S-4 of the Registrant, filed as of June 29, 2001, Registration No. 333-64282).
10.7*	Healthcare.com Corporation Restated Stock Option Plan Two (filed as of May 11, 1998, as Exhibit 10.2 to the Quarterly Report on Form 10-Q of Healthcare.com Corporation for the quarter ended March 31, 1998, Commission File No. 0-27056, and incorporated by reference to Exhibit 10.44 to the Registration Statement on Form S-4 of the Registrant, filed as of June 29, 2001, Registration No. 333-64282).
10.8*	Rogue Wave Software, Inc. 1996 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 to the Post-Effective Amendment No. 1 to Form S-4 on Form S-8 Registration Statement of the Registrant, filed as of January 8, 2004, Registration No. 333-110388).

Exhibit
Number	Description of Document

10.9*	Rogue Wave Software, Inc. 1997 Equity Incentive Plan (incorporated by reference to Exhibit 4.2 to the Post-Effective Amendment No. 1 to Form S-4 on Form S-8 Registration Statement of the Registrant, filed as of January 8, 2004, Registration No. 333-110388).
10.10*	Offer letter, dated as of February 20, 2002, to David E. Nesvisky from the Registrant (incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K of the Registrant for the year ended December 31, 2002, filed as of March 31, 2003).
10.11*	Amended and Restated Employment Agreement, dated as of April 11, 2003, by and between CareScience, Inc. and Ronald A. Paulus (filed as of April 25, 2003, as Exhibit 10.2 to Amendment No. 1 to the Annual Report on Form 10-K/ A of CareScience, Inc. and incorporated by reference thereto).
10.12	Office Lease Agreement, effective as of November 8, 1999, between Mountain States Mutual Casualty Company and the Registrant (incorporated by reference to Amendment 1 to the Registration Statement on Form S-1 of the Registrant, filed as of December 17, 1999, Registration No. 333-90165).
10.13	Sublease, dated as of August 24, 2001, between Echo Bay Management Corp. and the Registrant (incorporated by reference to Exhibit 12.1 to the Annual Report on Form 10-K of the Registrant for the year ended December 31, 2001, filed as of March 26, 2002).
10.14	Form of Indemnification Agreement entered into by the Registrant with each of its directors and executive officers (incorporated by reference to Exhibit 11.1 to the Annual Report on Form 10-K of the Registrant for the year ended December 31, 2001, filed as of March 26, 2002).
10.15	Restated License Agreement, dated as of April 1, 1995, between the Trustees of the University of Pennsylvania and Care Management Science Corporation (filed as of March 14, 2000, as Exhibit 10.3 to the Registration Statement on Form S-1 of CareScience, Inc., Registration No. 333-32376 and incorporated by reference thereto).
10.16	License Agreement, dated as of July 30, 2001, by and between 3550 University City Science Center Associates as licensor and Carescience, Inc. as licensee, for the license to use a portion of a building for a data center.
10.17	Consent of Assignment, dated as of September 18, 2003, by 3550 University City Science Center Associates as licensor.
21	Subsidiaries of the Registrant.
23	Consent of Ernst & Young LLP, Independent Auditors.
31.1	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(b) and Rule 15d-14(b), promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.
32.2**	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(b) and Rule 15d-14(b), promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350.
99.1	Quovadx, Inc. Code of Business Conduct and Ethics.

*	Constitutes a management contract or compensatory plan or arrangement.

**	This certification is furnished to, but not filed, with the Commission. This certification shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Registrant specifically incorporates it by reference.

      (d) Financial Statement Schedule. See Item 15(a) above.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Englewood, State of Colorado, on this 17 th day of March 2004.

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

      Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ LORINE R. SWEENEY Lorine R. Sweeney	Director, President and Chief Executive Officer (Principal Executive Officer)	March 17, 2004

/s/ GARY T. SCHERPING Gary T. Scherping	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 17, 2004

/s/ JEFFREY M. KRAUSS Jeffrey M. Krauss	Chairman of the Board	March 17, 2004

/s/ FRED L. BROWN Fred L. Brown	Director	March 17, 2004

/s/ J. ANDREW COWHERD J. Andrew Cowherd	Director	March 17, 2004

/s/ JAMES B. HOOVER James B. Hoover	Director	March 17, 2004

Signatures	Title	Date

/s/ CHARLES J. ROESSLEIN Charles J. Roesslein	Director	March 17, 2004

/s/ JAMES A. GILBERT James A. Gilbert	Director	March 17, 2004

QUOVADX, INC.

REPORT OF INDEPENDENT AUDITORS

The Board of Directors

Quovadx, Inc.

      We have audited the accompanying consolidated balance sheets of Quovadx, Inc. (the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the index at Item 15(a)2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

      As discussed in Note 1 to the financial statements, on January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” and changed its method of accounting for goodwill.

/s/ ERNST & YOUNG LLP

Denver, Colorado

February 10, 2004,
except for Note 9, as to which the date is
March 11, 2004

QUOVADX, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,

	2003	2002

	(In thousands, except
	share and per share
	amounts)
ASSETS
Current assets:
Cash and cash equivalents	$23,688	$31,244
Short-term investments	—	16,377
Accounts receivable, net of allowance of $2,765 and $2,370, respectively	18,465	10,980
Unbilled accounts receivable	3,393	5,571
Other current assets	4,304	1,904

Total current assets	49,850	66,076
Property and equipment, net	6,291	5,326
Software, net	29,221	20,465
Other intangible assets, net	17,735	6,266
Goodwill	48,015	—
Other assets	5,223	6,476

Total assets	$156,335	$104,609

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,953	$1,288
Accrued liabilities	15,881	6,007
Unearned revenue	18,088	8,241

Total current liabilities	41,922	15,536
Deferred revenue	—	2,125

Total liabilities	41,922	17,661

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 38,938,134 and 30,176,159 shares issued and outstanding, respectively	389	302
Additional paid-in capital	269,011	226,685
Unearned compensation	(385)	—
Accumulated other comprehensive income	131	—
Accumulated deficit	(154,733)	(140,039)

Total stockholders’ equity	114,413	86,948

Total liabilities and stockholders’ equity	$156,335	$104,609

The accompanying notes are an integral part of these consolidated financial statements.

QUOVADX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2003	2002	2001

	(In thousands,
	except per share amounts)
Revenue:
Software license	$21,228	$11,854	$6,416
Professional services	18,217	22,459	28,449
Recurring services	32,150	29,345	17,315

Total revenue	71,595	63,658	52,180

Cost of revenue:
Software license	9,941	5,458	2,415
Professional services	13,811	14,743	16,930
Recurring services	20,989	19,087	14,579

Total cost of revenue	44,741	39,288	33,924

Gross profit	26,854	24,370	18,256

Operating expenses:
Sales and marketing	17,785	13,343	8,850
General and administrative	12,742	13,660	10,399
Research and development	9,995	7,209	4,792
Amortization of acquired intangible assets	1,720	2,307	1,585

Total operating expenses	42,242	36,519	25,626

Loss from operations	(15,388)	(12,149)	(7,370)
Gain on sale of assets	—	87	—
Goodwill impairment	—	(93,085)	—
Interest income, net	694	1,035	3,101

Net loss	$(14,694)	$(104,112)	$(4,269)

Net loss per common share — basic and diluted	$(0.47)	$(3.47)	$(0.20)=

Weighted average common shares outstanding — basic and diluted	31,407	29,987	21,308

The accompanying notes are an integral part of these consolidated financial statements.

QUOVADX, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated
	Common Stock		Additional		Other
			Paid-in	Unearned	Comprehensive	Accumulated
	Shares	Amount	Capital	Compensation	Income	Deficit	Total

	(In thousands)
Balance at January 1, 2001	16,408	$164	$124,990	$(657)	$—	$(31,658)	$92,839
Net loss and comprehensive loss	—	—	—	—	—	(4,269)	(4,269)
Common stock warrant exercises	1,023	10	(10)	—	—	—	—
Shares issued for acquisitions	11,496	115	95,191	—	—	—	95,306
Stock option exercises and issuances under employee stock purchase plan	761	8	4,543	—	—	—	4,551
Stock compensation	—	—	34	426	—	—	460

Balance at December 31, 2001	29,688	297	224,748	(231)	—	(35,927)	188,887
Net loss and comprehensive loss	—	—	—	—	—	(104,112)	(104,112)
Shares issued for acquisitions	139	1	919	—	—	—	920
Stock option exercises and issuances under employee stock purchase plan	349	4	1,018	—	—	—	1,022
Stock compensation	—	—	—	231	—	—	231

Balance at December 31, 2002	30,176	302	226,685	—	—	(140,039)	86,948
Net loss	—	—	—	—	—	(14,694)	(14,694)
Currency translation adjustment	—	—	—	—	131	—	131

Comprehensive loss							(14,563)
Shares issued for acquisitions	8,072	81	41,014	—	—	—	41,095
Stock option exercises and issuances under employee stock purchase plan	690	6	1,312	—	—	—	1,318
Deferred compensation from options exchanged in acquisition	—	—	—	(385)	—	—	(385)

Balance at December 31, 2003	38,938	$389	$269,011	$(385)	$131	$(154,733)	$114,413

The accompanying notes are an integral part of these consolidated financial statements.

QUOVADX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2003	2002	2001

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(14,694)	$(104,112)	$(4,269)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	9,806	8,673	6,099
Amortization of acquired intangible assets	1,720	2,307	1,585
Goodwill impairment	—	93,085	—
Gain on sale of assets	—	(87)	—
Charge related to issuance of warrants	—	—	876
Provision for losses on accounts receivable	82	474	97
Loss on impairment and disposal of assets	—	—	503
Stock compensation expense	—	231	460
Other operating activities	—	—	386
Change in assets and liabilities (net of assets and liabilities acquired)
Accounts receivable	(2,625)	(4,456)	1,234
Unbilled accounts receivable	2,179	2,245	(4,167)
Other assets	618	204	(609)
Accounts payable	5,525	(477)	(1,995)
Accrued liabilities	(6,046)	(6,445)	(7,629)
Deferred and unearned revenue	(3,629)	(1,715)	2,821

Net cash used in operating activities	(7,064)	(10,073)	(4,608)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,971)	(1,457)	(2,892)
Purchased and capitalized software	(3,557)	(3,733)	(1,903)
Business acquisitions, net of cash acquired	(12,796)	(1,633)	(6,784)
Purchase of short-term investments	(33,720)	(63,805)	(8,000)
Sale of short-term investments	50,097	55,884	40,544
Other investing activities	—	9	(300)

Net cash (used in) provided by investing activities	(1,947)	(14,735)	20,665

CASH FLOW FROM FINANCING ACTIVITIES
Principal payments on debt and capital leases	—	—	(2,960)
Proceeds from issuance of common stock	1,318	1,022	4,551
Other financing activities	—	—	63

Net cash provided by financing activities	1,318	1,022	1,654

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	137	—	—

Net (decrease) increase in cash and cash equivalents	(7,556)	(23,786)	17,711
Cash and cash equivalents at beginning of period	31,244	55,030	37,319

Cash and cash equivalents at end of period	$23,688	$31,244	$55,030

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS
Issuance of common stock in business acquisitions	$41,095	$920	$95,306

The accompanying notes are an integral part of these consolidated financial statements.

QUOVADX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Summary of Significant Accounting Policies

Overview

      Founded in 1989, Quovadx, Inc., (the “Company” or “Quovadx”) is a provider of software and services. The Company’s primary product is QDX Platform V, which includes integrated application development tools, integration tools, and business process management tools. The Company has also developed packaged solutions, or Adaptive Applications, using QDX Platform V. In addition, the Company provides end-to-end service capabilities including consulting, transaction hosting and operations management for business-critical applications.

Basis of Presentation

      The Company is incorporated under the laws of the State of Delaware. The consolidated financial statements include the accounts of Quovadx and its wholly-owned subsidiaries, Rogue Wave Software, Inc. (“Rogue Wave”), CareScience, Inc. (“CareScience”), Outlaw Technologies, Inc. (“Outlaw”), Pixel Group (“Pixel”), Healthcare.com Corporation (“Healthcare.com”), Confer Software, Inc. (“Confer”), Integrated Media, Inc. (“Integrated Media”) and Advica Health Resources, Inc. (“Advica”). All material intercompany amounts and transactions have been eliminated.

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

      License agreements generally provide that customers pay a license fee based on a specified number of instances of the software and the type of software modules licensed. Customers that purchase licenses generally enter into renewable one-year maintenance agreements that entitle the customer to receive unspecified updates on the software licensed, error corrections, and telephone support, generally for a fixed fee.

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

QUOVADX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

time-and-materials contract, and the collection of fees is probable, the Company recognizes professional services revenue as the services are provided.

      When revenue is recognized using the percentage-of-completion basis of accounting, the Company’s management estimates the costs to complete the services to be provided under the contract and recognizes revenue from the percentage of costs incurred to date in comparison to the total cost of the project. The Company may encounter budget and schedule overruns caused by increased material, labor, or overhead costs. Adjustments to cost estimates are made in the period in which the facts requiring such revisions become known. Estimated losses, if any, are recorded in the period in which the current estimates of the costs to complete the services exceed the revenue to be recognized under the contract.

      Maintenance, a component of recurring revenue, is derived from agreements for providing unspecified software updates, error corrections, and telephone support. Maintenance revenue is recognized ratably over the maintenance period, which is generally 12 months.

      Process management and services, a component of recurring revenue, represent application hosting, transaction processing and other services. When the fees are fixed and determinable, and collection of the fees is probable, revenue is recognized over the service period. When the fees are charged on a per-transaction basis and collection of the fees is probable, revenue is recognized as the transactions are processed.

      When collection of fees is not probable, revenue is recognized as cash is collected. The Company does not require collateral from its customers. The Company has a history of extending payment terms with customers not to exceed six months.

Cash, Cash Equivalents and Short-Term Investments

      All liquid investments with original maturities of three months or less when purchased are considered cash equivalents. Short-term investments consist of U.S. government and U.S. government agency debt securities classified as “held to maturity” with maturities less than 12 months.

Fair Value of Financial Instruments

      The Company’s financial instruments include cash, short-term investments, accounts receivable, accounts payable and accrued liabilities. The carrying amounts of financial instruments approximate fair value due to their short maturities.

Unbilled Accounts Receivable

      Unbilled accounts receivable arise as revenue is recognized for time and costs incurred on time-and-material contracts, for revenue that is recognized on fixed price contracts under the percentage-of-completion method of accounting and for contracts with extended payment terms which have not been billed none of which exceed six months in term.

Allowance for Doubtful Accounts

      The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of certain customers to pay their accounts receivable balances. The Company assesses the financial condition of its customers to determine if there is an impairment of their ability to make payments and additional allowances may be required if the financial condition of the Company’s customers deteriorates. The Company does not require collateral from its customers.

QUOVADX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Warranties

      The Company issues warranties to customers for product performance in accordance with specifications that are short term in nature, generally 90 days or less. The Company’s obligations under these warranties have not been significant and are generally covered under customer maintenance agreements. The Company also indemnifies customers against patent infringement claims. As of December 31, 2003 and 2002, there were no liabilities recorded in the financial statements related to indemnifications or warranties.

Major Customers

      The Company had the following customers, which accounted for greater than 10% of revenue in any of the years ended December 31, 2003, 2002 and 2001:

	Year Ended
	December 31,

Customer	2003	2002	2001

A	17%	22%	9%
B	3%	7%	14%
C	—	11%	31%

      One customer accounted for 25% of the accounts receivable balance at December 31, 2002. There were no customers that accounted for greater than 10% of accounts receivable at December 31, 2003.

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

	December 31,

	2003	2002

Property and Equipment
Furniture, fixtures and equipment	$5,583	$3,915
Computer hardware	18,372	12,251
Computer software	5,904	3,919

	29,859	20,085
Less accumulated depreciation and amortization	(23,568)	(14,759)

	$6,291	$5,326

Capitalized Software Costs

      Capitalized software costs consist of purchased software, capitalized software development costs, and software acquired through acquisitions. Purchased software is used with the Company’s existing software as well as held for resale under exclusive license arrangements and is amortized ratably over a three-year estimated useful life. In accordance with FASB Statement No. 86 “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” software development costs are required to be expensed until the point that technological feasibility of the product is established which the Company has determined to be when a detailed program design is complete. Once technological feasibility is established, such costs are capitalized until general availability of the product. The establishment of technological feasibility and

QUOVADX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

continuing evaluation of the recoverability of the capitalized software development costs requires management’s judgment with respect to the impact of external factors such as future revenue, estimated economic life and changes in software and hardware technologies. Capitalized software development costs are amortized on a straight-line basis over an estimated life, which is generally three years. Capitalized software acquired through business acquisitions totaled $31.4 million, net of $9.3 million of accumulated amortization. Capitalized software acquired through business combinations is amortized on a straight line basis over an estimated useful life which is generally three to five years. The Company capitalized $3.6 million, $3.7 million and $1.9 million of software development costs in 2003, 2002 and 2001, respectively. Software amortization expense, a component of cost of sales, for the years ended December 31, 2003, 2002 and 2001 was $7.0 million, $5.5 million and $2.1 million, respectively.

	December 31,

	2003	2002

Capitalized Software
Software acquired through acquisitions	$31,361	$19,910
Purchased software	3,046	2,294
Software development costs	9,188	5,632

	43,595	27,836
Accumulated Amortization	(14,374)	(7,371)

	$29,221	$20,465

Goodwill

      The Company has adopted Financial Accounting Standard (SFAS) No. 142, “Goodwill and Other Intangible Assets.”

      In accordance with SFAS No. 142, the Company did not record amortization expense related to goodwill for acquisitions entered into after July 1, 2001 and for all acquisitions as of January 1, 2002. Had this provision of SFAS No. 142 been in effect as of January 1, 2001, the Company’s net loss for the year ended December 31, 2001 would have been $2,909,000 and the Company’s net loss per common share would have been $0.14.

      SFAS No. 142 requires that goodwill be tested annually for impairment and more frequently if events or changes in circumstances indicate assets might be impaired. The Company performed a transitional impairment test upon the adoption of SFAS No. 142 on January 1, 2002 and recorded no impairment because of this test. The Company has identified the fourth quarter as the period for its annual impairment test. However, due to significant negative industry and economic trends affecting the market value of the Company’s common stock, the Company performed an interim test of goodwill impairment in the third quarter of 2002. As a result of this interim test, the Company recorded an impairment charge of $93.1 million to reduce goodwill based on the amount that the carrying value of the goodwill exceeded its fair value. This

QUOVADX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

impairment charge eliminated goodwill associated with all previous acquisitions and related to each of the Company’s reportable segments.

Balance at January 1, 2002	$92,202
Adjustment to Confer and Pixel goodwill based on valuation	883
Goodwill impairment	(93,085)

Balance at December 31, 2002	—
Acquisition of CareScience (Note 2)	13,318
Acquisition of Rogue Wave (Note 2)	34,697

Balance at December 31, 2003	$48,015

Acquired Intangible Assets

      Intangible assets recognized in the Company’s acquisitions are being amortized over their estimated lives ranging from three to eight years. Amortization expense related to intangible assets was $1,720,000, $2,307,000, and $1,585,000 for the years ended December 31, 2003, 2002 and 2001, respectively. The Company expects amortization expense to be $3,276,000, $3,077,000, $3,031,000, $2,909,000, and $2,840,000 for the years ended December 31, 2004, 2005, 2006, 2007 and 2008, respectively.

	December 31,

	2003	2002

Intangible Assets
Customer Base	$19,336	$6,569
Tradename	1,041	618
Other	521	2,326

	20,898	9,513
Accumulated Amortization	(3,163)	(3,247)

	$17,735	$6,266

Long-Lived Assets and Impairments

      The Company periodically evaluates the carrying value of long-lived assets, including, but not limited to, property and equipment, software, and intangible assets when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flows from such asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved.

Other Assets

      Other current and long-term assets include deferred costs, a note receivable from a customer, and an investment in another Company. Deferred costs include direct labor incurred related to implementation activities on certain contracts where the revenue will be recognized on a straight-line basis over the term of the contract. The costs, which totaled $2.6 million and $1.7 million at December 31, 2003 and 2002, respectively, are expected to be amortized to expense over the contract periods of five to seven years. The note receivable, which had a balance at December 31, 2003 of $1.9 million is due to be paid in monthly installments through 2006. Interest income will be recognized once all principal has been paid. The investment in another Company

QUOVADX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

had a balance of $2.0 million at both December 31, 2003 and 2002 and is accounted for on a cost basis as the Company does not have significant influence or control over the investee.

      As of December 31, 2002, the Company had restricted cash of $0.7 million included in other assets of the Company’s balance sheet. Restricted cash represents investments that support letters of credit related to an operating lease. There was no restricted cash at December 31, 2003.

Research and Development

      Research and development expense includes costs incurred by the Company to develop and enhance the Company’s software until the point that technological feasibility is reached. Research and development costs are charged to expense as incurred.

Advertising

      The Company expenses advertising costs as incurred. Advertising expense for the years ended December 31, 2003, 2002 and 2001 was $348,000, $312,000 and $493,000, respectively.

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

Stock Option Compensation

      At December 31, 2003, the Company had four stock option plans and an employee stock purchase plan, which are described in Note 4. The Company has elected to account for stock-based compensation arrangements using the intrinsic value method under the provisions of Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Under this method, stock compensation is recognized to the extent that the exercise price is less than the market price for the underlying stock on the date of grant. The following table illustrates the effect on net loss and net loss per share if the Company had

QUOVADX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Year Ended December 31,

	2003	2002	2001

	(In thousands except per share data)
Net loss:
As reported	$(14,694)	$(104,112)	$(4,269)
Plus: stock based compensation recognized under intrinsic value method	—	231	460
Less: stock based compensation under fair value method	(4,728)	(8,760)	(7,555)

Pro forma net loss	$(19,422)	$(112,641)	$(11,364)

Net loss per common share:
As reported	$(0.47)	$(3.47)	$(0.20)
Pro forma	(0.62)	(3.77)	(0.53)

      For the years ended December 31, 2003, 2002 and 2001 the fair value of each option on the date of grant was determined using the Black-Scholes valuation model. The following assumptions were used for grants in 2003, 2002 and 2001: risk-free rates corresponding to government securities with original maturities similar to the expected option lives of 3.9% for 2003, 3.0% for 2002 and 5.0% for 2001; expected dividend yield of 0% for all periods; volatility factor of 120% for 2003, 118% for 2002 and 118% for 2001; and expected lives of 5.0 years for 2003, 5.0 years for 2002 and 4.5 years for 2001.

Net Loss Per Common Share

      Net loss per common share (“EPS”) is calculated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share.” Under the provisions of SFAS No. 128, basic EPS is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if stock options were exercised, resulting in the issuance of common stock that would share in the loss of the Company. Potential dilution of the stock options exercisable into common stock is computed using the treasury stock method based on the average fair market value of the stock. In periods where the Company has a net loss, the effect of common stock equivalents is excluded from the computation of diluted EPS since their inclusion would be anti-dilutive. Diluted EPS for the periods presented is computed by dividing the net loss by the weighted average number of common shares outstanding for the period. In 2003, 2002 and 2001, 1,397,558, 508,109, and 1,546,010 options and warrants to purchase common stock were excluded from the calculation because their inclusion would be anti-dilutive.

Comprehensive Income

      SFAS No. 130, “Reporting Comprehensive Income” establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income (loss) includes all changes in equity during a period from non-owner sources. During each of the two years ended December 31, 2002, the Company did not have any significant transactions that are required to be reported as adjustments to determine comprehensive income (loss). During the year ended December 31, 2003, comprehensive (loss) included the change in foreign currency translation.

QUOVADX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign Currency Translations

      The assets and liabilities of our foreign operations are translated into U.S. dollars at current exchange rates and revenues and expenses are translated at average exchange rates for the period. The resulting translation adjustment is recorded as a component of other comprehensive income (loss). Foreign currency gains and losses on transactions are recorded in the results of operations and historically have not been material.

Reclassifications

      Certain prior year information has been reclassified to conform to the current year presentation.

New Accounting Standards

      In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. FIN 46 requires that if a business enterprise has a controlling financial interest in a variable interest entity (“VIE”), the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. The consolidation requirements of FIN 46 are effective immediately for VIE’s created after January 31, 2003. The consolidation requirements for older VIE’s were effective for financial statements of interim or annual periods beginning after June 15, 2003, however in October of 2003 the FASB deferred the effective date of FIN 46 for older VIE’s to the end of the first interim or annual period ending after December 15, 2003. Certain disclosure requirements are effective for all financial statements issued after January 31, 2003, regardless of when the VIE was established. We do not have any ownership in any variable interest entities as of December 31, 2003. We will apply the consolidation requirements of FIN 46 in future periods should an interest in a variable interest entity be acquired.

2.	Business Acquisitions/ Dispositions

      In 2001, the Company acquired Confer, Healthcare.com and Pixel for a combined purchase price of $107 million. The 2001 acquisitions generated goodwill and intangible assets totaling $118.8 million.

      In March 2002, the Company completed the sale of certain assets of its Advica subsidiary to Royal Health Care of Long Island, LLC, d/b/a Royal Health Care (“Royal”) for $475,000 in cash and 4.6% of the outstanding equity in Royal. In conjunction with the sale, Quovadx is providing ASP services to Royal under a seven-year contract.

      In the first quarter of 2002, the Company acquired Outlaw. The purchase price, totaled $2.7 million and generated goodwill and intangible assets of $3.2 million.

      On September 19, 2003, Quovadx consummated the acquisition of CareScience, Inc. The primary reasons for the acquisition were as follows:

•	enhancing our ability to reach certain of our strategic objectives, which include extending our product and service offering to include CareScience products, enabling us to bring real time capabilities to care management application offerings;

•	enabling us to leverage our customer base and brand recognition to accelerate market penetration and growth;

QUOVADX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	enabling us to enhance our position in areas where Quovadx products and services are already strong by offering complementary products and services developed by CareScience; and

•	increasing our revenue stream.

      Under the terms of the merger, a wholly owned subsidiary of Quovadx merged with CareScience and CareScience became a wholly owned subsidiary of Quovadx. CareScience stockholders received a fixed exchange rate of $1.40 cash and 0.1818 shares of Quovadx’s common stock for each share of CareScience common stock they owned. The purchase price totaling $30.1 million included 2,415,900 shares of Quovadx common stock issued in exchange for all outstanding shares of CareScience capital stock, cash of $4.7 million, net of cash acquired, and $2.3 million in merger-related costs, including transaction fees and stock option payout. The value of the shares issued in the transaction was $9.2 million which was calculated using an average of the closing price of Quovadx’s stock for the five days surrounding the announcement of the acquisition. This transaction was accounted for as a purchase.

      The Company recorded significant acquisition-related restructuring charges in connection with a headcount reduction of CareScience employees and the abandonment of certain leased facilities from the CareScience acquisition. The lease abandonment cost was estimated to include remaining lease liabilities offset by an estimate of sublease income. Estimates related to sublease costs and income were based on the assumptions regarding the period required to sublease the facilities and the likely sublease rates. These restructuring charges are included in accrued liabilities on the accompanying balance sheet.

			Accrual at
	Accrued at	Paid in	December 31,
	Acquisition	2003	2003

	(in thousands)
Employee Severance	$256	$(256)	$—
Lease abandonment costs	$1,905	(60)	1,845
Less: Sublease income	(301)	—	(301)

	$1,860	$(316)	$1,544

      The Company retained an independent appraiser to assist with the assigning of the fair values to the identifiable intangibles acquired from CareScience. The acquisition generated goodwill, software and customer base intangible assets acquired is $13.3 million, $0.8 million and $8.6 million, respectively. The Company has not completed its allocation of goodwill by reporting segment. The Company expects to complete the allocation in the first half of 2004. The amount of goodwill that will be assigned to a reporting unit will be determined by allocating the purchase price to the assets and liabilities of each reporting unit. The goodwill recognized in the CareScience acquisition is not subject to amortization but will be tested for impairment annually or more frequently if events or changes in circumstances indicate the asset might be impaired. The identifiable intangible assets, consisting solely of customer base, will be amortized over their estimated lives of seven years. Operating results for CareScience after the date of acquisition are included in our consolidated financial results as of and for the twelve months ended December 31, 2003.

      On December 19, 2003, Quovadx purchased the outstanding stock of Rogue Wave Software, Inc. (“Rogue Wave”). Rogue Wave develops, markets and supports object-oriented and infrastructure software technology

QUOVADX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The primary reasons for the acquisition were as follows:

•	introduce the Rogue Wave customers to the Quovadx application development platform;

•	expand our penetration into new markets; and

•	enhance our competitive position with the Rogue Wave brand; and.

•	increasing our revenue stream.

      The acquisition, structured as an exchange offer, provided that Quovadx acquire all of the outstanding stock of Rogue Wave for $4.09 in cash and 0.5292 of a share of Quovadx common stock for each share of Rogue Wave Common Stock. The total purchase price for this acquisition was $79.1 million, including 5,656,670 shares of Quovadx common stock, cash of $8.0 million, net of cash acquired, and $3.9 million in merger-related costs. The value of the shares issued in the transaction was $28.5 million which was calculated using an average of the closing price of Quovadx’s stock for the five days surrounding the announcement of the acquisition. In exchange for their outstanding options to purchase Rogue Wave common stock, employees of Rogue Wave received an option to purchase a unit consisting of 0.5292 shares of Quovadx common stock and $4.09 in cash. The $4.09 received was treated as a discount to the exercise price and to the extent this exceeded the exercise price, the Company recorded a liability totalling $1.4 million. The fair value of the vested stock options assumed in the transaction was $3.4 million and was calculated using the Black-Scholes valuation model. The fair value of the unvested stock options assumed in the Rogue Wave acquisition yielded $385,000 of deferred compensation expense using the Black-Scholes valuation model. The unearned stock compensation will be amortized to expense on a straight-line basis over the vesting period of the stock options. This transaction was accounted for as a purchase.

      In the fourth quarter of 2003, due to the acquisition, the company initiated a headcount reduction of Rogue Wave employees. As a result, we recorded a preliminary estimate of severance costs of $677,000 comprised of salary and employee-related expenses. At December 31, 2003, the balance of the accrual was $427,000. The remaining accrual for severance costs is expected to be substantially paid in 2004.

      The Company will retain an independent appraiser to assist with the assigning of the fair values to the identifiable intangibles acquired from Rogue Wave. The appraisal is expected to be completed by the second quarter of 2004. The preliminary estimate of goodwill, software and identifiable intangible assets acquired is $34.7 million, $10.6 million and $4.6 million, respectively. The Company has not completed its allocation of goodwill by reporting segment. The company expects to complete the allocation in the first half of 2004. The amount of goodwill that will be assigned to a reporting unit will be determined by allocating the purchase price to the assets and liabilities of each reporting unit. The goodwill recognized in the Rogue Wave acquisition is not subject to amortization but will be tested for impairment annually or more frequently if events or changes in circumstances indicate the asset might be impaired. The identifiable intangible assets will be amortized over their estimated lives. Operating results for Rogue Wave after the date of acquisition are included in our consolidated financial results as of and for the twelve months ended December 31, 2003.

QUOVADX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The table below details the balance sheets acquired in the Rogue Wave and CareScience acquisitions:

	Carescience	Rogue Wave

ASSETS
Current assets:
Cash, cash equivalents and short-investments	$13,860	$35,672
Accounts receivable	1,360	3,582
Other current assets	755	1,010

Total current assets	15,975	40,264
Property and equipment, net	1,745	803

Total assets	17,720	41,067

LIABILITIES
Current liabilities:
Accounts payable	666	474
Accrued liabilities	4,440	5,335
Unearned revenue	5,290	6,061

Total liabilities	10,396	11,870

Net Assets	$7,324	$29,197

Purchase Price	$30,057	$79,121
Goodwill	13,318	34,698
Customer base	8,566	4,201
Tradename	—	423
Developed technology	849	10,602

Total intangibles	$22,733	$49,924

      The unaudited pro forma results of operations as though the Rogue Wave and CareScience acquisitions had been completed as of January 1, 2002 are as follows (in thousands except for per share amounts):

	Year Ended	Year Ended
	December 31,	December 31,
	2003	2002

Revenue	$109,162	$118,507
Net loss	(26,742)	(122,310)
Net loss per share	$(0.69)	$(3.21)

      The unaudited pro forma results above do not include any anticipated cost savings or other effects of the integration of acquired entities into the Company and are not necessarily indicative of the results which would have occurred if the acquisitions had been in effect on the date indicated, or which may result in the future.

QUOVADX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Balance Sheet Components

      Certain balance sheet components are as follows (in thousands):

	December 31,

	2003	2002

Other Current Assets
Prepaid maintenance and support	$1,215	$744
Note receivable	1,010	—
Deferred costs	669	270
Other	1,410	890

	$4,304	$1,904

	December 31,

	2003	2002

Accrued Liabilities
Accrued compensation	$2,966	$1,366
Accrued rent	2,274	1,197
Accrued severance	436	151
Accrued professional fees	450	866
Accrued acquisition expenses	3,121	—
Option liability payout	1,399	—
Other	5,235	2,427

	$15,881	$6,007

4.	Stockholders’ Equity and Benefit Plans

Stock Warrants

      In connection with the acquisition of Healthcare.com, the Company converted warrants to purchase 395,000 shares of Healthcare.com’s common stock to warrants to purchase 148,000 shares of the Company’s stock, 32,000 of which were exercised during 2001. At December 31, 2003, 116,000 warrants remain outstanding. Of the warrants outstanding at December 31, 2003, 98,000 may be exercised any time on or before March 13, 2004 at an exercise price of $11.23 per share and 18,000 may be exercised any time on or before December 31, 2004 at an exercise price of $8.51 per share. The fair value of Healthcare.com warrants was calculated to be $0.8 million using the Black-Scholes option pricing model and included in the purchase price.

Stock Options

      During 1997, the Company adopted a stock option plan (the “1997 Plan”) that provided for the grant of up to 2,200,000 stock options to directors, key employees, and consultants. The 1997 Plan has a term of ten years, unless terminated by the board of directors. From 2000 to 2002, the Company added 3,444,414 shares to the 1997 Plan. In February 2003, 1,224,0000 shares were added to the Plan. The total number of shares authorized under the 1997 Plan was 6,868,414 at December 31, 2003. As of December 31, 2003, there were 2,438,872 options available for issuance. The 1997 Plan provides for the granting of incentive stock options to employees or nonqualified options to employees, directors, and consultants.

QUOVADX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Stock options are granted with an exercise price not less than fair market value of the common stock on the date of the grant, as determined by the board of directors. The options generally expire ten years after the date of grant. Options granted under the 1997 Plan vest over a four year vesting period beginning on the date of grant.

      In July 1999 and 2000, the board of directors amended all existing stock option agreements under the 1997 Plan. The amendment provided that all options are immediately exercisable. However, any shares acquired upon exercise are subject to repurchase by Quovadx over a reverse vesting period that entitles the optionee to exactly the same vesting schedule as the original grant. The repurchase price is equal to the exercise price of the options.

      In January and February 2000, the Company granted incentive stock options to certain employees to purchase 124,700 shares of common stock with exercise prices below the deemed fair value of the Company’s common stock at the date of grant. In connection with such option grants, the Company recognized unearned compensation totaling $123,000, which was amortized over the vesting period of the related options.

      During 1999, the Company issued stock options to certain employees under the 1997 Plan with exercise prices below the deemed fair value of the Company’s common stock at the date of grant. The Company recorded unearned stock compensation for the difference between the exercise price of the stock options and the deemed fair value of the Company’s common stock at the date of grant. This unearned stock compensation was amortized to expense over the vesting period, using an accelerated method as described in Financial Accounting Standards Board Interpretation No. 28. $231,000 and $460,000 was amortized to expense in the years ended December 31, 2002 and 2001, respectively. As of December 31, 2002, the unearned compensation balance was fully amortized.

      The Company’s board of directors adopted a 1999 Director Option Plan in October 1999 (the “Director Plan”) and authorized 250,000 shares under the Director Plan. The Director Plan was approved by the Company’s Stockholders in January 2000, and became effective upon completion of our Initial Public Offering. From 2000 to 2002, the Company added 364,083 shares to the 1997 Plan. In February 2003, 200,000 shares were added to the Plan. The total number of shares authorized under the 1997 Plan was 814,083 at December 31, 2003.

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

      In September 2000, the board of directors of the Company adopted the 2000 Nonstatutory Stock Option Plan (the “NSO Plan”) and authorized 600,000 shares under the NSO Plan. Under the NSO Plan, the board of directors may issue options to non-executive employees of the Company. The NSO Plan has a term of ten years, unless terminated by our board of directors. Options granted under the NSO Plan vest ratably at 25% per year, beginning on the date of grant. No options will be issued under the NSO Plan to directors or executive officers of the Company. From 2000 to 2002, the Company added 1,400,000 shares to the 1997 Plan. In February 2003, 1,200,000 shares were added to the Plan. The total number of shares authorized under the 1997 Plan was 3,200,000 at December 31, 2003.

      In connection with the acquisition of Healthcare.com, the Company assumed the Stock Option Plans of Healthcare.com and each outstanding option to purchase shares of Healthcare.com common stock under the

QUOVADX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      In connection with the acquisition of Rogue Wave, the Company assumed the Stock Option Plans of Rogue Wave and each outstanding option to purchase shares of Rogue Wave common stock under the Rogue Wave stock option plans. Each Rogue Wave stock option assumed by the Company was exercisable for that number of whole shares of Rogue Wave common stock multiplied by the exchange ratio of 0.5292 and the per share exercise price for the Rogue Wave stock options was equal to the quotient determined by dividing the exercise price per share by the exchange ratio. The fair value of the vested stock options assumed was $3.4 million and was calculated using the Black-Scholes valuation model. The unvested stock options assumed in the Rogue Wave acquisition yielded $385,000 of deferred compensation expense. The fair value of each option was determined using the Black-Scholes valuation model and unearned stock compensation will be amortized to expense on a straight-line basis over the vesting period of the stock options.

      The weighted-average fair value of options at grant date was $2.37, $5.18 and $9.71 in 2003, 2002 and 2001, respectively.

      Total stock options outstanding and exercisable under the option plans as of December 31, 2003 are as follows:

		Weighted Average
		Remaining
	Number of	Contractual Life	Weighted Average	Number of	Weighted Average
Range of Exercise Prices	Shares	(Years)	Exercise Price	Shares	Exercise Price

$0.25 - $2.61	1,267,316	7.18	$1.56	694,110	$0.81
2.67 - 3.61	647,210	6.55	2.83	469,375	2.80
3.74 - 5.06	721,159	9.49	4.69	377,730	4.47
5.07 - 5.94	662,455	6.32	5.71	546,697	5.70
5.97 - 6.37	612,141	7.93	6.08	357,115	6.13
6.40 - 8.50	527,466	6.93	7.22	379,019	7.31
8.53 - 10.20	1,338,356	7.16	9.71	895,839	9.75
10.28 - 11.19	916,253	7.27	11.01	630,629	10.93
12.65	200,000	7.62	12.65	116,667	12.65
12.66 - 32.12	191,107	5.31	16.63	183,128	16.77

$0.25 - $32.12	7,083,463	7.30	$6.95	4,650,309	$7.15

QUOVADX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Activity of the Plans are summarized in the following table:

	Number of	Weighted Average	Options	Weighted Average
	Shares	Exercise Price	Exercisable	Exercise Price

Options outstanding, January 1, 2001	2,590,072	$4.30	2,248,897	$4.03
Converted Healthcare.com options	1,262,796	7.68
Options granted	3,165,899	9.71
Less: options exercised	(677,140)	6.22
Less: options forfeited	(433,819)	6.33

Options outstanding, December 31, 2001	5,907,808	7.55	4,896,516	7.24
Options granted	1,718,096	4.60
Less: options exercised	(151,622)	1.98
Less: options forfeited	(1,007,171)	8.70

Options outstanding, December 31, 2002	6,467,111	6.72	2,928,651	6.36
Converted Rogue Wave options	620,658	7.38
Options granted	786,033	2.63
Less: options exercised	(140,404)	2.54
Less: options forfeited	(649,935)	7.14

Options outstanding, December 31, 2003	7,083,463	$6.95	4,650,309	$7.15

Employee Stock Purchase Plan

      In October 1999, the board of directors adopted an employee stock purchase plan (the “ESPP”) subject to shareholder approval, which became effective immediately on the effective date of the IPO. A total of 500,000 shares of common stock were initially reserved for issuance under the ESPP. From 2000 to 2002, the Company added 828,165 shares to the 1997 Plan. In February 2003, 500,000 shares were added to the Plan. The total number of shares authorized under the 1997 Plan was 1,828,165 at December 31, 2003. The ESPP permits eligible employees to purchase common stock totaling up to 20% of an employee’s compensation through payroll deductions. The ESPP for U.S. employees is intended to qualify under Section 423 of the Internal Revenue Service Code and contains consecutive overlapping twelve-month offering periods. Each offering period includes two six-month purchase periods. The price of common stock to be purchased will be 85% of the lower of the fair market value of the common stock either at the beginning of the offering period or at the end of that purchase period. The Company issued 319,308 shares at $1.31 per share in May 2003 and 230,157 shares at $2.37 per share in October 2003. The Company issued 72,372 shares at $6.37 per share in May 2002 and 125,157 shares at $1.32 per share in October 2002. The Company issued 37,544 shares at $4.68 in May 2001 and 39,098 shares at $5.51 per share in October 2001. In connection with the acquisition of Healthcare.com, the Company assumed the employee stock purchase plan of Healthcare.com. In September 2001, the Company issued 7,256 shares at $10.25 per share related to the Healthcare.com plan.

401(k) Plan

      The Company has adopted an employee savings and retirement plan (the “401(k) Plan”) covering substantially all of the Company’s employees. Pursuant to the 401(k) Plan, eligible employees may elect to reduce their current compensation by up to the statutory prescribed limit and have the amount of such reduction contributed to the 401(k) Plan. The Company may contribute to the 401(k) Plan on behalf of eligible employees. The Company had not contributed to the 401(k) Plan prior to the acquisition of Healthcare.com on August 13, 2001. In connection with the acquisition of Healthcare.com, the Company

QUOVADX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assumed the 401(k) plan of Healthcare.com and made contributions totaling $169,000. Healthcare.com’s 401(k) plan matched 50% of the first 6% contributed by each employee. The Healthcare.com 401(k) plan was merged into Company’s plan in 2002. In 2002, the Company amended its 401(k) plan to match 50% of the first 6% contributed by employees. The Company contributed $650,000 and $649,000 to its employees 401(k) accounts in 2003 and 2002, respectively. Company contributions vest over a two-year period.

Stockholders Rights Plan

      In 2000, the Quovadx board of directors declared a dividend right of one right to purchase one one-thousandth share of Quovadx Series A participating preferred stock for each outstanding share of Quovadx common stock at an exercise price of $60.00 per right, subject to adjustment, to the holders of record at that time. The rights are exercisable in the event of a person or group purchasing 15% or more of Quovadx’s outstanding common stock. Each holder of a right is entitled, upon exercise, to receive Quovadx common stock having a value equal to two times the exercise price. Quovadx may redeem the rights at a price of $0.001 per right. The rights expire in August 2010.

5.	Line of Credit

      In August 2003, the Company established a line of credit with a commercial bank thereby allowing the Company to borrow up to $4.0 million on a secured basis. At December 31, 2003, the Company had no outstanding borrowings under the revolving line of credit, which is secured by the Company’s assets, exclusive of intellectual property assets. The line of credit is subject to financial covenants including a minimum cash balance. The Company is in compliance with the covenants.

6.	Income Taxes

      A reconciliation of the expected income tax benefit (based on the U.S. Federal statutory rate of 35%) to the actual income tax (expense) benefit is as follows:

	Year Ended December 31,

	2003	2002	2001

Federal income tax benefit	$(4,660)	$(34,943)	$(1,494)
State income tax, net of federal benefit	(370)	(248)	(101)
Change in valuation allowance	4,979	3,495	652
Unearned compensation	—	81	161
Goodwill amortization	—	31,565	723
Other	51	50	59

Income tax expense	$—	$—	$—

QUOVADX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets and liabilities at December 31, 2003 and 2002 are presented below (in thousands):

	December 31,

	2003	2002

Deferred tax assets:
Deferred revenue	$4,600	$1,690
Employee benefits	533	213
Allowance for doubtful accounts	884	923
Accrued liabilities	239	595
Tax credits	2,371	134
Investment impairment	195	195
Foreign net operating loss carryforwards	1,583	—
Other	459	184
Net operating loss carryforwards	46,885	28,892

Total deferred tax assets	57,749	32,826

Deferred tax liabilities:
Sale of fixed assets, depreciation and other	416	(454)
Amortization	(10,440)	(3,447)

Total deferred tax liabilities	(10,024)	(3,901)

Net deferred tax assets	47,725	28,925
Less: valuation allowance	(47,725)	(28,925)

Net deferred tax assets/(liabilities)	$—	$—

      Under SFAS 109, deferred tax assets and liabilities are recognized because of temporary timing differences between when certain income or expense items are recognized in the financial statements versus when these items are recognized for tax purposes. A valuation allowance is then established to reduce the deferred tax assets to the level at which it is “more likely than not” that any tax benefits will be realized. At December 31, 2003 and 2002 the Company has determined that it is not “more likely than not” that any tax benefits will be realized and therefore a full allowance has been recorded against the net deferred tax asset. A reduction in this allowance and the recognition of a deferred tax asset depends on having sufficient evidence that the Company will generate taxable income within the carryback and carryforward periods. Sources of taxable income that may allow recognition of a net tax asset include (i) taxable income in the current year or prior years that is available through carryback; (ii) future taxable income that will result from the reversal of existing taxable temporary differences; and (iii) future taxable income generated by future operations.

      The valuation allowance for deferred income tax assets at December 31, 2003 and 2002 was $47,725,000 and $28,925,000 respectively. Approximately $35,126,000 of deferred tax assets relate to acquired entities; of this amount $19,896,000 would first be used to offset non-operating items. The ordering rules for utilization of acquired deferred tax asset are (i) first to off-set additional paid-in-capital to the extent of stock option benefits then; (ii) against goodwill then; (ii) against identified intangibles resulting from purchase accounting adjustments and; (iii) finally against expense arising from operations. Approximately $9,880,000 of the December 31, 2003, net operating loss deferred tax asset relates to the exercise of stock options and warrants which would reverse against additional paid-in capital rather than recognized as an income tax benefit on the statement of operations.

QUOVADX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Internal Revenue Code of 1986, as amended, contains provisions that may limit the federal tax net operating loss (“NOL”) and tax credits available for use in any given year upon the occurrence of certain events, including significant changes in ownership interest. A change in ownership of a company greater than 50% within a three-year period may result in an annual limitation on the company’s ability to utilize its NOL carryforwards from tax periods prior to the ownership change. Management believes the Company’s NOL and tax credit carryforwards as of December 31, 2003 are subject to such limitations.

      At December 31, 2002, an analysis of the Company’s NOLs and tax credits determined that it was likely to permanently lose the tax benefit of $62,355,000 of federal NOLs and $936,000 of tax credits as a result of the limitations imposed by the Internal Revenue Code, discussed above, and the expiration dates of the NOLs and credits. As a result, these amounts were deducted from the deferred tax asset balance as of December 31, 2002, along with a corresponding amount of the valuation allowance. No additional deferred assets related to NOLs or tax credits were removed at December 31, 2003. When the Company finalizes an analysis of the Internal Revenue Code NOL and tax credit limitation for 2003, the deferred tax asset and corresponding valuation reserve will be adjusted, if necessary.

      The NOLs available to the Company at December 31, 2003 consist of two components: (i) $76,892,000 of NOLs that were generated by the Company before 2003 and which have been evaluated in light of the above limitations as of December 31, 2002. These NOLs may be further limited by ownership changes during 2003 and; (ii) $44,329,000 of NOLs, which have not yet been evaluated under the Internal Revenue Code limitations discussed above and which may be limited, either generated in 2003 by Quovadx or which relate to 2003 business acquisitions. The amount of tax credit available to the Company at December 31, 2003 also consists of two components: (i) $246,000 which has been evaluated at December 31, 2002 but which may be further limited by changes which occurred during 2003 and; (ii) $2,125,000 which has not yet been evaluated. Additionally, $6,107,000 of the December 31, 2003 NOL is available until 2006 and can only be used to offset gains recognized on the sale of certain assets acquired in the acquisition of Confer. The Company’s remaining NOLs will begin to expire in 2008.

7.	Commitments and Contingencies

Commitments

      The Company leases equipment and office space under various long-term non-cancelable operating leases that expire at various dates before October 11, 2011. The following is a schedule by year of future minimum lease payments under operating leases, at December 31, 2003 (in thousands):

2004	$5,059
2005	3,790
2006	1,463
2007	742
2008	632
Thereafter	1,455

$13,141

      Total rent expense for the years ended December 31, 2003, 2002 and 2001 was $2,859,000, $3,865,000 and $2,627,000, respectively.

Contingencies

      On November 14, 2001, a shareholder class action complaint was filed in the United States District Court, Southern District of New York. On April 19, 2002, plaintiffs filed an amended complaint. The

QUOVADX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amended complaint asserts that the prospectus from the Company’s February 10, 2000 initial public offering (“IPO”) failed to disclose certain alleged improper actions by various underwriters for the offering in the allocation of the IPO shares. The amended complaint alleges claims against certain underwriters, the Company and certain officers and directors under the Securities Act of 1933 and the Securities Exchange Act of 1934 (Bartula v. XCare.net, Inc., et al., Case No. 01-CV-10075). Similar complaints have been filed concerning more than 300 other IPO’s; all of these cases have been coordinated as In re Initial Public Offering Securities Litigation, 21 MC 92. In a negotiated agreement, individual defendants, including all of the individuals named in the complaint filed against the Company, were dismissed without prejudice, subject to a tolling agreement. Issuer and underwriter defendants in these cases filed motions to dismiss and, on February 19, 2003, the Court issued an opinion and order on those motions that dismissed selected claims against certain defendants, including the Rule 10b-5 fraud claims against the Company, leaving only the Section 11 strict liability claims under the Securities Act of 1933 against the Company. A committee of our board of directors has approved a settlement proposal made by the plaintiffs that will require no cash payment by the Company, but the settlement is subject to a number of conditions. If the settlement is not achieved, the Company will continue to aggressively defend the claims. The Company believes it has meritorious defenses. The Company does not believe that the outcome of this action will have a material adverse effect on our financial position, results of operations or liquidity; however, litigation is inherently uncertain and the Company can make no assurance as to the ultimate outcome or effect.

      CareScience and certain of its present and former officers are defendants in a purported shareholder class action litigation pending in the United States District Court for the Eastern District of Pennsylvania for alleged violations of federal securities laws. The actions seek compensatory and other damages, and costs and expenses associated with litigation. Although we cannot predict the ultimate outcome of the case or estimate the range of any potential loss that may be incurred in the litigation, we believe the lawsuits are without merit, CareScience denies all allegations or wrongdoing asserted by plaintiffs, and we believe CareScience has meritorious defenses to plaintiffs’ claims. CareScience intends to vigorously defend the lawsuits. The class action litigation is the result of several complaints filed with the court beginning on October 17, 2001. These actions were consolidated on November 16, 2001. The court approved the election of the lead plaintiff in the litigation on March 12, 2002. CareScience filed a motion to dismiss the consolidated complaint on August 7, 2002. These complaints purport to bring claims on behalf of all persons who allegedly purchased CareScience common stock between June 29, 2000 and November 1, 2000, for alleged violation of the federal securities laws, including Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 by issuing a materially false and misleading Prospectus and Registration Statement with respect to the initial public offering of CareScience common stock. Specifically, the complaints allege, among other things, that the CareScience Prospectus and Registration Statement misrepresented and omitted to disclose material facts concerning its competitors, two of its prospective products and its contract with the California HealthCare Foundation. On July 25, 2003, the Judge granted CareScience’s motion to dismiss the claims under Section 12(a)(2) of the Securities Act, but denied its motion to dismiss the claims under Sections 11 and 15 of the Securities Act. CareScience filed an answer denying all allegations of wrongdoing. Discovery has not yet commenced. In February 2004, an agreement was reached to settle this case, subject to court approval after notice to the former shareholders. If the settlement is achieved, the entire settlement amount will be paid by insurance, without any contribution from the Company. If the settlement is not achieved, the Company will continue to aggressively defend the claims. The Company believes it has meritorious defenses. The Company does not believe that the outcome of this action will have a material adverse effect on our financial position, results of operations or liquidity; however, litigation is inherently uncertain and the Company can make no assurance as to the ultimate outcome or effect.

      The Company and its subsidiaries are engaged from time to time in routine litigation that arises in the ordinary course of business.

QUOVADX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Segment Information

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

      The Company operates in three segments: software license, professional services, and recurring revenue. The software license segment includes revenue from software license sales and software subscriptions. The professional services segment includes revenue generated from software implementation, development, and integration. The recurring revenue segment includes revenue generated from outsourcing, hosting maintenance, transactions, and other recurring services. The segment information for the years ended December 31, 2003, 2002 and 2001 is reflected in the Consolidated Statement of Operations. A breakout of assets and capital expenditures for all segments is not prepared or provided to the chief operating decision maker. Revenue and long-term assets from our foreign operations are $3.8 million and $0.5 million, respectively.

9.	Quarterly Results (Unaudited)

      This information has been derived from unaudited consolidated financial statements. The unaudited consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of this information. These unaudited quarterly results should be read in conjunction with the audited financial statements and notes thereto. Operating results are expected to vary significantly from quarter to quarter and are not necessarily indicative of results for any future period. Data relating to the results of operations for the each quarter of the years ended December 31, 2003 and 2002 follows (in thousands except per share amounts):

	Three Months Ended

	March 31,	June 30,	September 30,	December 31,
	2003	2003	2003	2003

			(Restated)
STATEMENT OF OPERATIONS DATA:
Total revenue	$17,433	$19,344	$15,209	$19,609
Costs and expenses:
Cost of revenue	10,820	10,451	10,368	13,102
Sales and marketing	3,842	4,052	4,260	5,631
General and administrative	3,030	3,146	3,001	3,565
Research and development	2,247	2,246	2,669	2,833
Amortization of acquired intangibles	457	307	307	649

Total costs and expenses	20,396	20,202	20,605	25,780

Loss from operations	(2,963)	(858)	(5,396)	(6,171)
Interest income, net	189	207	89	209

Net loss	$(2,774)	$(651)	$(5,307)	$(5,962)

Net loss per common share — basic and diluted	$(0.09)	$(0.02)	$(0.17)	$(0.17)

QUOVADX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended

	March 31,	June 30,	September 30,	December 31,
	2002	2002	2002	2002

STATEMENT OF OPERATIONS DATA:
Total revenue	$17,769	$15,274	$14,973	$15,642
Costs and expenses:
Cost of revenue	9,925	10,523	9,478	9,362
Sales and marketing	2,736	3,479	3,592	3,536
General and administrative	3,352	3,247	3,422	3,639
Research and development	1,432	1,777	1,807	2,193
Amortization of acquired intangibles	570	553	599	585

Total costs and expenses	18,015	19,579	18,898	19,315

Loss from operations	(246)	(4,305)	(3,925)	(3,673)
Gain on sale of assets	87	—	—	—
Goodwill impairment	—	—	(93,085)	—
Interest income, net	261	292	263	219

Net income (loss)	$102	$(4,013)	$(96,747)	$(3,454)

Net income (loss) per common share — basic and diluted	$0.00	$(0.13)	$(3.22)	$(0.11)

Restatement of Financial Results

      The results for the third quarter of 2003 have been restated. These revisions concern shipments to Infotech Network Group (“Infotech”), a consortium of Indian information technology companies, in the third quarter of 2003. The Company believed at the time of the shipments that collection of the receivable was probable due to the establishment of a credit line by Infotech that could be used for payment. Since the shipments of software product, however, the Company has encountered unanticipated delays in obtaining payment. Based on further analysis of Infotech’s ability to pay for the software purchased, the accounting for the revenue recognized has been revised from an accrual to a cash basis. As a result, the Company has materially restated its previously reported financial results for the third quarter of 2003 by the deletion of all revenue and commissions that had been recorded related to Infotech.

      Adjustments to the Company’s third quarter results for the year 2003 are as follows (in thousands):

Three Months Ended
September 30, 2003

(In thousands)
Matters impacting revenue:
— Software license transactions for which revenue was recognized and it was subsequently reversed because it should have been recognized on a cash basis	$(4,674)
Matters impacting costs and expenses:
— Sales and marketing adjustments	425

Total net loss increase	$(4,249)

Impact per share	$(0.14)

QUOVADX, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at						Balance at
	Beginning	Charged to					End of
Allowance for Doubtful Accounts and Sales Returns	of Period	Expense	Deduction		Transfers		Period

	(Dollars in thousands)
2003	$2,370	$82	$(919	)(a)	$1,232	(b)	$2,765
2002	1,932	474	(36	)(a)	—		2,370
2001	546	97	(518	)(a)	2,057	(b)	1,932

(a)	Represents credit losses written off during the period, less collection of amounts previously written off.

(b)	Transfer of allowance balances from business acquisitions.

INDEX TO EXHIBITS

Exhibit
Number	Description of Document

2.1	Agreement and Plan of Merger, dated as of August 13, 2003, by and among CareScience, Inc., the Registrant and Carlton Acquisition Corporation (incorporated by reference to Annex A to the Prospectus filed by the Registrant under Rule 424(b)(3) on September 18, 2003).
2.2	Agreement and Plan of Merger, dated as of November 3, 2003, by and among Rogue Wave Software, Inc., the Registrant and Chess Acquisition Corporation (incorporated by reference to Annex A to the Prospectus filed by the Registrant under Rule 424(b)(3) on December 16, 2003).
3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended March 31, 2003, filed as of May 13, 2003).
3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-1 of the Registrant, filed as of November 2, 1999, Registration No. 333-90165).
4.1	Specimen stock certificate representing shares of Common Stock of the Registrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of the Registrant, filed as of October 16, 2001).
4.2	Preferred Stock Rights Agreement, dated as of July 24, 2000, between the Registrant and ChaseMellon Shareholder Services, L.L.C., as Rights Agent, including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively (incorporated by reference to Exhibit 1 to the Registration Statement on Form 8-A of the Registrant, filed as of July 28, 2000).
10.1*	Amended and Restated 1997 Stock Plan and related agreements (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 of the Registrant, filed as of May 16, 2002, Registration No. 333-88408).
10.2*	Amended and Restated 1999 Employee Stock Purchase Plan and related agreements (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended September 30, 2003, filed as of November 3, 2003).
10.3*	Amended and Restated 1999 Director Option Plan and related agreements (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8 of the Registrant, filed as of May 16, 2002, Registration No. 333-88408).
10.4*	Amended and Restated 2000 Nonstatutory Stock Option Plan and related agreements (incorporated by reference to Exhibit 4.9 to the Registration Statement on Form S-8 of the Registrant, filed as of April 1, 2003, Registration No. 333-104184).
10.5*	Amended and Restated Healthcare.com Corporation Non-Employee Director Stock Option Plan (filed as of August 13, 1999, as Exhibit 10 to the Quarterly Report on Form 10-Q of Healthcare.com Corporation for the quarter ended June 30, 1999, Commission File No. 0-27056, and incorporated by reference to Exhibit 10.42 to the Registration Statement on Form S-4 of the Registrant, filed as of June 29, 2001, Registration No. 333-64282).
10.6*	Healthcare.com Corporation Adjustment Stock Option Plan (filed as of October 24, 1995, as Exhibit 10.5 to Amendment No. 1 to the Registration Statement on Form S-1 of Healthcare.com Corporation, Registration No. 33-96478, and incorporated by reference to Exhibit 10.43 to the Registration Statement on Form S-4 of the Registrant, filed as of June 29, 2001, Registration No. 333-64282).
10.7*	Healthcare.com Corporation Restated Stock Option Plan Two (filed as of May 11, 1998, as Exhibit 10.2 to the Quarterly Report on Form 10-Q of Healthcare.com Corporation for the quarter ended March 31, 1998, Commission File No. 0-27056, and incorporated by reference to Exhibit 10.44 to the Registration Statement on Form S-4 of the Registrant, filed as of June 29, 2001, Registration No. 333-64282).
10.8*	Rogue Wave Software, Inc. 1996 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 to the Post-Effective Amendment No. 1 to Form S-4 on Form S-8 Registration Statement of the Registrant, filed as of January 8, 2004, Registration No. 333-110388).

Exhibit
Number	Description of Document

10.9*	Rogue Wave Software, Inc. 1997 Equity Incentive Plan (incorporated by reference to Exhibit 4.2 to the Post-Effective Amendment No. 1 to Form S-4 on Form S-8 Registration Statement of the Registrant, filed as of January 8, 2004, Registration No. 333-110388).
10.10*	Offer letter, dated as of February 20, 2002, to David E. Nesvisky from the Registrant (incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K of the Registrant for the year ended December 31, 2002, filed as of March 31, 2003).
10.11*	Amended and Restated Employment Agreement, dated as of April 11, 2003, by and between CareScience, Inc. and Ronald A. Paulus (filed as of April 25, 2003, as Exhibit 10.2 to Amendment No. 1 to the Annual Report on Form 10-K/ A of CareScience, Inc. and incorporated by reference thereto).
10.12	Office Lease Agreement, effective as of November 8, 1999, between Mountain States Mutual Casualty Company and the Registrant (incorporated by reference to Amendment 1 to the Registration Statement on Form S-1 of the Registrant, filed as of December 17, 1999, Registration No. 333-90165).
10.13	Sublease, dated as of August 24, 2001, between Echo Bay Management Corp. and the Registrant (incorporated by reference to Exhibit 12.1 to the Annual Report on Form 10-K of the Registrant for the year ended December 31, 2001, filed as of March 26, 2002).
10.14	Form of Indemnification Agreement entered into by the Registrant with each of its directors and executive officers (incorporated by reference to Exhibit 11.1 to the Annual Report on Form 10-K of the Registrant for the year ended December 31, 2001, filed as of March 26, 2002).
10.15	Restated License Agreement, dated as of April 1, 1995, between the Trustees of the University of Pennsylvania and Care Management Science Corporation (filed as of March 14, 2000, as Exhibit 10.3 to the Registration Statement on Form S-1 of CareScience, Inc., Registration No. 333-32376 and incorporated by reference thereto).
10.16	License Agreement, dated as of July 30, 2001, by and between 3550 University City Science Center Associates as licensor and Carescience, Inc. as licensee, for the license to use a portion of a building for a data center.
10.17	Consent of Assignment, dated as of September 18, 2003, by 3550 University City Science Center Associates as licensor.
21	Subsidiaries of the Registrant.
23	Consent of Ernst & Young LLP, Independent Auditors.
31.1	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(b) and Rule 15d-14(b), promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.
32.2**	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(b) and Rule 15d-14(b), promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.
99.1	Quovadx, Inc. Code of Business Conduct and Ethics.

*	Constitutes a management contract or compensatory plan or arrangement.

**	This certification is furnished to, but not filed, with the Commission. This certification shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Registrant specifically incorporates it by reference.