Form 10-K/A
period 2003-12-31
QUOVADX INC
filed 2004-03-18
CIK 1094561

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

☒	AMENDMENT NO. 1 TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

Commission File Number 000-29273

Quovadx, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	85-0373486 (I.R.S. Employer Identification No.)

6400 S. Fiddler’s Green Circle, Suite 1000 Englewood, Colorado (Address of principal executive offices)	80111 (Zip Code)

Registrant’s telephone number, including area code:
(303) 488-2019

Securities Registered Pursuant to Section 12(b) of the Act:
None

Securities Registered Pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $0.01 per share	NASDAQ

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings for the past 90 days. Yes ☒ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

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

EXPLANATORY NOTE
SIGNATURES
INDEX TO EXHIBITS
Certification of Chief Executive Officer
Certification of Chief Financial Officer
Certification of Chief Executive Officer
Certification of Chief Financial Officer

EXPLANATORY NOTE

     This Amendment No. 1 to Quovadx, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 is being filed solely for the purpose of correcting certain errors in Exhibits 31.1, 31.2, 32.1 and 32.2 to such Form 10-K filed electronically with the U.S. Securities and Exchange Commission on March 18, 2004. These exhibits erroneously referred to the report being filed as a Quarterly Report on Form 10-Q instead of an Annual Report on Form 10-K. No other changes are being made by means of this filing.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Englewood, State of Colorado, on this 18th day of March 2004.

QUOVADX, INC.
By:	/s/ Lorine R. Sweeney
Lorine R. Sweeney
President and Chief Executive Officer

     Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated.

	Signatures	Title	Date
	/s/ Lorine R. Sweeney Lorine R. Sweeney	Director, President and Chief Executive Officer (Principal Executive Officer)	March 18, 2004

	/s/ Gary T. Scherping Gary T. Scherping	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer) Chairman of the Board	March 18, 2004

* Jeffrey M. Krauss

	* Fred L. Brown	Director

	* J. Andrew Cowherd	Director

	* James B. Hoover	Director

	* Charles J. Roesslein	Director

	* James A. Gilbert	Director

*By:	/s/ Gary T. Scherping Attorney-in-fact

INDEX TO EXHIBITS

Exhibit
Number	Description of Document

31.1	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(b) and Rule 15d-14(b), promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.
32.2**	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(b) and Rule 15d-14(b), promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

*	Constitutes a management contract or compensatory plan or arrangement.

**	This certification is furnished to, but not filed, with the Commission. This certification shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Registrant specifically incorporates it by reference.