Form 10-K/A
period 2003-12-31
QUOVADX INC
filed 2004-03-31
CIK 1094561

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

☑	AMENDMENT NO. 2 TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

EXPLANATORY NOTE

      This Amendment No. 2 to Quovadx, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 is being filed solely for the purpose of refiling corrected Exhibits 31.1, 31.2, 32.1 and 32.2 together with the full Annual Report on Form 10-K. No other changes are being made by means of this filing.

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

      (d) Financial Statement Schedule. See Item 15(a) above.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Englewood, State of Colorado, on this 31st day of March 2004.

QUOVADX, INC.

By:	/s/ LORINE R. SWEENEY

Lorine R. Sweeney
President and Chief Executive Officer

      Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ LORINE R. SWEENEY Lorine R. Sweeney	Director, President and Chief Executive Officer (Principal Executive Officer)	March 31, 2004

/s/ GARY T. SCHERPING Gary T. Scherping	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2004

* Jeffrey M. Krauss	Chairman of the Board

* Fred L. Brown	Director

* J. Andrew Cowherd	Director

* James B. Hoover	Director

* Charles J. Roesslein	Director

* James A. Gilbert	Director

* /s/ GARY T. SCHERPING Attorney-in-fact

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