Form 10-Q/A
period 2003-09-30
QUOVADX INC
filed 2004-04-01
CIK 1094561

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 1)

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

QUOVADX, INC.

EXPLANATORY NOTE REGARDING THIS AMENDMENT ON FORM 10-Q/ A

      This quarterly report on Form 10-Q/A is being filed as a result of restatement of our condensed consolidated financial statements for the quarterly period ended September 30, 2003 as further described in Note 1 in the accompanying financial statements and in Note 9 of Notes to Consolidated Financial Statements — Quarterly Results (Unaudited) included in our Annual Report on Form 10-K (including any amendments) for the year ended December 31, 2003. This report still speaks as of the original filing date and, except as expressly stated, no attempt has been made to update this report to reflect events occurring subsequent to the date of the original filing.

PART I

FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

QUOVADX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2003	2002

	(Restated)

	(In thousands, except for share
	and per share amounts)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$30,273	$31,244
Short-term investments	4,611	16,377
Accounts receivable, net of allowance of $1,627 and $2,370, respectively	7,677	10,980
Unbilled accounts receivable	7,425	5,571
Other current assets	4,128	1,904

Total current assets	54,114	66,076
Property and equipment, net	5,907	5,326
Software, net	23,027	20,465
Other intangible assets, net	7,060	6,266
Goodwill	14,325	—
Other assets	6,063	6,476

Total assets	$110,496	$104,609

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,215	$1,288
Accrued liabilities	8,449	6,007
Unearned revenue	10,808	8,241

Total current liabilities	22,472	15,536
Deferred revenue	—	2,125

Total liabilities	22,472	17,661

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value; 100,000,000 authorized and 32,979,032 and 30,176,159 shares issued and outstanding	330	302
Additional paid-in capital	236,383	226,685
Other comprehensive income	84	—
Accumulated deficit	(148,773)	(140,039)

Total stockholders’ equity	88,024	86,948

Total liabilities and stockholders’ equity	$110,496	$104,609

The accompanying notes are an integral part of these condensed consolidated financial statements

QUOVADX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(Restated)		(Restated)

	(In thousands, except for per share amounts)
	(Unaudited)
Revenue:
License	$3,151	$2,751	$15,733	$8,118
Services	4,396	4,778	13,267	18,240
Recurring	7,662	7,444	22,986	21,658

Total revenue	15,209	14,973	51,986	48,016

Cost of revenue:
License	1,905	1,374	6,991	3,872
Services	3,335	3,305	9,467	11,824
Recurring	5,128	4,799	15,181	14,230

Total cost of revenue	10,368	9,478	31,639	29,926

Gross profit	4,841	5,495	20,347	18,090

Operating expenses:
Sales and marketing	4,260	3,592	12,154	9,807
General and administrative	3,001	3,422	9,177	10,021
Research and development	2,669	1,807	7,162	5,016
Amortization of acquired intangibles	307	599	1,071	1,722

Total operating expenses	10,237	9,420	29,564	26,566

Loss from operations	(5,396)	(3,925)	(9,217)	(8,476)
Gain on sale of assets	—	—	—	87
Goodwill impairment	—	(93,085)	—	(93,085)
Interest income, net	89	263	485	816

Net loss	$(5,307)	$(96,747)	$(8,732)	$(100,658)

Net loss per common share — basic and diluted	$(0.17)	$(3.22)	$(0.29)	$(3.36)

Weighted average common shares outstanding — basic and diluted	30,866	30,068	30,486	29,934

The accompanying notes are an integral part of these condensed consolidated financial statements

QUOVADX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,

	2003	2002

	(Restated)

	(In thousands)
	(Unaudited)
Cash flows from operating activities
Net loss	$(8,732)	$(100,658)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,742	6,446
Amortization of acquired intangibles	1,071	1,722
Goodwill impairment	—	93,085
Gain on sale of assets	—	(87)
Amortization of unearned compensation	—	178
Bad debt expense	477	—
Change in assets and liabilities:
Accounts receivable	4,676	(836)
Unbilled accounts receivable	(1,853)	508
Other assets	(779)	195
Accounts payable	1,260	(63)
Accrued liabilities	(269)	(5,438)
Unearned and deferred revenue	(4,848)	(896)

Net cash used in operating activities	(2,255)	(5,844)

Cash flows from investing activities
Purchase of property and equipment	(1,106)	(1,148)
Capitalized software	(2,411)	(3,121)
Sales of short-term investments	19,831	35,980
Purchases of short-term investments	(8,065)	(10,598)
Business acquisitions, net of acquired cash	(7,514)	(1,633)
Other investing activities	—	7

Net cash provided by investing activities	735	19,487

Cash flows from financing activities
Proceeds from issuance of common stock	549	858

Net cash provided by financing activities	549	858

Net increase (decrease) in cash and cash equivalents	(971)	14,501
Cash and cash equivalents at beginning of period	31,244	25,383

Cash and cash equivalents at end of period	$30,273	$39,884

Supplemental disclosure of non-cash financing transactions
Issuance of common stock in business acquisition	$9,176	$920
Receipt of stock in asset sale	—	662

The accompanying notes are an integral part of these condensed consolidated financial statements

QUOVADX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Restatement of Financial Results

      The results for the third quarter of 2003 have been restated. These revisions concern shipments to Infotech Network Group (“Infotech”), a consortium of information technology companies in India, in the third quarter of 2003. The Company believed at the time of the shipments that collection of the receivable was probable for reasons including the establishment of a credit line by Infotech that could be used for payment through a letter of credit process. Since the shipments of software product, however, the Company has encountered unanticipated delays in obtaining payment. Based upon further analysis regarding Infotech’s ability to pay for the software purchased utilizing this letter of credit process, and on the collection process proving significantly more difficult than anticipated in the Company’s original evaluation, the Company has reevaluated its recognition of revenue for the third quarter of 2003. Due to a more complete understanding of these unanticipated difficulties, collection has been deemed not probable as of September 30, 2003 and the accounting for the revenue recognized has been revised from an accrual to a cash basis. As a result, the Company’s results for the third quarter of 2003 have been materially restated by the reversal of all revenue and commissions that had been previously recorded related to Infotech.

      Adjustments to the Company’s third quarter results for the year 2003 are as follows (in thousands):

Three Months
Ended
September 30, 2003

(In thousands)
Matters impacting revenue:
— Software license transactions for which revenue was recognized and it was subsequently reversed because it should have been recognized on a cash basis	$(4,674)
Matters impacting costs and expenses:
— Sales and marketing adjustments	425

Total net loss increase	$(4,249)

Impact per share	$(0.14)

2.	Interim Financial Statements

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

      Reclassifications. Certain prior year information has been reclassified to conform to the current year presentation.

3.	Acquisition

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

      The unaudited pro forma results of operations as though the CareScience acquisition had been completed as of January 1, 2002 are as follows (in thousands except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(Restated)		(Restated)
Revenue	$18,223	$18,689	$61,309	$58,544
Costs	27,998	116,439	79,502	163,398

Net loss	$(9,775)	$(97,750)	$(18,193)	$(104,854)

Shares	32,956	32,483	32,793	32,348

Net loss per share	$(0.30)	$(3.01)	$(0.55)	$(3.24)

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

      The following table sets forth the computation of the numerators and denominators in the basic and diluted net loss per common share calculations for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(Restated)		(Restated)
Numerator:
Net loss available to common stockholders	$(5,307)	$(96,747)	$(8,732)	$(100,658)

Denominator:
Weighted average common shares outstanding — basic	30,866	30,068	30,486	29,934
Effect of dilutive securities:
Employee stock options	—	—	—	—

Weighed average common shares outstanding — diluted	30,866	30,068	30,486	29,934

4.	Segment Information

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

      In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,”the Company has not recorded amortization expense related to goodwill for acquisitions entered into after July 1, 2001 and has stopped recording amortization expense for all acquisitions as of January 1, 2002.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(Restated)		(Restated)
Net loss:
As reported	$(5,307)	$(96,747)	$(8,732)	$(100,658)
Plus: stock based compensation recognized under intrinsic value method	—	59	—	178
Less: stock based compensation under fair value method	(1,671)	(946)	(5,126)	(5,136)

Pro forma net loss	$(6,978)	$(97,634)	$(13,858)	$(105,616)

Net loss per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(Restated)		(Restated)
As reported	$(0.17)	$(3.22)	$(0.29)	$(3.36)
Pro forma	(0.23)	(3.25)	(0.45)	(3.53)

8.	Line of Credit

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

9.	Other Comprehensive Income (Loss)

      Total comprehensive income (loss) for the three and nine months ended September 30, 2003 and 2002 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(Restated)		(Restated)
Net loss	$(5,307)	$(96,747)	$(8,732)	$(100,658)
Other comprehensive income:
Foreign currency translation	84	—	84	—

Comprehensive loss	$(5,223)	$(96,747)	$(8,648)	$(100,658)

      The foreign currency translation amounts relate to our subsidiary in the United Kingdom.

10.	Commitments and Contingencies

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

Restatement of Financial Results

      The results for the third quarter of 2003 have been restated. These revisions concern shipments to Infotech Network Group (“Infotech”), a consortium of information technology companies in India, in the third quarter of 2003. The Company believed at the time of the shipments that collection of the receivable was probable for reasons including the establishment of a credit line by Infotech that could be used for payment through a letter of credit process. Since the shipments of software product, however, the Company has encountered unanticipated delays in obtaining payment. Based upon further analysis regarding Infotech’s ability to pay for the software purchased utilizing this letter of credit process, and on the collection process proving significantly more difficult than anticipated in the Company’s original evaluation, the Company has reevaluated its recognition of revenue for the third quarter of 2003. Due to a more complete understanding of these unanticipated difficulties, collection has been deemed not probable as of September 30, 2003 and the accounting for the revenue recognized has been revised from an accrual to a cash basis. As a result, the Company’s results for the third quarter of 2003 have been materially restated by the reversal of all revenue and commissions that had been previously recorded related to Infotech.

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

Results of Operations

      The following table sets forth, for the periods indicated, certain items from the Company’s statements of operations as a percentage of total revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(Restated)		(Restated)
Revenue:
License	20.7%	18.4%	30.3%	16.9%
Service	28.9	31.9	25.5	38.0
Recurring	50.4	49.7	44.2	45.1

Total revenue	100.0	100.0	100.0	100.0

Cost of revenue
License	12.6	9.2	13.5	8.1
Service	21.9	22.1	18.2	24.6
Recurring	33.7	32.0	29.2	29.6

Total cost of revenue	68.2	63.3	60.9	62.3

Gross profit	31.8	36.7	39.1	37.7
Operating Expenses:
Sales and marketing	28.0	24.0	23.4	20.4
General and administrative	19.7	22.8	17.6	20.9
Research and development	17.6	12.1	13.8	10.4
Amortization of acquired intangibles	2.0	4.0	2.0	3.6

Total operating expenses	67.3	62.9	56.8	55.3

Loss from operations	(35.5)	(26.2)	(17.7)	(17.6)

Gain on sale of assets	—	—	—	0.2
Goodwill impairment	—	(621.7)	—	(193.9)
Interest income, net	0.6	1.8	0.9	1.7

Net loss	(34.9)%	(646.1)%	(16.8)%	(209.6)%

Comparison of the Company’s Results for the Three Months Ended September 30, 2003 and 2002.

      Total revenue. Total revenue increased $0.2 million, or 2%, to $15.2 million for the three months ended September 30, 2003 from $15.0 million for the three months ended September 30, 2002. Software license revenue was $3.2 million for the three months ended September 30, 2003, an increase of $0.4 million or 15% from the three months ended September 30, 2002. The increase in software license revenue was primarily due to the Company’s continued focus on software sales. The acquisition of CareScience increased license revenue by $0.2 million. Recurring revenue increased 3% to $7.7 million for the three months ended September 30, 2003 from $7.4 million in the comparable 2002 period. Professional services revenue decreased $0.4 million from the third quarter of 2002 due to the completion of several large contracts in the third quarter of 2002. The acquisition of CareScience added $0.1 million in services revenue for the third quarter of 2003.

      Cost of revenue. Cost of revenue increased $0.9 million, or 9%, to $10.4 million for the three months ended September 30, 2003 from $9.5 million from the three months ended September 30, 2002. Cost of revenue for the license segment increased 39% or $0.5 million to $1.9 million from $1.4 million due to increased amortization expense from continued development of the Company’s software and the completion of several capitalized projects in the fourth quarter of 2002. Recurring revenue costs increased 7% to $5.1 million for the third quarter of 2003 from $4.8 million in the comparable period of 2002. The CareScience acquisition added $0.1 million of cost of revenue related to services for the three months ended September 30, 2003. As a percentage of revenue, cost of revenue increased from 63% for the three months ended September 30, 2002 to 68% for the three months ended September 30, 2003.

      Sales and marketing. Sales and marketing expenses increased $0.7 million, or 19%, to $4.3 million for the three months ended September 30, 2003 from $3.6 million for the three months ended September 30, 2002. Sales and marketing expenses increased due to an increase in the size of the Company’s sales force and product marketing professionals. Commission expense was also higher due to increased software sales and incremental costs incurred as a result of the realignment of the Company’s sales force around products from the previous geographic alignment. The acquisition of CareScience added $0.2 million of sales and marketing expense for the three months ended September 30, 2003. As a percentage of revenue, sales and marketing expense increased 4% to 28% for the three months ended September 30, 2003 compared to 24% for the three months ended September 30, 2002.

      General and administrative. General and administrative expenses decreased $0.4 million, or 12%, to $3.0 million for the three months ended September 30, 2003 from $3.4 million from the year earlier period. The decrease in general and administrative expenses was primarily due to a decrease in legal expenses. As a percentage of revenue, general and administrative expense decreased 3% to 19.7% for the three months ended September 30, 2003 compared to 22.8% for the three months ended September 30, 2002.

      Research and development. Research and development expenses increased $0.9 million from, or 48%, to $2.7 million for the three months ended September 30, 2003 from $1.8 million for the three months ended September 30, 2002. This increase is due to personnel additions, mostly offshore. In addition, capitalized software costs decreased $0.3 million to $0.7 million for the third quarter of 2003 from $1.0 million for the third quarter of 2002. The acquisition of CareScience added $0.1 million of costs related to research and development for the third quarter of 2003. As a percentage of revenue, research and development expense increased 5% to 17.6% for the three months ended September 30, 2003 compared to 12.1% for the three months ended September 30, 2002.

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

      Segment margins. Segment gross margins are as follows (in thousands):

	Three Months Ended
	September 30,

	2003	2002	(Decrease)

	(Restated)
Software license	$1,246	$1,377	$(131)
Professional services	1,061	1,473	(412)
Recurring revenue	2,534	2,645	(111)

	$4,841	$5,495	$(654)

      The decrease in software license margin is primarily due to increased software amortization from the Company’s capitalized software balance resulting from the continued development of the Company’s products. Margin for professional services decreased primarily due to the completion of several high margin contracts in the third quarter of 2002.

Comparison of the Company’s Results for the Nine Months Ended September 30, 2003 and 2002.

      Total revenue. Total revenue increased $4.0 million, or 8%, to $52.0 million for the nine months ended September 30, 2003 from $48.0 million for the nine months ended September 30, 2002. Software license revenue increased $7.6 million over the first three quarters of 2002, which was primarily due to the acceleration of $2.9 million of deferred software revenue from the early termination of a 4-year customer agreement in the second quarter of 2003. Recurring revenue increased 6% to $23.0 million for the nine months ended September 30, 2003 from $21.7 million in the comparable 2002 period primarily due to an increase in revenue generated from the claims transaction and outsourcing businesses. Professional services revenue declined $5.0 million or 27% from the nine months ended September 30, 2002 to $13.3 million for the nine months ended September 30, 2003 due to the completion of several large contracts in the third quarter of 2002.

      Cost of revenue. Cost of revenue increased $1.7 million, or 6%, to $31.6 million for the nine months ended September 30, 2003 from $29.9 million for the nine months ended September 30, 2002. Cost of revenue for the license segment increased $3.1 million due to an increase in software royalty expense resulting from increased sales of third party software in the nine months ended September 30, 2003. In addition, software amortization increased over the nine months ended September 30, 2002 primarily due an increase in the Company’s capitalized software balance from the continued development of the Company’s software and the completion of several capitalized projects in the fourth quarter of 2002. Recurring revenue costs increased 7% to $15.2 million for the nine months ended September 30, 2003 from the comparable period in 2002 due to an increase in the Company’s claims transaction business and increased royalty expense on sales of maintenance contracts for third party software. Professional services cost of revenue decreased due to a decline in headcount in 2003. Offsetting the decrease was the acquisition of CareScience, adding $0.1 million in cost of revenue for the professional services segment for the nine months ended September 30, 2003. As a percentage of revenue, cost of revenue decreased from 62.3% for the nine months ended September 30, 2002 to 60.9% for the nine months ended September 30, 2003.

      Sales and marketing. Sales and marketing expenses increased $2.4 million, or 24%, to $12.2 million for the nine months ended September 30, 2003 from $9.8 million for the nine months ended September 30, 2002.

Sales and marketing expenses increased due to an increase in the size of the Company’s sales force and product marketing professionals. Commission expense rose due to an increase in software sales and incremental costs incurred as a result of the realignment of the Company’s sales force around products from the previous geographic alignment. The CareScience acquisition added $0.2 million of sales and marketing expense for the three quarters ended September 30, 2003. As a percentage of revenue, sales and marketing expense increased 3.0% to 23.4% for the nine months ended September 30, 2003 compared to 20.4% for the nine months ended September 30, 2002.

      General and administrative. General and administrative expenses decreased $0.8 million, or 8%, to $9.2 million for the nine months ended September 30, 2003 from $10.0 million from the year earlier period. The decrease in general and administrative expenses was primarily due to lower spending on legal and telecommunications expense. Offsetting the decrease was the addition of $0.1 million of CareScience general administrative costs in the three quarters ended September 30, 2003. As a percentage of revenue, general and administrative expense decreased 3.3% to 17.6% for the nine months ended September 30, 2003 compared to 20.9% for the nine months ended September 30, 2002.

      Research and development. Research and development expenses increased $2.1 million, or 43%, to $7.2 million for the nine months ended September 30, 2003 from $5.0 million for the nine months ended September 30, 2002. This increase is due to personnel additions, mostly offshore. In addition, capitalized software development costs decreased from $3.1 million in the first three quarters of 2002 to $2.4 million in the first three quarters of 2003. The acquisition of CareScience added $0.1 million of costs related to research and development for the three quarters ended September 30, 2003. As a percentage of revenue, research and development expense increased 3.4% to 13.8% for the nine months ended September 30, 2003 compared to 10.4% for the nine months ended September 30, 2002.

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

      Segment margins. Segment margins are as follows (in thousands):

	Nine Months Ended
	September 30,
			Increase/
	2003	2002	(Decrease)

	(Restated)
Software license	$8,742	$4,246	$4,496
Professional services	3,800	6,416	(2,616)
Recurring revenue	7,805	7,428	377

	$20,347	$18,090	$2,257

      The increase in software license margin is primarily due to the acceleration of $2.9 million of deferred software revenue from the early termination of a 4-year customer agreement and continued focus on software sales, offset by increased royalties and amortization. Margin for professional services decreased from the nine months ended September 30, 2002 primarily due to the completion of several high margin contracts in the third quarter of 2002.

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

      Net cash used in operating activities for the nine months ended September 30, 2003 was $2.3 million compared to $5.8 million for the nine months ended September 30, 2002. The decrease in net cash used in operating activities for the nine months ended September 30, 2003 is primarily attributable to a decrease in accounts receivable.

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

      Although we have had profitable quarters, we incurred losses for the nine months ended September 30, 2003 and the years ended December 31, 2002, 2001 and 2000. As of September 30, 2003, we had an accumulated deficit of $149 million. Since our IPO in February of 2000, we have funded our business primarily from the cash generated from the sale of our stock and cash flow from operations. We expect to continue to incur significant sales and marketing, research and development and general and administrative expenses that may exceed our gross margin. As a result, we may experience losses and negative cash flows in the future. Failure to achieve and maintain profitability may cause our stock price to decline and impair our business and financial prospects.

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

      In addition, we may not be able to protect against misappropriation of our intellectual property. Third parties may infringe upon our intellectual property rights, we may not detect this unauthorized use and we may be unable to enforce our rights. We rely on third parties for technology in our products. We depend upon third party suppliers and licensors to provide software that is incorporated in certain of our products and the products that we distribute. We have no control over the scheduling and quality of work of these third arty software suppliers and licensors. Additionally, the third party software may not continue to be available to us on commercially reasonable terms, or at all. Our agreements to license certain third-party software will terminate after specified dates unless they are renewed. We expect to sell multiple products to the same customers and problems with the third party technology in one product may adversely affect sales of other products to the same customer.

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

Date: March 31, 2004

By:	/s/ GARY T. SCHERPING

Gary T. Scherping
Executive Vice President
and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: March 31, 2004

EXHIBIT INDEX

Exhibit
Number	Description of Document

2.1	Agreement and Plan of Merger, dated as of August 13, 2003, by and among CareScience, Inc., the Registrant and Carlton Acquisition, Corp. (incorporated by reference to Annex A to the Prospectus filed by the Registrant under Rule 424(b)(3) on September 18, 2003)
3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended March 31, 2003, filed as of May 13, 2003)
3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-1 filed by the Registrant as of November 2, 1999, Registration No. 333-90165)
4.1	Specimen stock certificate representing shares of Common Stock of the Registrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of the Registrant, filed as of October 16, 2001)
4.2	Preferred Stock Rights Agreement, dated as of July 24, 2000, between the Registrant and ChaseMellon Shareholder Services, L.L.C., as Rights Agent, including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively (incorporated by reference to Exhibit 1 to the Registration Statement on Form 8-A filed by the Registrant as of July 28, 2000)
4.3	Registration Rights Agreement, dated as of December 14, 2001, between the Registrant and Francis Carden (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-3 filed by the Registrant as of January 23, 2002, Registration No. 333-81210)
10.1*	Amended and Restated 1997 Stock Plan and related agreements (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 filed by the Registrant as of May 16, 2002, Registration No. 333-88408)
10.2*	Amended and Restated 1999 Employee Stock Purchase Plan and related agreements (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended September 30, 2003, filed as of November 3, 2003).
10.3*	Amended and Restated 1999 Director Option Plan and related agreements (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8 filed by the Registrant as of May 16, 2002, Registration No. 333-88408)
10.4*	Amended and Restated 2000 Nonstatutory Stock Option Plan and related agreements (incorporated by reference to Exhibit 4.9 to the Registration Statement on Form S-8 filed by the Registrant as of April 1, 2003, Registration No. 333-104184)
10.5*	Amended and Restated Healthcare.com Corporation Non-Employee Director Stock Option Plan (filed as of August 13, 1999, as Exhibit 10 to the Quarterly Report on Form 10-Q of Healthcare.com Corporation for the quarter ended June 30, 1999, Commission File No. 0-27056, and incorporated by reference to Exhibit 10.42 to the Registration Statement on Form S-4 filed by the Registrant as of June 29, 2001, Registration No. 333-64282)
10.6*	Healthcare.com Corporation Adjustment Stock Option Plan (filed as of October 24, 1995, as Exhibit 10.5 to Amendment No. 1 to the Registration Statement on Form S-1 of Healthcare.com Corporation, Registration No. 33-96478, and incorporated by reference to Exhibit 10.43 to the Registration Statement on Form S-4 filed by the Registrant as of June 29, 2001, Registration No. 333-64282)
10.7*	Healthcare.com Corporation Restated Stock Option Plan Two (filed as of May 11, 1998, as Exhibit 10.2 to the Quarterly Report on Form 10-Q of Healthcare.com Corporation for the quarter ended March 31, 1998, Commission File No. 0-27056, and incorporated by reference to Exhibit 10.44 to the Registration Statement on Form S-4 filed by the Registrant as of June 29, 2001, Registration No. 333-64282)
10.8*	Offer letter, dated as of February 20, 2002, with David E. Nesvisky (incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K of the Registrant for the year ended December 31, 2002, filed as of March 31, 2003)

Exhibit
Number		Description of Document

10.9		Office Lease Agreement, effective as of November 8, 1999, between Mountain States Mutual Casualty Company and the Registrant (incorporated by reference to Amendment 1 to the Registration Statement on Form S-1 filed by the Registrant as of December 17, 1999, Registration No. 333-90165)
10.10		Sublease, dated as of August 24, 2001, between Echo Bay Management Corp. and XCare.net, Inc. (incorporated by reference to Exhibit 12.1 to the Annual Report on Form 10-K of the Registrant for the year ended December 31, 2001, filed as of March 26, 2002)
10.11	*	Form of Healthcare.com Corporation Severance Compensation and Restrictive Covenant Agreement and Severance Compensation and Restrictive Covenant Agreement between Healthcare.com Corporation and Deborah Dean dated May 14, 2001 (incorporated by reference to Exhibit 2.6 to the Current Report on Form 8-K of the Registrant, filed as of May 18, 2001)
10.12		Form of Indemnification Agreement entered into by Quovadx, Inc. with each of its directors and executive officers (incorporated by reference to Exhibit 11.1 to the Annual Report on Form 10-K of the Registrant for the year ended December 31, 2001, filed as of March 26, 2002)
10.13		Restated License Agreement, dated as of April 1, 1995, between the Trustees of the University of Pennsylvania and Care Management Science Corporation (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 filed by CareScience, Inc. as of March 14, 2000, Registration No. 333-32376)
10.14		License Agreement, dated as of October 2, 2000, between California HealthCare Foundation and CareScience, Inc. (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K of CareScience, Inc. for the year ended December 31, 2001, filed as of March 26, 2002)
31.1		Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended
31.2		Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended
32.1*	*	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(b) and Rule 15d-14(b), promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350
32.2*	*	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(b) and Rule 15d-14(b), promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350

*	Constitutes a management contract or compensatory plan or arrangement.

**	This certification is furnished to, but not filed, with the Commission. This certification shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Registrant specifically incorporates it by reference.