Form 10-K/A
period 2003-12-31
QUOVADX INC
filed 2004-08-16
CIK 1094561

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/ A

☑	AMENDMENT NO. 3 TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

Commission file number 000-29273

Quovadx, Inc.

(Exact name of registrant as specified in its charter)

Delaware	85-0373486
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6400 S. Fiddler’s Green Circle, Suite 1000, Englewood, Colorado (Address of principal executive offices)	80111 (Zip Code)

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

      As of March 31, 2004, there were 39,451,097 shares of Common Stock of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

      This Amendment No. 3 to Quovadx, Inc.’s Annual Report on Form 10-K/ A for the fiscal year ended December 31, 2003 is being filed for the purpose of refiling corrected Items 3, 6, 7, 8, 9A and Exhibits 31.1, 31.2, 32.1 and 32.2 to reflect the restatement of our financial results for the years ended December 31 2003 and 2002. We have made no further changes to the previously filed Form 10-K/ A. All information in this Form 10-K/ A is as of December 31, 2003, and does not reflect any further subsequent information or events other than the restatement. This Amendment No. 3 to Form 10-K/ A amends our previously filed Amendment No. 2 to Form 10-K/ A that was filed on March 31, 2004.

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

PART I

Item 3.     Legal Proceedings

      On November 14, 2001, a shareholder class action complaint was filed in the United States District Court, Southern District of New York. On April 19, 2002, plaintiffs filed an amended complaint. The amended complaint asserts that the prospectus from the Company’s February 10, 2000 initial public offering (“IPO”) failed to disclose certain alleged improper actions by various underwriters for the offering in the allocation of the IPO shares. The amended complaint alleges claims against certain underwriters, the Company and certain officers and directors under Section 11 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 (Bartula v. XCare.net, Inc., et al., Case No. 01-CV-10075). Similar complaints have been filed concerning more than 300 other IPO’s; all of these cases have been coordinated as In re Initial Public Offering Securities Litigation, 21 MC 92. In a negotiated agreement, individual defendants, including all of the individuals named in the complaint filed against the Company, were dismissed without prejudice, subject to a tolling agreement. Issuer and underwriter defendants in these cases filed motions to dismiss and, on February 19, 2003, the Court issued an opinion and order on those motions that dismissed selected claims against certain defendants, including the Section 10(b) fraud claims against the Company, leaving only the Section 11 strict liability claims under the Securities Act of 1933 against the Company. A committee of our Board of Directors has approved a settlement proposal made by the plaintiffs, but the settlement is subject to a number of conditions. If the settlement is not achieved, the Company will continue to aggressively defend the claims. We do not believe that the outcome of this action will have a material adverse effect on our financial position, results of operations or liquidity; however, litigation is inherently uncertain and we can make no assurance as to the ultimate outcome or effect.

      CareScience, Inc. and certain of its present and former officers are defendants in a purported shareholder class action lawsuit litigation pending in the United States District Court for the Eastern District of Pennsylvania for alleged violations of federal securities laws. The actions seek compensatory and other damages, and costs and expenses associated with litigation. Although we cannot predict the ultimate outcome of the case or estimate the range of any potential loss that may be incurred in the litigation, we believe the lawsuits are without merit, CareScience denies all allegations of wrongdoing asserted by plaintiffs, and we believe CareScience has meritorious defenses to plaintiffs’ claims. We intend to vigorously defend the lawsuits. The class action litigation is the result of several complaints filed with the court beginning on October 17, 2001. These actions were consolidated on November 16, 2001. The court approved the selection of the lead plaintiff in the litigation on March 12, 2002. CareScience filed a motion to dismiss the consolidated complaint on August 7, 2002. These complaints purport to bring claims on behalf of all persons who allegedly purchased CareScience common stock between June 29, 2000 and November 1, 2000, for alleged violations of the federal securities laws, including Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 by issuing a materially false and misleading Prospectus and Registration Statement with respect to the initial public offering of CareScience common stock. Specifically, the complaints allege, among other things, that the CareScience Prospectus and Registration Statement misrepresented and omitted to disclose material facts concerning its competitors, two of its prospective products and its contract with the California HealthCare Foundation. On July 25, 2003, the Judge granted CareScience’s motion to dismiss the claims under Section 12(a)(2) of the Securities Act, but denied its motion to dismiss the claims under Sections 11 and 15 of the Securities Act. CareScience filed an answer denying all allegations of wrongdoing. Discovery has not yet commenced. In February 2004, an agreement was reached to settle this case, subject to court approval after notice to the former shareholders. On July 28, 2004, the Court signed an order approving the form of the settlement notices, setting forth requirements for providing notice to the class and handling any objections, and scheduling a settlement fairness hearing for October 27, 2004 to determine whether the Court should approve the settlement. If the settlement is achieved, the entire settlement amount will be paid by insurance, without any contribution from the Company. If the settlement is not achieved, the Company will continue to aggressively defend the claims. The Company believes it has meritorious defenses. We do not believe that the outcome of this action will have a material adverse effect on our financial position, results of operations or liquidity; however, litigation is inherently uncertain and we can make no assurance as to the ultimate outcome or effect.

      On March 18, 2004, a purported class action complaint was filed in the United States District Court for District of Colorado, entitled Smith v. Quovadx, Inc. et al, Case No. 04-M-0509, against Quovadx, Inc., its now-former Chief Executive Officer and its now-former Chief Financial Officer. The complaint alleged violations of Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended, purportedly on behalf of all persons who purchased Quovadx common stock from October 22, 2003 through March 15, 2004. The claims are based upon allegations the Company (i) purportedly overstated its net income and earnings per share during the class period, (ii) purportedly recognized revenue from contracts between the Company and Infotech Networks Group prematurely, and (iii) purportedly lacked adequate internal controls and was therefore unable to ascertain the financial condition of the Company. Eight additional, nearly identical class action complaints were filed in the same Court based on the same facts and allegations. The actions seek damages against the defendants in an unspecified amount. On May 17 and 18, 2004, the Company filed motions to dismiss each of the complaints. Also on May 17, 2004, several potential lead plaintiffs filed motions for appointment as lead plaintiff in the cases. On May 21, 2004, the Court entered an order denying consolidation of the actions and directing that all discovery and other proceedings (including the appointment of a lead plaintiff) are stayed pending determination of the motions to dismiss. Since then, all but one of the actions, entitled Heller v. Quovadx, Inc., et al., Case No. 04-M-0665 (OES) (D. Colo.), have been dismissed. The plaintiff in Heller has filed a first amended complaint, which asserts the same claims as those asserted in the original complaint, and includes allegations regarding the Company’s accounting for certain additional transactions. On July 14, 2004, the Company filed a motion to dismiss the first amended complaint in Heller. The class actions are still in the preliminary stages, and it is not possible for us to quantify the extent of potential liability, if any.

      On March 22, 2004, a shareholder derivative action was filed in the District Court of Colorado, County of Arapahoe, entitled Marcoux v. Brown et al, against the members of the Board of Directors and certain now-former officers of Quovadx alleging breach of fiduciary duty and other violations of state law. The Company is named solely as a nominal defendant against which no recovery is sought. This complaint generally is based on the same facts and circumstances as alleged in the class action complaints discussed above, alleging that the defendants misrepresented Quovadx financial projections and that one of the defendants violated state laws relating to insider trading. The action seeks damages in an unspecified amount against the individual defendants, disgorgement of improper profits and attorney’s fees, among other forms of relief. On April 13, 2004, the Company and its nonexecutive directors filed a motion to dismiss the action. On or about April 21, 2004, a second, nearly identical shareholder derivative complaint, seeking the same relief, was filed in the United States District Court for the District of Colorado, entitled Thornton v. Brown et al. The plaintiffs in both of the shareholder derivative actions are represented by the same local counsel. On or about May 20, 2004, a third, nearly identical shareholder derivative complaint, seeking the same relief, was filed in the District Court of Colorado, County of Arapahoe, entitled Jaroslawicz v. Brown, et al. On May 21, 2004, the Court entered an order in Marcoux directing that the Company, named as a nominal defendant, be realigned as a plaintiff in the action and remanding the action back to state court. Subsequently, the plaintiff in Thornton voluntarily dismissed his action from federal court and refiled in state court. The three shareholder derivative actions are now all pending in the Colorado state court. A stipulation consolidating the three actions and setting a date for the filing of a consolidated amended complaint is currently before the state court for approval. The shareholder derivative actions are still in the preliminary stages, and it is not possible for us to quantify the extent of potential liability, if any.

      On April 12, 2004, the Company announced that the Securities and Exchange Commission (“SEC”) had notified the Company that its previously announced informal inquiry had become a formal investigation pursuant to an “Order Directing Private Investigation and Designating Officers to Take Testimony.” The SEC is investigating transactions entered into during the third quarter of 2002 and transactions entered into during 2003 including two distributor contracts totaling approximately $1 million and transactions between Quovadx and Infotech Network Group. The investigation is continuing, and the Company continues to provide documents and information to the SEC.

      On May 17, 2004, a purported class action complaint was filed in the United States District Court for the District of Colorado, entitled Henderson v. Quovadx, Inc. et al, Case No. 04-M-1006 (OES), against

Quovadx, Inc., its now-former Chief Executive Officer, its now-former Chief Financial Officer and its Board of Directors. The complaint alleged violations of Section 11 and Section 15 of the Securities Act of 1933, as amended, purportedly on behalf of all former shareholders of Rogue Wave Software, Inc. who acquired Quovadx common stock in connection with the Company’s exchange offer effective December 19, 2003. The claims are based upon the same theories and allegations as asserted in the Section 10(b) class actions described above. The Court denied plaintiff’s motion to consolidate this Section 11 action with the Section 10(b) cases and authorized the two competing lead plaintiff candidates to take discovery of each other in advance of a hearing on the appointment of lead plaintiff. On July 14, 2004, the Company filed an answer to the Section 11 complaint, denying allegations of wrongdoing and asserting various affirmative defenses. The individual defendants filed a motion to dismiss the Section 11 complaint. This class action also is in the preliminary stages, and it is not possible for us to quantify the extent of potential liability, if any.

      On July 28, 2004, Ronald Renjilian, a former employee, filed a Sarbanes-Oxley whistle blower complaint against the Company with the US Department of Labor Occupational Safety and Health Administration. The complaint alleges that the Company’s April 30, 2004 termination of Mr. Renjilian’s employment was an action taken against Mr. Renjilian as a result of his engaging in protected activity. The Company denies any wrongdoing and intends to aggressively defend this claim. We do not believe that the outcome of this action will have a material adverse effect on our financial position, results of operations or liquidity; however, litigation is inherently uncertain and we can make no assurance as to the ultimate outcome or effect.

      The Company is engaged from time to time in routine litigation that arises in the ordinary course of our business.

PART II

Item 6.     Selected Financial Data

      The consolidated statements of operations data below for the years ended December 31, 2003, 2002 and 2001 and the consolidated balance sheet data as of December 31, 2003 and 2002, are derived from and are qualified by reference to the Company’s consolidated financial statements which are included elsewhere in this Annual Report. The consolidated statements of operations data for the years ended December 31, 2000 and 1999 and the consolidated balance sheet data as of December 31, 2001, 2000 and 1999 are derived from the Company’s consolidated financial statements, which are not included in this Annual Report, but can be derived from other filings with the Securities and Exchange Commission. The data below reflect the restatement of our consolidated financial statements for the years ended December 31, 2002 and 2003. You should read the following selected financial data with the consolidated financial statements and related notes and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Amendment No. 3 to our Form 10-K/A. You should also read our quarterly reports on Form 10-Q for the first and second quarters of 2004 filed concurrently with this Form 10-K/A regarding subsequent events to the financial information contained in this Form 10-K/A.

	Year Ended December 31,

	2003	2002	2001	2000	1999

	(In thousands, except per share data)
	(Restated)	(Restated)
Statement of Operations Data:
Total revenue	$69,932	$63,228	$52,180	$10,834	$4,853
Total costs and expenses	87,103	76,032	59,550	33,178	7,974

Loss from operations	(17,171)	(12,804)	(7,370)	(22,344)	(3,121)
Gain on sale of assets	—	87	—	—	—
Goodwill impairment	—	(93,085)	—	—	—
Interest income, net	694	1,035	3,101	5,027	(67)

Net loss	$(16,477)	$(104,767)	$(4,269)	$(17,317)	$(3,188)

Net loss per common share — basic and diluted	$(0.52)	$(3.49)	$(0.20)	$(1.20)	$(6.91)

Weighted average common shares outstanding — basic and diluted	31,407	29,987	21,308	14,399	472

	December 31, 2001

	2003	2002	2001	2000	1999

	(In thousands)
	(Restated)	(Restated)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$23,688	$47,621	$63,486	$78,319	$7,455
Working capital	6,150	50,210	62,659	82,759	8,138
Total assets	155,190	104,384	214,704	96,908	13,183
Mandatory redeemable convertible preferred stock	—	—	—	—	23,842
Stockholders’ equity (deficit)	111,975	86,293	188,887	92,839	(13,172)

      In reviewing the above data, you should consider the following:

•	In 1999, we completed a sale of Series B convertible preferred stock with net proceeds totaling $13.7 million.

•	Our registration statement on Form S-1 covering our initial public offering (the “Offering”) of 5,750,000 shares of common stock (including the underwriter’s over-allotment option of 750,000 shares of common stock) at $18.00 per share was declared effective on February 9, 2000. The net proceeds to us from the sale of shares of our common stock in the offering after deducting expenses of $2.1 million and underwriting discounts and commissions of $7.2 million, were $94.2 million.

•	In October 2000, the Company entered into a Software License and Services Agreement (the “Agreement”) with MedUnite, Inc. (“MedUnite”) to provide software development services related to a pilot program. In connection with the Agreement, the Company issued to MedUnite warrants to purchase 1,350,000 shares of Quovadx common stock at an exercise price of $4.06. The warrants were immediately vested, exercisable and non-forfeitable for a period of eighteen months from the date of grant. The fair value of the warrants was calculated to be $3.1 million and was determined using the Black-Scholes option pricing model utilizing a volatility factor of 120%, risk-free interest rate of 6.0% and an expected life of 18 months. The amounts billed and billable to MedUnite up to the date that the first pilot was delivered (March 2001) were reduced by the fair value attributed to the warrants. For the year ended December 31, 2000, the Company allocated $2.2 million of the warrant charge to billings and amounts billable. The remaining value of the warrants of $0.9 million was allocated to billings in the first quarter of 2001. In 2001, MedUnite exercised all the warrants and purchased 1,012,167 million shares of the Company’s common stock.

•	In 2000, the Company purchased all the outstanding stock of Advica Health Resources (“Advica”) for 70,000 shares of common stock in a transaction accounted for as a purchase. The total purchase price of Advica was $2.2 million. We also acquired all of the outstanding stock of Integrated Media Inc. (“Integrated Media”) for $2.1 million in a transaction accounted for as a purchase. The 2000 acquisitions generated goodwill and intangible assets totaling $3.5 million.

•	In June 2001, the Company acquired the outstanding common stock of Confer Software, Inc., (“Confer”) by merger of a wholly owned subsidiary of Quovadx with Confer. The purchase price, totaling $6.6 million, included 592,453 shares of Quovadx common stock in exchange for the outstanding shares of Confer capital stock, the assumption of a $461,250 employee bonus plan that was paid in cash and $1.8 million in merger-related fees. In August 2001, the Company consummated the acquisition of Healthcare.com Corporation (“Healthcare.com”). The purchase price, totaling $93.1 million, included 10,702,043 shares of Quovadx common stock issued in exchange for all outstanding shares of Healthcare.com capital stock and $4.5 million in merger-related fees. In December 2001, the Company consummated the acquisition of the Pixel Group (“Pixel”). The purchase price, totaling $7.3 million, included $5.0 million in cash and 201,794 shares of Quovadx common stock in exchange for the outstanding shares of Pixel capital stock. The aforementioned business acquisitions were accounted for under the purchase method of accounting. The 2001 acquisitions generated goodwill and intangible assets totaling $118.8 million.

•	In March 2002, the Company completed the sale of certain assets of its Advica subsidiary to Royal Health Care of Long Island, LLC, d/b/a Royal Health Care (“Royal”) for $475,000 in cash and 4.6% of the outstanding equity in Royal. In conjunction with the sale, Quovadx is providing ASP services to Royal under a seven year contract.

•	On March 27, 2002, the Company purchased all of the outstanding capital stock of Outlaw Technologies, Inc. (“Outlaw”). The purchase price, totaling $2.7 million, included 138,575 shares of Quovadx common stock and $1.8 million in cash and professional fees directly related to the acquisition. Assets acquired included $1.7 million in goodwill, $0.8 in software and $0.7 million in other intangible assets. The transaction was accounted for as a purchase. Outlaw’s balance sheet included $0.3 million in current assets and $0.6 million in liabilities upon acquisition.

•	In the third quarter of 2002, the Company performed an assessment of the carrying value of the Company’s goodwill recorded in connection with its various acquisitions. The assessment was performed pursuant to SFAS 142 because of the significant negative Company, industry and economic trends affecting the market value of the Company’s common stock. As a result, the Company recorded a charge of $93.1 million to reduce goodwill during the third quarter of 2002, based on the amount by which the carrying amount of these assets exceeded their estimated fair value.

•	In the third quarter of 2003, Quovadx acquired the outstanding stock of CareScience, Inc. (“CareScience”) by merger of a wholly owned subsidiary of Quovadx with CareScience. CareScience, Inc. is primarily a provider of care management services to hospitals and health systems. CareScience stockholders received a fixed exchange rate of $1.40 cash and 0.1818 shares of Quovadx common stock for each share of CareScience common stock they owned. The purchase price totaling $30.1 million, included 2,415,900 shares of Quovadx common stock and $4.7 million in cash, net of acquired cash, in exchange for all outstanding shares of CareScience and $2.3 million in merger-related fees.

•	In the fourth quarter of 2003, Quovadx acquired the outstanding stock of Rogue Wave Software, Inc. (“Rogue Wave”) by merger of a wholly owned subsidiary of Quovadx with Rogue Wave. Rogue Wave develops, markets and supports object-oriented and infrastructure software technology. Rogue Wave stockholders received a fixed exchange rate of $4.09 in cash and 0.5292 shares of Quovadx common stock for each share of Rogue Wave Common Stock they owned. The purchase price totaling $79.1 million, included 5,656,670 million shares of Quovadx common stock and $8.0 million in cash, net of acquired cash, in exchange for all outstanding shares of Rogue Wave and $3.9 million in merger-related fees.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

      All statements, trend analysis and other information contained in this Annual Report on Form 10-K (“Annual Report”) of Quovadx, Inc. (“Quovadx,” the “Company,” the “Registrant,” “we” or “us”) and the information incorporated by reference which are not historical in nature are forward-looking statements within the meaning of the Private-Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, discussion relative to markets for our products and trends in revenue, gross margins and anticipated expense levels, as well as other statements including words such as “anticipate,” “believe,” “plan,” “estimate,” “expect” and “intend” and other similar expressions. All statements regarding the Company’s expected financial position and operating results, business strategy, financing plans, and forecast trends relating to our industry are forward-looking statements. These forward-looking statements are subject to business and economic risks and uncertainties, and our actual results of operations may differ materially from those contained in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in “Risk Factors” in Item 1.

Significant Events in 2004

      During the first and second quarters of 2004 a number of key events occurred that affected our business operations and business prospects and required significant senior management attention, including restatement of previously issued financial statements. Our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) resigned and were replaced by Harvey A. Wagner, Acting President & CEO, effective May 1, 2004 and Melvin L. Keating, Acting CFO, effective April 13, 2004. After these appointments, other management changes have been made, primarily involving terminations and promotions in financial and sales management.

      Internal Review. During the second quarter of 2004, we began an internal review of our historical accounting policies, practices and controls in preparation for our first quarter 2004 quarter-end closing and financial statement preparation under the new management team. Previously, on March 15, 2004, we had announced the need to restate and subsequently restated the third quarter of 2003 financial results. Our Audit Committee retained independent counsel to conduct a full investigation of our relationship with Infotech Network Group and the circumstances leading up to that restatement. As a result of this review, on May 13, 2004 we delayed reporting our first quarter 2004 Form 10-Q. Additionally, under the direction of our Board of Directors and with the advice of outside counsel and our independent registered public accounting firm, our new management conducted an internal review and investigation of prior periods to determine whether there were additional revisions to be made. As a result, we are amending and refiling our 2003 annual report on Form 10-K/ A to reflect restated financial results for 2003 and 2002 simultaneously with the initial filing of our Forms 10-Q for the periods ending March 31, and June 30, 2004.

      SEC Proceedings. In December 2003, we were notified by the US Securities and Exchange Commission (SEC) that it was conducting an informal inquiry into selected transactions completed in the third quarter of 2002. In March 2004, we voluntarily notified the SEC that we would restate our financial results for the unaudited third quarter of 2003; after this notification, the SEC informed us that its informal inquiry would be expanded to include our relationship with Infotech Network Group and would become a formal investigation. In April 2004, we received notice from the SEC of a formal order of investigation and subpoena. This investigation is ongoing.

      Legal Proceedings. Following our March restatement announcement, various shareholder class-action and derivative lawsuits have been filed against the Company, certain former officers and, in the case of certain of the lawsuits, against our independent directors. For a further description of the nature and status of these legal proceedings, see “Item 3 — Legal Proceedings.”

      Enhanced Financial Disclosure Controls. Our ongoing internal review includes an evaluation of our policies and procedures for disclosure and internal controls, corporate governance and other processes, in order to ensure the quality, consistency and timeliness of our financial information and reporting. We continue to invest financial resources in upgrading our financial reporting processes and capabilities, including hiring additional personnel, utilizing outside consultants and implementing new review processes. We plan to continue investing significant resources on this initiative and in preparation for additional reporting on internal controls as required by Section 404 of the Sarbanes-Oxley Act of 2002.

Overview

      Quovadx is a global software and services firm that has helped more than 20,000 enterprise customers worldwide develop, extend and integrate applications based on open standards. Quovadx serves companies in healthcare, financial services, telecommunications, the public sector, manufacturing, and life sciences. We believe that we have the opportunity to sell additional products into this large customer base.

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

      On September 19, 2003, Quovadx acquired the outstanding stock of CareScience, Inc. (“CareScience”). CareScience, Inc. is primarily a provider of care management services to hospitals and health systems. CareScience stockholders received a fixed exchange rate of $1.40 cash and 0.1818 shares of Quovadx common stock for each share of CareScience common stock they owned. The total purchase price for this acquisition was $30.1 million, including 2,415,900 shares of Quovadx common stock, cash of $4.7 million, net of cash acquired, and $2.3 million in merger-related costs.

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

      On March 15, 2004, we issued a press release announcing material revisions to our previously announced unaudited financial results for the third and fourth quarters of 2003. These revisions concern shipments to Infotech Network Group (“Infotech”), an Indian company, in the third and fourth quarters of 2003. The Company believed at the time of the shipments that collection of the receivable was probable due to the establishment of a credit line by Infotech that could be used for payment. After the shipments of software product, the Company has encountered unanticipated delays in obtaining payment from Infotech. Based on further analysis of Infotech’s ability to pay for the software purchased, the accounting for the revenue recognized has been revised from an accrual to a cash basis. As a result, we have materially restated our previously announced financial results for the third and fourth quarters of 2003 by the deletion of all revenue and commissions that had been recorded related to Infotech.

Restatement of Financial Statements for 2002 and 2003

      On March 15, 2004, the Company announced that it was restating its 2003 third quarter financial results to reverse all previously recorded revenue associated with Infotech Network Group. Subsequently, new management undertook a review of the Company’s historical accounting policies and practices. As a result of this review, additional accounting inaccuracies were detected affecting the Company’s financial results for the years ended December 31, 2003 and 2002 and the Company commenced an internal investigation under the direction of the Board of Directors. As a result of this investigation, the Company has restated its financial results for the years ending December 31, 2003 and 2002.

      The financial results for the years ended December 31, 2003 and 2002 have been restated to properly account for transactions that were previously inaccurately reflected in the Company’s financial results. The cumulative effect of these restated financial statements increased the previously reported net loss by $1,783,000 for the year ended December 31, 2003 and $655,000 for the year ended December 31, 2002. These inaccuracies (a) overstated software license revenues due to the timing of delivery of software products and the accounting for certain reseller relationships (b) overstated professional services revenues due to the timing of adjustments to estimates used in determining the recognition of revenue under the percentage of completion method and (c) understated the cost of professional services revenue due to the capitalization of software development costs without properly deducting the portion of the cost related to a professional services agreement with a customer. A detailed summary of the restatement is set forth below.

STATEMENT OF OPERATIONS

	2003	Restatement	2003
	As Previously Reported	Adjustments	As Restated

	(Amounts in thousands except per share data)
Revenues:
Software license	$21,228	$(958)	$20,270
Professional services	18,217	(705)	17,512
Recurring services	32,150		32,150

Total revenue	71,595	(1,663)	69,932

Costs and expenses:
Cost of revenue:
Software license	9,941	(91)	9,850
Professional services	13,811	211	14,022
Recurring services	20,989		20,989

Total cost of revenue	44,741	120	44,861

Gross Profit	26,854	(1,783)	25,071

Operating expenses:
Sales and marketing	17,785		17,785
General and administrative	12,742		12,742
Research and development	9,995		9,995
Amortization of acquired intangible assets	1,720		1,720

Total operating expenses	42,242		42,242

Loss from operations	(15,388)	(1,783)	(17,171)
Interest income, net	694		694

Net loss	$(14,694)	$(1,783)	$(16,477)

Loss per common share — basic and diluted	$(0.47)	$(0.05)	$(0.52)

Weighted average common shares outstanding — basic and diluted	31,407		31,407

STATEMENT OF OPERATIONS

	2002	Restatement	2002
	As Previously Reported	Adjustments	As Restated

	(Amounts in thousands except per share data)
Revenues:
Software license	$11,854	$(430)	$11,424
Professional services	22,459		22,459
Recurring services	29,345		29,345

Total revenue	63,658	(430)	63,228

Costs and expenses:
Cost of revenue:
Software license	5,458		5,458
Professional services	14,743	225	14,968
Recurring services	19,087		19,087

Total cost of revenue	39,288	225	39,513

Gross Profit	24,370	(655)	23,715

Operating expenses:
Sales and marketing	13,343		13,343
General and administrative	13,660		13,660
Research and development	7,209		7,209
Amortization of acquired intangible assets	2,307		2,307

Total operating expenses	36,519		36,519

Loss from operations	(12,149)	(655)	(12,804)
Gain on sale of assets	87		87
Goodwill impairment	(93,085)		(93,085)
Interest income, net	1,035		1,035

Net loss	$(104,112)	$(655)	$(104,767)

Loss per common share — basic and diluted	$(3.47)	$(0.02)	$(3.49)

Weighted average common shares outstanding — basic and diluted	29,987		29,987

      The restatement also decreased current assets by $800,000 and $0 at December 31, 2003 and 2002, respectively, and increased current liabilities by $978,000 and $330,000 at December 31, 2003 and 2002, respectively.

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

Revenue

      The Company recognizes revenue in accordance with the provisions of Statement of Position (“SOP”) 977-2, “Software Revenue Recognition,” as amended, and SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.”

      Our License agreements generally provide either that customers pay a license fee based on a specified number of instances of the software on the type of software modules licensed or pay a subscription fee for a set number of years. Customers that purchase licenses, under a perpetual license agreement, generally enter into renewable one-year maintenance agreements that entitle the customer to receive unspecified updates on the licensed software, error corrections and telephone support, generally for a fixed fee.

      The methodology the Company uses to recognize perpetual license software license and related services revenue is dependent on whether the Company has established vendor-specific objective evidence (“VSOE”) of fair value for the separate elements of a multiple-element agreement. If an agreement includes both license and service elements, the license fee is recognized on delivery of the software if the remaining services are not essential to the functionality of the software, the collection of the fees is probable, the fees are fixed and determinable, an agreement is signed and the Company has established VSOE of fair value for the remaining services. Revenue from the related services is recognized as the services are provided. When the related services are essential to the functionality of the base product, or when the Company has not established VSOE of fair value for the remaining services, the software license fees are deferred and the entire contract is recognized as the services are provided. Utilizing the criteria provided in SOP 97-2, we evaluate the vendor specific objective evidence for contracts to determine the fair value of elements delivered in situations where multiple element arrangements exist.

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

      We have estimated amounts for direct costs of our acquisitions, merger-related expenses, and liabilities related to our business combinations in accordance with Emerging Issues Task Force Issue 95-3, “Recognition of Liabilities in Connection with a Purchase Combination.” We also recorded significant acquisition-related restructuring charges, in connection with our abandonment of certain leased facilities acquired through our business combinations. The lease abandonment costs were estimated to include remaining lease liabilities offset by an estimate of sublease income. Estimates related to sublease costs and incomes are based on assumptions regarding the period required to sublease the facilities and the likely sublease rates. Materially different reported results would be likely if any of the stated costs or expenses were different from our estimations.

Software Development Costs

      Software development costs are required to be expensed until the point that technological feasibility of the product is established. Once technological feasibility is established, development costs are capitalized until the product has reached general availability. The establishment of technological feasibility and continuing evaluation of the recoverability of the capitalized software development costs requires management’s judgment with respect to the impact of external factors such as future revenue, estimated economic life and changes in software and hardware technologies. Capitalized software development costs are amortized on a straight-line basis over an estimated life, which is generally three years. The Company capitalizes internal and external labor costs incurred in developing the software once technological feasibility is attained. At December 31, 2003, the Company had $6.0 million of capitalized software development costs, net of amortization.

Results of Operations

      The following table sets forth financial data for the periods indicated as a percentage of revenue.

	Year Ended December 31,

	2003	2002	2001

	(Restated)	(Restated)
Revenue:
Software license	29.0%	18.1%	12.3%
Professional services	25.0	35.5	54.5
Recurring services	46.0	46.4	33.2

Total revenue	100.0	100.0	100.0

Cost of revenue:
Software license	14.1	8.6	4.6
Professional services	20.0	23.7	32.4
Recurring services	30.0	30.2	27.9

Total cost of revenue	64.1	62.5	64.9

Gross profit	35.9	37.5	35.1

Operating expenses:
Sales and marketing	25.4	21.1	17.0
General and administrative	18.2	21.6	19.9
Research and development	14.3	11.4	9.2
Amortization of acquired intangible assets	2.5	3.6	3.0

Total operating expenses	60.4	57.7	49.1

Loss from operations	(24.5)	(20.2)	(14.0)
Gain on sale of assets	—	0.1	—
Goodwill impairment	—	(147.2)	—
Interest income, net	1.0	1.6	5.9

Net loss	(23.5)%	(165.6)%	(8.1)%

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

      Total Revenue. Total revenue increased $6.7 million, or 11%, to $69.9 million for the year ended December 31, 2003 from $63.2 million for the year ended December 31, 2002. The Company experienced an increase of $8.8 million, or 77.4%, in revenue generated from its license segment to $20.3 million primarily due to the Company’s planned focus on software license revenue. The addition of CareScience and Rogue Wave in 2003 increased license revenue by $1.4 million and $1.9 million, respectively. We expect our license revenue to increase with our continued focus on the license segment and penetration into new vertical markets. Revenue derived from the recurring revenue segment increased $2.8 million, or 10%, to $32.2 million primarily due to the acquisitions of CareScience and Rogue Wave, which added $1.0 million and $0.5 million, respectively, for the twelve months ended December 31, 2003. Additionally, increased license sales in 2003 led to increased maintenance revenue in 2003. Revenue from the professional services segment decreased $4.9 million, or 22%, in the year ended December 31, 2003. As we complete existing contracts, we are shifting away from large, highly competitive, stand alone professional services engagements, and are concentrating on services that are associated with software license sales. Partially offsetting this decrease was the addition of CareScience, which added $1.8 million of services revenue in the year ended December 31, 2003.

      Cost of revenue. Cost of revenue increased $5.3 million, or 14%, to $44.9 million for the year ended December 31, 2003 from $39.5 million in 2002. Cost of revenue for the license segment increased 80% or

$4.4 million to $9.9 million for the year ended December 31, 2003 from $5.5 million for the year ended December 31, 2002 due to an increase in software amortization of $1.4 million in 2003 over 2002 and increased royalty expenses of $3.2 million. The addition of CareScience and Rogue Wave added $667,000 and $94,000, respectively, of license-related costs in 2003. Recurring revenue costs increased 10% to $21.0 million primarily due to increased royalty expense on maintenance revenue, which, increased $900,000 from 2002 to 2003. The addition of Rogue Wave for $92,000 and CareScience for $722,000 increased costs related to recurring revenue in the year ended December 31, 2003. Cost of revenue from the professional services segment decreased $0.9 million due to a decline in headcount in the Company’s professional services segment from 78 in 2002 to 66 in 2003. Offsetting this decrease was the addition of CareScience and its services cost of revenue of $985,000 in 2003.

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

      Research and development. Research and development expense increased $2.8 million, or 39%, to $10 million for the year ended December 31, 2003 from $7.2 million for the year ended December 31, 2002. The increase in research and development expense is mainly due to the acquisitions of CareScience and Rogue Wave, which increased the headcount from 71 at December 31, 2002 to 115 at December 31, 2003 and added $0.9 million in research and development costs for the year ended December 31, 2003. The Company capitalized $3.3 million of software development costs in 2003. As a percentage of revenue, research and development expenses increased 3% from 11% for the twelve months ended December 31, 2002 to 14% for the twelve months ended December 31, 2003.

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

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

      Total Revenue. Total revenue increased $11.0 million, or 21%, to $63.2 million for the year ended December 31, 2002 from $52.2 million for the year ended December 31, 2001. The Company experienced an increase of $5.0 million, or 78%, in revenue generated from its software license segment due to the Company’s focus of its sales and marketing efforts on increased software sales. Revenue derived from the recurring revenue segment increased $12.0 million, or 69%, to $29.3 million primarily due to an increase in the Company’s outsourcing revenue, which was acquired in the Healthcare.com acquisition. Additionally, revenue from the transaction processing and maintenance businesses increased in 2002 over 2001. Revenue from the professional services segment decreased $6.0 million, or 21%, due to certain professional services projects winding down in 2002. Professional services revenue in 2001 was offset by a $0.9 million charge from the amortization of a deferred warrant charge, which relates to the fair value of the warrants issued to MedUnite in connection with a software license and services agreement signed in the fourth quarter of 2000.

      Cost of revenue. Cost of revenue, including software amortization, increased $5.6 million, or 16%, to $39.5 million for the year ended December 31, 2002 from $33.9 million in 2001. Software amortization increased $3.4 million over the twelve months ended December 31, 2002 primarily due to an increase in the Company’s capitalized software balance from the continued development of the Company’s software products and a full year of amortization in 2002 compared to a partial year in 2001 related to software acquired in the Healthcare.com and Confer acquisitions. Partially offsetting the 2002 increase in cost of revenue expense was a decrease in expenses related to Advica. Certain assets of the subsidiary were sold in March 2002. As a percentage of revenue, cost of revenue decreased from 65% for the twelve months ended December 31, 2001 to 62% for the twelve months ended December 31, 2002. Gross margins may increase over time based on the shift in revenue to higher margin software license revenue.

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

      Research and development. Research and development expense increased $2.4 million, or 50%, to $7.2 million for the year ended December 31, 2002 from $4.8 million for the year ended December 31, 2001. The increase in research and development expense reflects an increase in headcount to support the continued development of our software and adaptive applications. As a percentage of revenue, research and development expenses increased 2% from 9% for the twelve months ended December 31, 2001 to 11% for the twelve months ended December 31, 2002. The Company capitalized $3.5 million of software development costs in 2002.

      Amortization of acquired intangibles. In accordance with the adoption of Financial Accounting Standard (SFAS) No. 142 Goodwill and Other Intangible Assets, the Company did not record amortization expense related to goodwill for acquisitions entered into after July 1, 2001 and for all acquisitions as of January 1, 2002. The adoption of SFAS No. 142 had the effect of increasing amortization expense in 2002 from 2001 by $722,000. This decrease was more than offset by an increase in the amortization of intangible assets as a result of a full year of amortization for the Company’s 2001 acquisitions and additional intangible assets recorded in the acquisition of Outlaw in 2002.

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

      Gain on sale of assets. The gain on the sale of assets resulted from the sale of certain assets of the Advica subsidiary to Royal for $475,000 in cash and a minority interest in Royal. The Company recorded a gain on the sale of assets of $87,000 in the first quarter of 2002.

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

Liquidity and Capital Resources

      We have historically financed our operations through a combination of private sales of common and convertible preferred stock, issuances of convertible promissory notes and public sales of common stock. Since our IPO in February 2000, we have financed our operations and acquisitions with the proceeds of that offering and cash obtained in acquisitions.

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

      In the fourth quarter of 2003, the Company prepaid $0.9 million to Infotech Network Group (“Infotech”) for professional services. In March 2004, the Company paid Infotech an additional $2.0 million prepayment for professional services. Payments totaling $1.6 million were written off in the first quarter of 2004 because the recoverability of the asset is uncertain due to the deterioration of the Company’s relationship with Infotech and their inability to provide assurances that it can deliver those services in the future.

      Net cash used in operating activities was $7.3 million in 2003, $10.3 million in 2002 and $4.6 million in 2001. The decrease in net cash used in operating activities in 2003 compared to 2002 is mainly due to an increase in the accounts payable balance from December 31, 2002 to December 31, 2003. The increase in net cash used in operating activities in 2002 compared to 2001 is primarily attributable to the increase in net losses.

      Net cash provided by (used in) investing activities was ($1.7) million in 2003, ($14.5) million in 2002 and $20.7 million in 2001. Net cash used in investing activities in 2003 decreased primarily due to the acquisitions of CareScience and Rogue Wave partially offset by net sales of short-term investments. The decrease in net cash used in investing activities in 2002 was primarily related to net short-term securities purchases of $7.9 million and the purchase and capitalization of software of $3.5 million. The net cash provided by investing activities in 2001 is primarily attributable to the net sales of short-term investments of $32.5 million.

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

      Commitments. In August 2003, the Company established a line of credit with a commercial bank that allowed the Company to borrow up to $4.0 million. On December 9, 2003, the Company reduced the line of credit to $3.1 million. The line of credit was secured by the Company’s assets exclusive of intellectual property assets, and was guaranteed by two of our subsidiaries. At December 31, 2003, the Company had no outstanding borrowings under the revolving line of credit. The line of credit was subject to financial covenants, including a minimum cash requirement, restrictions on mergers and acquisitions, obtaining additional indebtedness and dividends.

      The Company’s cash and cash equivalents balances are expected to be sufficient to meet its anticipated liquidity needs for working capital and capital expenditures for the next 12 months. At July 31, 2004, the Company’s cash and cash equivalents balance was $17.4 million. The Company has reduced its workforce and reducing other costs as part of a focused effort to better align total costs of doing business with a revenue stream and to preserve cash. If additional capital resources were required for working capital or to grow our business internally, we may seek other financing arrangements; however, we cannot be assured that any financing arrangements would be available in amounts or on terms acceptable to us in the future.

      The following table highlights, as of December 31, 2003, our contractual obligations and commitments to make future payments by type and period:

			2005 &	2007 &	2009 &
	Total	2004	2006	2008	thereafter

	(Dollars in thousands)
Operating leases	$13,141	$5,059	$5,253	$1,374	$1,455
Royalty payments(1)	416	250	166	—	—

	$13,557	$5,309	$5,419	$1,374	$1,455

(1)	In connection with a software purchase in September 2003, the company has minimum royalty payments of $500,000 over two years.

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

      We incurred losses for the years ended December 31, 2003, 2002 and 2001. As of December 31, 2003, we had an accumulated deficit of $157 million. Since our IPO in February of 2000, we have funded our business primarily from the cash generated from the sale of our stock and cash flow from operations. We expect to continue to incur significant sales and marketing, research and development and general and administrative expenses that may exceed our revenue. As a result, we may experience losses and negative cash flows in the future. Failure to achieve and maintain profitability may cause our stock price to decline and impair our business and financial prospects.

We face risks related to a formal investigation being conducted by the SEC.

      We have been cooperating with the SEC with respect to a formal order of investigation and subpoena regarding certain transactions in 2002 and 2003. Cooperation with the SEC in its investigation and our own related internal investigation has required, and likely will continue to require, significant management attention and accounting and legal resources, which could adversely affect our business, results of operations and cash flows. In addition, negative developments or publicity with respect to such an investigation could cause our stock price to decline significantly. We cannot predict the outcome of the investigation. If the SEC finds wrongdoing on our part, a financial or administrative penalty may be imposed which could jeopardize our financial viability. In addition, such findings could provide basis for additional lawsuits.

We face risks related to the class action and derivative lawsuits.

      Recently, certain former officers, independent directors and the Company have been named defendants in various class action and derivative lawsuits. The findings and outcome of the SEC investigations may affect these pending lawsuits. Under Delaware law, our charter and bylaws, we are generally obligated to indemnify our directors and officers who are named defendants in any of these lawsuits and advance legal fees and costs. We are unable to estimate our liability in these matters and we may be required to pay judgments or settlements and incur expenses in aggregate amounts that could have a materially adverse effect on our business, financial condition, results of operations and cash flows.

      We currently have director and officer liability insurance that may pay a portion or all of the legal fees and costs incurred in defending against claims, settlement amounts, or, damages awarded. However, if the plaintiffs are successful, we may not have sufficient insurance to cover the judgment or our insurers may deny coverage.

      For a further description of the nature and status of these legal proceedings see, “Item 3 — Legal Proceedings.”

Our investors, customers, suppliers, current employees and prospective employees may react adversely to the restatement of our historical financial statements and our ability to file in a timely manner all of our SEC filings.

      Our future success depends largely upon the support of our customers, suppliers, employees, prospective employees and investors. The restatement of our historical financial statements and our inability to file on a timely basis all of our SEC filings has resulted in negative publicity about us, has resulted in The Nasdaq Stock Market investigating delisting of our stock, and may continue to have a negative impact on the market price of our common stock. The restatement of our historical financial statements and our inability to file SEC filings in a timely manner could cause some of our customers or potential customers to refrain from purchasing or defer decisions to purchase our products and services. Additionally, current or potential suppliers may re-examine their willingness to do business with us, to develop critical interfaces to our products or to supply products and services if they lose confidence in our ability to fulfill our commitments. Employees and prospective employees may factor in these uncertainties relating to our stability and the value of any equity-based incentives in their decisions regarding employment opportunities and decide to leave our employ. Any of these losses could have a material adverse effect on our financial and business prospects.

We have made changes to our senior management team, diverting attention from strategic planning and business operations that could negatively affect our results of operations.

      In April 2004 we replaced our chief executive officer and chief financial officer; in May we replaced our executive vice president of sales. It may take some time for this new management team to develop strong working relationships, re-establish momentum in sales efforts, and to execute our strategic plan and operating plan. In addition, new management’s ability to complete this process has been and continues to be hindered by its need to spend significant time and effort dealing with internal and external investigations, enhancing corporate governance procedures, strengthening reporting lines and reviewing internal controls. We cannot give assurance that this restructuring of the senior management team, and the accompanying distractions, will not adversely affect our results of operations.

We may encounter significant employee turnover that could reduce our ability to sell, deliver, and support future commitments.

      Due to concerns related to our restatements, late SEC filings, possible Nasdaq delisting and shareholder litigation, we could encounter a significant increase in departures of key employees from the Company. While we are taking steps to support employee retention, there can be no assurances that key employees will not leave the Company for other jobs thus impairing our ability to meet commitments and sustain revenue.

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

      We have invested significant financial and management resources in reorganizing and enhancing our software sales effort. These efforts have been expensive and they have required, and we expect will continue to require, considerable executive management time and oversight, thus diverting resources from other aspects of our business. If for any reason this strategy is not successful, and we do not achieve increased software sales as anticipated, then our stock price will decline, and our business prospects and financial condition will be adversely affected.

We operate in an industry with rapidly changing technology and, if we do not successfully modify our products to incorporate new technologies or introduce new products, our sales will suffer.

      The software market in which we compete is characterized by (1) rapid technological change, (2) frequent introductions of new products, (3) changing customer needs and (4) evolving industry standards. To keep pace with technological developments, evolving industry standards and changing customer needs, we must support existing products and develop new products. We may not be successful in developing, marketing and releasing new products or new versions of our products that respond to technological developments, evolving industry standards or changing customer requirements. Further, we may face significant competition from open source software offerings, provided to users on a no-charge basis. We may also experience difficulties that could delay or prevent the successful development, introduction and sale of these enhancements. In addition, these new products or enhancements may not adequately meet the requirements of the marketplace and may not achieve any significant degree of market acceptance. If release dates of any future products or enhancements are delayed, or if these products or enhancements fail to achieve market acceptance when released, our business, operating results and financial condition could be materially adversely affected. In addition, new products or enhancements by our competitors and open source offerings may cause customers to defer or forego purchases of our products, which could have a material adverse effect on our business, financial condition and results of operations.

The market for solutions utilizing business process management and application integration software may not grow as quickly as we anticipate, which would cause our revenue to fall below expectations.

      The market for business process management and integration software is evolving. We earn a substantial portion of our revenue from sales of solutions that utilize our business process management software, application integration software, and related services. We expect to earn a large percentage of our revenue in the future from sales of these products and services. Our future financial performance will depend on continued growth in the number of organizations demanding software and services for business process management and application integration, requiring information delivery, and seeking outside vendors to develop, manage and maintain this software for their critical applications. Many of our potential customers have made significant investments in internally developed systems and would incur significant costs in switching to our products, which may substantially inhibit the growth of our software. If the market fails to grow, or grows more slowly than we expect, our sales will be adversely affected. In addition, a weakening global economy or diverted focus of information technology departments on issues related to regulatory compliance may lead to longer sales cycle and slower sales growth.

We face saturated or diminishing markets for some of our key products.

      Our primary Enterprise Application Integration product offering is sold primarily to the hospital market, and this market is close to saturation, and therefore revenues may decrease within this market segment. In addition, the primary development tools sold by our Rogue Wave division target the C++ programming language, which is diminishing in usage when compared with other programming languages such as Java. We expect that the revenues for these tools may decline over time.

We may be immediately delisted from Nasdaq if we cannot meet the more stringent criteria Nasdaq recently established for our continued listing.

      We failed to timely file our first quarter 2004 Form 10-Q with the SEC and Nasdaq. As a result, the Nasdaq Stock Market initiated delisting procedures. On August 9, 2004, Nasdaq informed us that we had been granted an exception to their continued listing standards. However, our continued listing depends on our ability to timely file all periodic reports for reporting periods ending on or before September 30, 2005, and we will not be able to request an automatic extension to prolong the deadline. If we are late in making any filing during that period, we may be delisted immediately with no right to a hearing or appeal. Additionally, we must continue to meet all other continued listing requirements; or failure to do so may result in a notice of delisting to which we would be able to request a hearing. Our continued delisting vulnerability may result in further loss of investor confidence, loss of analyst coverage and depression of our stock price, which could have a material adverse affect on our business and financial prospects.

Our public stock price has fallen substantially and may fall further, negatively impacting its investment desirability.

      Since the disclosure of our restatement of financial statements and the formal investigation by the SEC, our stock price has been trading well below the $5.00 per share minimum that many institutional investors are prohibited from buying. We have no assurance that the stock price will rise upon our successful resolution of our delayed SEC filings. These factors may have contributed to reducing the trading activity in our stock and could further reduce the investment quality of our stock.

We have risk in sustaining professional service revenue in our markets.

      Professional services is a very competitive market that is highly dependent on the quality of our staff and service image. We face much larger competitors in this market segment who have considerably more resources to draw from than we have. As a result, the loss of key employees is a risk factor in this business that is affected by our current restatement issues. These issues also impact our service image to present and prospective customers and could cause contract delays. Possible employee turnover, and declining revenue in this market segment may cause us to have an image problem that makes closing large contracts for services more difficult. Consequently, professional services revenue may continue to decline for the Company.

Several segments of our business rely on the effectiveness of channel partners and third-party influencers to help achieve revenue goals. If we fail to increase and maintain our channel relationships, our business may suffer.

      Relationships with established channel partners are critical to our success. These relationships include independent software vendor (ISV), distributor, co-marketer and system integrator relationships. To date, we have established a number of these relationships and we rely on these partners’ ability to assist us in generating increased acceptance and use of our applications, services, and product offerings. The other parties to these relationships may not view these relationships with us as significant to their own business, and they may reassess their commitment to us or decide to compete directly with us in the future. We generally do not have agreements that prohibit them from competing against us directly or from contracting with our competitors. Additionally, we cannot guarantee that any such party will perform its obligations as agreed or contemplated or that we would be able to specifically enforce any agreement with it.

We are subjected to many risks because our business is dependent on our intellectual property rights.

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

      We rely on third parties for technology in our products. We depend upon third-party suppliers and licensors to provide software that is incorporated in certain of our products and the products that we distribute. We have no control over the scheduling and quality of work of these third-party software suppliers and licensors. Additionally, the third-party software may not continue to be available to us on commercially reasonable terms, or at all. Our agreements to license certain third-party software will terminate after specified dates unless they are renewed. In the event we were to have a dispute with a third party regarding our rights under an agreement, the third party may have the right to terminate our use of such software and/or obtain damages. We expect to sell multiple products to the same customers and problems with the third party technology in one product may adversely affect sales of other products to the same customer.

      Certain products include so called “open source” software. In some cases open software imposes on us certain requirements to license others both the open source software as well as software that relates to, or interacts with, or is a derivative work of open source software. These open source license terms may be ambiguous and may result in unanticipated obligations regarding our products, including the obligation to make source code available. Because open source software is generally available, it cannot be protected as a trade secret and competitors and others would have access to such software and the right to modify or distribute such software. Also, in many instances where we obtain open source software, we would not be able to determine if the provider of such code has legal right to provide such code to the company on the open source license terms.

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

If our application and transaction hosting services suffer interruptions, our business and reputation could be harmed.

      In the past, our customers have experienced some interruptions with our application and transaction hosting services. Similar interruptions may continue to occur from time to time. These interruptions could be due to hardware and operating system failures. We currently process customer applications, transactions and data at our facilities in Albuquerque, New Mexico and Philadelphia, Pennsylvania as well as in a third-party hosting facility in California. Although we have safeguards for emergencies in each location, we do not have fully operational procedures for information processing facilities if either primary facility is not functioning. The occurrence of a major catastrophic event or other system failure at any of these facilities could interrupt data processing or result in the loss of stored data. In addition, we depend on the efficient operation of Internet connections from customers to our systems. These connections, in turn, depend on the efficient operation of web browsers, Internet service providers and Internet backbone service providers, all of which have had periodic operational problems or experienced outages. Any system delays, failures, or loss of data, whatever the cause, could reduce customer satisfaction with our applications, services and product offerings.

      We expect a portion of our recurring revenue to be derived from customers who use our application and transaction hosting services. As a result, our business will suffer if we experience frequent or long-term system interruptions that result in the unavailability or reduced performance of our hosting service. We expect to experience occasional temporary capacity constraints due to sharply increased traffic, which may cause unanticipated system disruptions, slower response times, impaired quality, and degradation in levels of customer service. If this were to happen on more than an occasional and temporary basis, our business and reputation could be seriously harmed.

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

Because we provide software used within medical management processes, we may be liable for the denial of payments for medical claims or medical services.

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

Benefits expected from our recent acquisitions may not be realized.

      The benefits of the merger may not be realized and could have a material adverse effect on the combined business and results of operations because of the following challenges:

•	incorporating technology and products into Quovadx product offerings;

•	preserving the acquired technical knowledge within the engineering organization;

•	coordinating the efforts of the Rogue Wave and CareScience sales organizations with Quovadx sales organization;

•	maintaining momentum in the sales growth of Rogue Wave and CareScience’s product offerings;

•	realizing anticipated cost savings in a timely manner; and

•	incurring unanticipated expenses related to the integration of the acquisitions and Quovadx.

Expenses related to the recent acquisitions could adversely affect the Company’s combined financial results.

      Quovadx has incurred direct transaction costs in connection with the acquisitions of $6.9 million. If Quovadx does not achieve the expected benefits of the merger, the combined company’s financial results, including earnings per share, could be adversely affected.

Item 8.	Consolidated Financial Statements and Supplementary Data

      For a discussion of the information required by this item, you should refer to pages F-1 through F-27 and S-1.

Item 9A.	Controls and Procedures

      As described in Item 1, beginning in April 2004, the Company’s acting chief executive officer and acting chief financial officer have conducted a review of the Company’s accounting practices and policies and of the Company’s prior period results. This review included an evaluation of disclosure controls and procedures, and internal controls and procedures, applicable to the period covered by and existing through the filing of this periodic report. Based on that review, the Company’s acting chief executive officer and acting chief financial officer have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information the Company is required to disclose in its reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported accurately. As noted below, however, in light of the restatements that new management determined were required in the periods ending on and prior to December 31, 2003, our acting chief executive officer and acting chief financial officer have identified weaknesses in our internal controls that existed during periods prior to December 31, 2003.

      As more fully described elsewhere in this Form 10-K/A, we postponed the release of our financial results for the quarter ended March 31, 2004. On March 15, 2004 we announced that we would delay the filing of our annual report on Form 10-K for the year ended December 31, 2003 to restate our 2003 third quarter financial results and revise our previously announced preliminary 2003 fourth quarter and full year financial results. On April 12, 2004 we announced the resignation of the company’s President and Chief Executive Officer and of the Chief Financial Officer. On May 13, 2004, we announced that new management had identified certain issues that might further affect our 2003 financial statements. Additionally, we announced that the company was conducting a review of past accounting practices. During the course of our review, and with the assistance of our independent registered public accounting firm, we determined that the accounting with respect to certain prior period transactions required adjustments. As a result, we have restated our consolidated financial statements for the years ended December 31, 2003 and 2002.

      In connection with our restatements, we and our independent registered public accounting firm identified and reported to our audit committee significant internal control matters that collectively constitute “material weaknesses.” These internal control matters, any one or more of which may individually or together constitute a material weakness, include: inadequate management level controls; inadequate credit screening procedures and controls; inadequate shipping procedures and controls; inadequate procedures for adding new products to the products available for sale; inadequate controls over the price book and inadequate procedures for establishing revenue recognition on services.

      Beginning in April 2004, through the filing date of this report, we have begun to implement changes to address these internal control weaknesses. These measures include the following:

•	We have hired a new Acting President and Chief Executive Officer and a new Acting Chief Financial Officer who have expertise in financial controls and reporting, to improve the overall quality and level of experience in our finance and accounting organization.

•	We have implemented a Code of Business Conduct and Ethics. We have communicated to senior management and all employees the importance of these requirements, which each has acknowledged, and will be conducting training.

•	We have implemented a formal whistle blower reporting system through a third party provider to enable employees to identify potential concerns or ethical issues on an anonymous basis. We have communicated to employees the availability of this system and are conducting training on this system.

•	We are in the process of making changes to our shipping procedures to provide more detailed information regarding product shipments. We have completed these changes in our Rogue Wave Software division and have nearly completed them in our Integration Solution division; no changes are required in the CareScience division which licenses on an ASP basis.

•	We are in the process of making changes in our procedures for verifying the creditworthiness of prospective customers.

•	We have made changes to procedures for estimating fees and establishing revenue recognition on our services work.

•	We are initiating additional training of our sales organizations regarding revenue recognition rules.

      We plan to take additional steps to strengthen our internal controls, including formation of a multidisciplinary price book committee that will control new product introductions and determine legal and accounting requirements for all products; implementation of processes to improve communication among our various functional groups during the transaction approval and contract negotiation phases; and improved operating controls and reporting processes.

      We also note, however, that a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, our control systems as we develop them may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

      In connection with the Company’s efforts to comply in 2004 with Section 404(a) of the Sarbanes-Oxley Act, we have retained an independent risk consulting firm to assist with the documentation, analysis and testing. We expect that in response to their findings we will implement changes in internal controls and procedures and that additional changes will be made on an ongoing basis as business needs require.

      The improvements described above have all been made subsequent to the period ended December 31, 2003, and there have been no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. No significant changes were made in the Company’s internal controls during the quarters ended December 31, 2003 and March 31, 2004.

      Appearing as exhibits to this report are the certifications of our acting chief executive officer and acting chief financial officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002. The disclosures set forth in this Item 9A contain information concerning the evaluation of our disclosure controls and procedures, and changes in internal control over financial reporting, referred to in paragraphs 4(c) and (d) of the certifications. This Item 9A should be read in conjunction with the certifications for a more complete understanding of the topics presented.

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

      (b) Reports on Form 8-K. During the quarterly period ended December 31, 2003, the Company filed the following reports on Form 8-K:

•	On October 22, 2003, the Company filed a Current Report on Form 8-K under Items 7 and 12 to furnish our press release announcing our financial results for the quarter ended September 30, 2003.

•	On November 4, 2003, the Company filed a Current Report on Form 8-K under Item 5 regarding the announcement of the execution of the Agreement and Plan of Merger with Rogue Wave Software, Inc.

•	On December 22, 2003, the Company filed a Current Report on Form 8-K under Item 2 to regarding the consummation of the transactions contemplated under the Agreement and Plan of Merger with Rogue Wave Software, Inc.

      (c) Index to Exhibits

Exhibit
Number	Description of Document

23	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Acting Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Acting Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

Exhibit
Number		Description of Document

32	.1*	Certification of Acting Chief Executive Officer of the Registrant pursuant to Rule 13a-14(b) and Rule 15d-14(b), promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.
32	.2*	Certification of Acting Chief Financial Officer of the Registrant pursuant to Rule 13a-14(b) and Rule 15d-14(b), promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.

*	This certification is furnished to, but not filed, with the Commission. This certification shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Registrant specifically incorporates it by reference.

      (d) Financial Statement Schedule. See Item 15(a) above.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Englewood, State of Colorado, on this 16th day of August, 2004.

QUOVADX, INC.

BY:	/s/ HARVEY A. WAGNER

Harvey A. Wagner
Acting President and Chief Executive Officer

POWER OF ATTORNEY

      KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Harvey A. Wagner and Melvin L. Keating, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ HARVEY A. WAGNER Harvey A. Wagner	Director, and Acting President and Chief Executive Officer (Principal Executive Officer)	August 16, 2004

/s/ MELVIN L. KEATING Melvin L. Keating	Acting Chief Financial Officer (Principal Financial and Accounting Officer)	August 16, 2004

/s/ JEFFREY M. KRAUSS Jeffrey M. Krauss	Chairman of the Board	August 16, 2004

/s/ FRED L. BROWN Fred L. Brown	Director	August 16, 2004

/s/ J. ANDREW COWHERD J. Andrew Cowherd	Director	August 16, 2004

/s/ JAMES B. HOOVER James B. Hoover	Director	August 16, 2004

/s/ CHARLES J. ROESSLEIN Charles J. Roesslein	Director	August 16, 2004

/s/ JAMES A. GILBERT James A. Gilbert	Director	August 16, 2004

QUOVADX, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

      As discussed in Note 1 to the financial statements, on January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” and changed its method of accounting for goodwill.

      As discussed in Note 2 to the financial statements, the Company has restated its financial statements for the years ended December 31, 2003 and 2002.

/s/ ERNST & YOUNG LLP

Denver, Colorado

February 10, 2004,
except for Notes 1, 2, 6 and 7, as to which the date is
August 12, 2004

QUOVADX, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,

	2003	2002

	(In thousands, except share
	and per share amounts)
	(Restated)	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$23,688	$31,244
Short-term investments	—	16,377
Accounts receivable, net of allowance of $2,765 and $2,370, respectively	17,593	10,980
Unbilled accounts receivable	3,465	5,571
Other current assets	4,304	1,904

Total current assets	49,050	66,076
Property and equipment, net	6,291	5,326
Software, net	28,876	20,240
Other intangible assets, net	17,735	6,266
Goodwill	48,015	—
Other assets	5,223	6,476

Total assets	$155,190	$104,384

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,953	$1,288
Accrued liabilities	15,881	6,007
Unearned revenue	19,066	8,571

Total current liabilities	42,900	15,866
Deferred revenue	315	2,225

Total liabilities	43,215	18,091

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding	$—	$—
Common stock, $0.01 par value; 100,000,000 shares authorized; 38,938,134 and 30,176,159 shares issued and outstanding, respectively	389	302
Additional paid-in capital	269,011	226,685
Unearned compensation	(385)	—
Accumulated other comprehensive income	131	—
Accumulated deficit	(157,171)	(140,694)

Total stockholders’ equity	111,975	86,293

Total liabilities and stockholders’ equity	$155,190	$104,384

      The accompanying notes are an integral part of these consolidated financial statements.

QUOVADX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2003	2002	2001

	(In thousands, except per share amounts)
	(Restated)	(Restated)
Revenue:
Software license	$20,270	$11,424	$6,416
Professional services	17,512	22,459	28,449
Recurring services	32,150	29,345	17,315

Total revenue	69,932	63,228	52,180

Cost of revenue:
Software license	9,850	5,457	2,415
Professional services	14,022	14,969	16,930
Recurring services	20,989	19,087	14,579

Total cost of revenue	44,861	39,513	33,924

Gross profit	25,071	23,715	18,256

Operating expenses:
Sales and marketing	17,785	13,343	8,850
General and administrative	12,742	13,660	10,399
Research and development	9,995	7,209	4,792
Amortization of acquired intangible assets	1,720	2,307	1,585

Total operating expenses	42,242	36,519	25,626

Loss from operations	(17,171)	(12,804)	(7,370)
Gain on sale of assets	—	87	—
Goodwill impairment	—	(93,085)	—
Interest income, net	694	1,035	3,101

Net loss	$(16,477)	$(104,767)	$(4,269)

Net loss per common share — basic and diluted	$(0.52)	$(3.49)	$(0.20)

Weighted average common shares outstanding — basic and diluted	31,407	29,987	21,308

      The accompanying notes are an integral part of these consolidated financial statements.

QUOVADX, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock
			Additional	Unearned	Accumulated Other	Accumulated
	Shares	Amount	Paid-in Capital	Compensation	Comprehensive Income	Deficit	Total

	(In thousands)
Balance at January 1, 2001	16,408	$164	$124,990	$(657)	$—	$(31,658)	$92,839
Net loss and comprehensive loss	—	—	—	—	—	(4,269)	(4,269)
Common stock warrant exercises	1,023	10	(10)	—	—	—	—
Shares issued for acquisitions	11,496	115	95,191	—	—	—	95,306
Stock option exercises and issuances under employee stock purchase plan	761	8	4,543	—	—	—	4,551
Stock compensation	—	—	34	426	—	—	460

Balance at December 31, 2001	29,688	297	224,748	(231)	—	(35,927)	188,887
Net loss and comprehensive loss (Restated)	—	—	—	—	—	(104,767)	(104,767)
Shares issued for acquisitions	139	1	919	—	—	—	920
Stock option exercises and issuances under employee stock purchase plan	349	4	1,018	—	—	—	1,022
Stock compensation	—	—	—	231	—	—	231

Balance at December 31, 2002 (Restated)	30,176	302	226,685	—	—	(140,694)	86,293
Net loss (Restated)	—	—	—	—	—	(16,477)	(16,477)
Currency translation adjustment	—	—	—	—	131	—	131

Comprehensive loss (Restated)							(16,346)
Shares issued for acquisitions	8,072	81	41,014	—	—	—	41,095
Stock option exercises and issuances under employee stock purchase plan	690	6	1,312	—	—	—	1,318
Deferred compensation from options exchanged in acquisition	—	—	—	(385)	—	—	(385)

Balance at December 31, 2003 (Restated)	38,938	$389	$269,011	$(385)	$131	$(157,171)	$111,975

      The accompanying notes are an integral part of these consolidated financial statements.

QUOVADX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2003	2002	2001

	(In thousands)
	(Restated)	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(16,477)	$(104,767)	$(4,269)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	9,715	8,673	6,099
Amortization of acquired intangible assets	1,720	2,307	1,585
Goodwill impairment	—	93,085	—
Gain on sale of assets	—	(87)	—
Charge related to issuance of warrants	—	—	876
Provision for losses on accounts receivable	82	474	97
Loss on impairment and disposal of assets	—	—	503
Stock compensation expense	—	231	460
Other operating activities	—	—	386
Change in assets and liabilities (net of assets and liabilities acquired) Accounts receivable	(559)	(4,456)	1,234
Unbilled accounts receivable	1,128	2,245	(4,167)
Other assets	618	204	(609)
Accounts payable	5,525	(477)	(1,995)
Accrued liabilities	(6,046)	(6,445)	(7,629)
Deferred and unearned revenue	(2,981)	(1,285)	2,821

Net cash used in operating activities	(7,275)	(10,298)	(4,608)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,971)	(1,457)	(2,892)
Purchased and capitalized software	(3,557)	(3,508)	(1,903)
Business acquisitions, net of cash acquired	(12,585)	(1,633)	(6,784)
Purchase of short-term investments	(33,720)	(63,805)	(8,000)
Sale of short-term investments	50,097	55,884	40,544
Other investing activities	—	9	(300)

Net cash (used in) provided by investing activities	(1,736)	(14,510)	20,665

CASH FLOW FROM FINANCING ACTIVITIES
Principal payments on debt and capital leases	—	—	(2,960)
Proceeds from issuance of common stock	1,318	1,022	4,551
Other financing activities	—	—	63

Net cash provided by financing activities	1,318	1,022	1,654

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	137	—	—

Net (decrease) increase in cash and cash equivalents	(7,556)	(23,786)	17,711
Cash and cash equivalents at beginning of period	31,244	55,030	37,319

Cash and cash equivalents at end of period	$23,688	$31,244	$55,030

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS
Issuance of common stock in business acquisitions	$41,095	$920	$95,306

      The accompanying notes are an integral part of these consolidated financial statements.

QUOVADX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three years ended December 31, 2003, 2002, and 2001

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

Restatement of Financial Statements for 2003 and 2002

      On March 15, 2004, the Company announced that it was restating its 2003 third quarter financial results to reverse all previously recorded revenue associated with Infotech Network Group (“Infotech”) as further described in Note 9. As a result of this restatement, the Audit Committee retained independent counsel to conduct a full investigation of the Infotech relationship. Additionally, the Company, in conjunction with new management and under direction of the Board of Directors, undertook a review of all historical accounting policies and practices. As a result of this subsequent review, additional accounting inaccuracies were identified affecting the Company’s financial results for the years ended December 31, 2003 and 2002. Accordingly the Company has restated its historical financial results for the years ending December 31, 2003 and 2002. This restatement is described in Note 2.

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

QUOVADX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

QUOVADX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Major Customers

      The Company had the following customers, which accounted for greater than 10% of revenue in any of the years ended December 31, 2003, 2002 and 2001:

	Year Ended December 31,

Customer	2003	2002	2001

	(Restated)	(Restated)
A	20%	22%	9%
B	—	11%	14%
C	4%	7%	31%

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

QUOVADX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Capitalized Software Costs

      Capitalized software costs consist of purchased software, capitalized software development costs, and software acquired through acquisitions. Purchased software is used with the Company’s existing software as well as held for resale under exclusive license arrangements and is amortized ratably over a three-year estimated useful life. In accordance with FASB Statement No. 86 “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” software development costs are required to be expensed until the point that technological feasibility of the product is established which the Company has determined to be when a detailed program design is complete. Once technological feasibility is established, such costs are capitalized until general availability of the product. The establishment of technological feasibility and continuing evaluation of the recoverability of the capitalized software development costs requires management’s judgment with respect to the impact of external factors such as future revenue, estimated economic life and changes in software and hardware technologies. Capitalized software development costs are amortized on a straight-line basis over an estimated life, which is generally three years. Capitalized software acquired through business acquisitions totaled $31.4 million, net of $9.3 million of accumulated amortization. Capitalized software acquired through business combinations is amortized on a straight line basis over an estimated useful life which is generally three to five years. The Company capitalized $3.3 million (restated), $3.5 million (restated) and $1.9 million of software development costs in 2003, 2002 and 2001, respectively. Software amortization expense, a component of cost of sales, for the years ended December 31, 2003, 2002 and 2001 was $6.9 million (restated), $5.5 million and $2.1 million, respectively.

	December 31,

	2003	2002

	(Restated)	(Restated)
Capitalized Software
Software acquired through acquisitions	$31,361	$19,910
Purchased software	3,046	2,294
Software development costs	8,752	5,407

	43,159	27,611
Accumulated Amortization	(14,283)	(7,371)

	$28,876	$20,240

QUOVADX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

QUOVADX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Other Assets

      Other current and long-term assets include deferred costs, a note receivable from a customer, and an investment in another Company. Deferred costs include direct labor incurred related to implementation activities on certain contracts where the revenue will be recognized on a straight-line basis over the term of the contract. The costs, which totaled $2.6 million and $1.7 million at December 31, 2003 and 2002, respectively, are expected to be amortized to expense over the contract periods of five to seven years. The note receivable, which had a balance at December 31, 2003 of $1.9 million is due to be paid in monthly installments through 2006. Interest income will be recognized once all principal has been paid. The investment in another Company had a balance of $2.0 million at both December 31, 2003 and 2002 and is accounted for on a cost basis as the Company does not have significant influence or control over the investee.

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

QUOVADX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Year Ended December 31,

	2003	2002	2001

	(In thousands except per share data)
	(Restated)	(Restated)
Net loss:
As reported	$(16,477)	$(104,767)	$(4,269)
Plus: stock based compensation recognized under intrinsic value method	—	231	460
Less: stock based compensation under fair value method	(4,728)	(8,760)	(7,555)

Pro forma net loss	$(21,205)	$(113,296)	$(11,364)

Net loss per common share:
As reported	$(0.52)	$(3.49)	$(0.20)
Pro forma	(0.68)	(3.78)	(0.53)

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

QUOVADX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

2.	Restatement of Financial Statements

      The financial results for the years ended December 31, 2003 and 2002 have been restated to properly account for transactions that were previously inaccurately reflected in the Company’s historical financial results. The cumulative effect of these restated financial statements increased the previously reported net loss by $1,783,000 for the year ended December 31, 2003 and $655,000 for the year ended December 31, 2002. These inaccuracies (a) overstated software license revenues due to the timing of delivery of software products and the accounting for certain reseller relationships (b) overstated professional services revenues due to the timing of adjustments to estimates used in determining the recognition of revenue under the percentage of completion method and (c) understated the cost of professional services revenue due to the capitalization of software development costs without properly deducting the portion of the cost related to a professional services agreement with a customer.

QUOVADX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A detailed summary of the restatement is set forth below.

STATEMENT OF OPERATIONS

		Restatement
	2003	Adjustments	2003

	As Previously Reported		As Restated

	(Amounts in thousands except per share data)
Revenues:
Software license	$21,228	$(958)	$20,270
Professional services	18,217	(705)	17,512
Recurring services	32,150		32,150

Total revenue	71,595	(1,663)	69,932

Costs and expenses:
Cost of revenue:
Software license	9,941	(91)	9,850
Professional services	13,811	211	14,022
Recurring services	20,989		20,989

Total cost of revenue	44,741	120	44,861

Gross Profit	26,854	(1,783)	25,071

Operating expenses:
Sales and marketing	17,785		17,785
General and administrative	12,742		12,742
Research and development	9,995		9,995
Amortization of acquired intangible assets	1,720		1,720

Total operating expenses	42,242		42,242

Loss from operations	(15,388)	(1,783)	(17,171)
Interest income, net	694		694

Net loss	$(14,694)	$(1,783)	$(16,477)

Loss per common share — basic and diluted	$(0.47)	$(0.05)	$(0.52)

Weighted average common shares outstanding — basic and diluted	31,407		31,407

QUOVADX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

STATEMENT OF OPERATIONS

		Restatement
	2002	Adjustments	2002

	As Previously Reported		As Restated

	(Amounts in thousands except per share data)
Revenues:
Software license	$11,854	$(430)	$11,424
Professional services	22,459		22,459
Recurring services	29,345		29,345

Total revenue	63,658	(430)	63,228

Costs and expenses:
Cost of revenue:
Software license	5,458		5,458
Professional services	14,743	225	14,968
Recurring services	19,087		19,087

Total cost of revenue	39,288	225	39,513

Gross Profit	24,370	(655)	23,843

Operating expenses:
Sales and marketing	13,343		13,343
General and administrative	13,660		13,660
Research and development	7,209		7,209
Amortization of acquired intangible assets	2,307		2,307

Total operating expenses	36,519		36,519

Loss from operations	(12,149)	(655)	(12,804)
Gain on sale of assets	87		87
Goodwill impairment	(93,085)		(93,085)
Interest income, net	1,035		1,035

Net loss	$(104,112)	$(655)	$(104,767)

Loss per common share — basic and diluted	$(3.47)	$(0.02)	$(3.49)

Weighted average common shares outstanding — basic and diluted	29,987		29,987

The restatement also decreased current assets by $800,000 and $0 at December 31, 2003 and 2002, respectively, and increased current liabilities by $978,000 and $330,000 at December 31, 2003 and 2002, respectively.

QUOVADX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The restated unaudited pro forma results of operations as though the Rogue Wave and CareScience acquisitions (See Note 3) had been completed as of January 1, 2002 are as follows (in thousands except for per share amounts):

	Year Ended	Year Ended
	December 31,	December 31,
	2003	2002

	(Restated)	(Restated)
Revenue	$107,499	$118,077
Net loss	(28,525)	(122,965)
Net loss per share	$(0.74)	$(3.23)

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

      In March 2002, the Company completed the sale of certain assets of its Advica subsidiary to Royal Health Care of Long Island, LLC, d/b/a Royal Health Care (“Royal”) for $475,000 in cash and minority equity investment in Royal. In conjunction with the sale, Quovadx is providing ASP services to Royal under a seven-year contract.

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

      Under the terms of the merger, a wholly owned subsidiary of Quovadx merged with CareScience and CareScience became a wholly owned subsidiary of Quovadx. CareScience stockholders received a fixed exchange rate of $1.40 cash and 0.1818 shares of Quovadx common stock for each share of CareScience common stock they owned. The purchase price totaling $30.1 million included 2,415,900 shares of Quovadx common stock issued in exchange for all outstanding shares of CareScience capital stock, cash of $4.7 million, net of cash acquired, and $2.3 million in merger-related costs, including transaction fees and stock option payout. The value of the shares issued in the transaction was $9.2 million which was calculated using an average of the closing price of Quovadx stock for the five days surrounding the announcement of the acquisition. This transaction was accounted for as a purchase.

      The Company recorded significant acquisition-related restructuring charges in connection with a headcount reduction of CareScience employees and the abandonment of certain leased facilities from the

QUOVADX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CareScience acquisition. The lease abandonment cost was estimated to include remaining lease liabilities offset by an estimate of sublease income. Estimates related to sublease costs and incomes were based on the assumptions regarding the period required to sublease the facilities and the likely sublease rates. These restructuring charges are included in accrued liabilities on the accompanying balance sheet.

			Accrual at
	Accrued at	Paid in	December 31,
	Acquisition	2003	2003

	(In thousands)
Employee Severance	$256	$(256)	$—
Lease abandonment costs	$1,905	(60)	1,845
Less: Sublease income	(301)	—	(301)

	$1,860	$(316)	$1,544

      The Company retained an independent appraiser to assist with the assigning of the fair values to the identifiable intangibles acquired from CareScience. The acquisition generated goodwill, software and customer base intangible assets acquired of $13.3 million, $0.8 million and $8.6 million, respectively. The Company has not completed its allocation of goodwill by reporting segment. The Company expects to complete the allocation in the first half of 2004. The amount of goodwill that will be assigned to a reporting unit will be determined by allocating the purchase price to the assets and liabilities of each reporting unit. The goodwill recognized in the CareScience acquisition is not subject to amortization but will be tested for impairment annually or more frequently if events or changes in circumstances indicate the asset might be impaired. The identifiable intangible assets, consisting solely of customer base, will be amortized over their estimated lives of seven years. Operating results for CareScience after the date of acquisition are included in our consolidated financial results as of and for the twelve months ended December 31, 2003.

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

      The acquisition, structured as an exchange offer, provided that Quovadx acquire all of the outstanding stock of Rogue Wave for $4.09 in cash and 0.5292 of a share of Quovadx common stock for each share of Rogue Wave Common Stock. The total purchase price for this acquisition was $79.1 million, including 5,656,670 shares of Quovadx common stock, cash of $8.0 million, net of cash acquired, and $3.9 million in merger-related costs. The value of the shares issued in the transaction was $28.5 million which was calculated using an average of the closing price of Quovadx stock for the five days surrounding the announcement of the acquisition. In exchange for their outstanding options to purchase Rogue Wave common stock, employees of Rogue Wave received an option to purchase a unit consisting of 0.5292 shares of Quovadx common stock and $4.09 in cash. The $4.09 received was treated as a discount to the exercise price and to the extent this exceeded the exercise price, the Company recorded a liability totaling $1.4 million. The fair value of the vested stock options assumed in the transaction was $3.4 million and was calculated using the Black-Scholes valuation model. The fair value of the unvested stock options assumed in the Rogue Wave acquisition yielded $385,000 of deferred compensation expense using the Black-Scholes valuation model. The unearned stock

QUOVADX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

compensation will be amortized to expense on a straight-line basis over the vesting period of the stock options. This transaction was accounted for as a purchase.

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

      The Company will retain an independent appraiser to assist with the assigning of the fair values to the identifiable intangibles acquired from Rogue Wave. The appraisal is expected to be completed by the third quarter of 2004. The preliminary estimate of goodwill, software and identifiable intangible assets acquired is $34.7 million, $10.6 million and $4.6 million, respectively. The Company has not completed its allocation of goodwill by reporting segment. The company expects to complete the allocation in the first half of 2004. The amount of goodwill that will be assigned to a reporting unit will be determined by allocating the purchase price to the assets and liabilities of each reporting unit. The goodwill recognized in the Rogue Wave acquisition is not subject to amortization but will be tested for impairment annually or more frequently if events or changes in circumstances indicate the asset might be impaired. The identifiable intangible assets will be amortized over their estimated lives. Operating results for Rogue Wave after the date of acquisition are included in our consolidated financial results as of and for the twelve months ended December 31, 2003. The table below details the balance sheets acquired in the Rogue Wave and CareScience acquisitions:

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

Stock Warrants

      In connection with the acquisition of Healthcare.com, the Company converted warrants to purchase 395,000 shares of Healthcare.com common stock to warrants to purchase 148,000 shares of the Company’s stock, 32,000 of which were exercised during 2001. At December 31, 2003, 116,000 warrants remain outstanding. Of the warrants outstanding at December 31, 2003, 98,000 may be exercised any time on or before March 13, 2004 at an exercise price of $11.23 per share and 18,000 may be exercised any time on or before December 31, 2004 at an exercise price of $8.51 per share. The fair value of Healthcare.com warrants was calculated to be $0.8 million using the Black-Scholes option pricing model and included in the purchase price.

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

      During 1999, the Company issued stock options to certain employees under the 1997 Plan with exercise prices below the deemed fair value of the Company’s common stock at the date of grant. The Company recorded unearned stock compensation for the difference between the exercise price of the stock options and the deemed fair value of the Company’s common stock at the date of grant. This unearned stock compensation was amortized to expense over the vesting period, using an accelerated method as described in Financial Accounting Standards Board Interpretation No. 28. $231,000 and $460,000 were amortized to expense in the years ended December 31, 2002 and 2001, respectively. As of December 31, 2002, the unearned compensation balance was fully amortized.

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

      Total stock options outstanding and exercisable under the option plans as of December 31, 2003 are as follows:

		Weighted Average
		Remaining
	Number of	Contractual Life	Weighted Average	Number of	Weighted Average
Range of Exercise Prices	Shares	(Years)	Exercise Price	Shares	Exercise Price

$ 0.25 – $ 2.61	1,267,316	7.18	$1.56	694,110	$0.81
2.67 – 3.61	647,210	6.55	2.83	469,375	2.80
3.74 – 5.06	721,159	9.49	4.69	377,730	4.47
5.07 – 5.94	662,455	6.32	5.71	546,697	5.70
5.97 – 6.37	612,141	7.93	6.08	357,115	6.13
6.40 – 8.50	527,466	6.93	7.22	379,019	7.31
8.53 – 10.20	1,338,356	7.16	9.71	895,839	9.75
10.28 – 11.19	916,253	7.27	11.01	630,629	10.93
12.65	200,000	7.62	12.65	116,667	12.65
12.66 – 32.12	191,107	5.31	16.63	183,128	16.77

$ 0.25 – $32.12	7,083,463	7.30	$6.95	4,650,309	$7.15

QUOVADX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Activity of the Plans are summarized in the following table:

	Number of	Weighted Average	Options	Weighted Average
	Shares	Exercise Price	Exercisable	Exercise Price

Options outstanding, January 1, 2001	2,590,072	$4.30	2,248,897	$4.03
Converted Healthcare.com options	1,262,796	7.68
Options granted	3,165,899	9.71
Less: options exercised	(677,140)	6.22
Less: options forfeited	(433,819)	6.33

Options outstanding, December 31, 2001	5,907,808	7.55	4,896,516	7.24
Options granted	1,718,096	4.60
Less: options exercised	(151,622)	1.98
Less: options forfeited	(1,007,171)	8.70

Options outstanding, December 31, 2002	6,467,111	6.72	2,928,651	6.36
Converted Rogue Wave options	620,658	7.38
Options granted	786,033	2.63
Less: options exercised	(140,404)	2.54
Less: options forfeited	(649,935)	7.14

Options outstanding, December 31, 2003	7,083,463	$6.95	4,650,309	$7.15

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

401(k) Plan

      The Company has adopted an employee savings and retirement plan (the “401(k) Plan”) covering substantially all of the Company’s employees. Pursuant to the 401(k) Plan, eligible employees may elect to reduce their current compensation by up to the statutory prescribed limit and have the amount of such reduction contributed to the 401(k) Plan. The Company may contribute to the 401(k) Plan on behalf of eligible employees. The Company had not contributed to the 401(k) Plan prior to the acquisition of Healthcare.com on August 13, 2001. In connection with the acquisition of Healthcare.com, the Company

QUOVADX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assumed the 401(k) plan of Healthcare.com and made contributions totaling $169,000. Healthcare.com 401(k) plan matched 50% of the first 6% contributed by each employee. The Healthcare.com 401(k) plan was merged into Company’s plan in 2002. In 2002, the Company amended its 401(k) plan to match 50% of the first 6% contributed by employees. The Company contributed $650,000 and $649,000 to its employee’s 401(k) accounts in 2003 and 2002, respectively. Company contributions vest over a two-year period.

Stockholders Rights Plan

      In 2000, the Quovadx board of directors declared a dividend right of one right to purchase one one-thousandth share of Quovadx Series A participating preferred stock for each outstanding share of Quovadx common stock at an exercise price of $60.00 per right, subject to adjustment, to the holders of record at that time. The rights are exercisable in the event of a person or group purchasing 15% or more of Quovadx outstanding common stock. Each holder of a right is entitled, upon exercise, to receive Quovadx common stock having a value equal to two times the exercise price. Quovadx may redeem the rights at a price of $0.001 per right. The rights expire in August 2010.

5.	Line of Credit

      In August 2003, the Company established a line of credit with a commercial bank thereby allowing the Company to borrow up to $4.0 million on a secured basis. On December 9, 2003, the line of credit was reduced to $3.1 million. The Company had no outstanding borrowings under the revolving line of credit, which is secured by the Company’s assets, exclusive of intellectual property assets. The line of credit is subject to financial covenants including a minimum cash balance.

6.	Income Taxes

      A reconciliation of the expected income tax benefit (based on the U.S. Federal statutory rate of 35%) to the actual income tax (expense) benefit is as follows:

	Year Ended December 31,

	2003	2002	2001

	(Restated)	(Restated)
Federal income tax benefit	$(5,284)	$(35,173)	$(1,494)
State income tax, net of federal benefit	(425)	(265)	(101)
Change in valuation allowance	5,658	3,742	652
Unearned compensation	—	81	161
Goodwill amortization	—	31,565	723
Other	51	50	59

Income tax expense	$—	$—	$—

QUOVADX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets and liabilities at December 31, 2003 and 2002 are presented below (in thousands):

	December 31,

	2003	2002

	(Restated)	(Restated)
Deferred tax assets:
Deferred revenue	$4,873	$1,690
Employee benefits	533	213
Allowance for doubtful accounts	884	923
Accrued liabilities	239	595
Tax credits	2,371	134
Investment impairment	195	195
Foreign net operating loss carryforwards	1,447	—
Other	459	184
Net operating loss carryforwards	47,427	29,139

Total deferred tax assets	58,428	33,073

Deferred tax liabilities:
Sale of fixed assets, depreciation and other	416	(454)
Amortization	(10,440)	(3,447)

Total deferred tax liabilities	(10,024)	(3,901)

Net deferred tax assets	48,404	29,172
Less: valuation allowance	(48,404)	(29,172)

Net deferred tax assets/(liabilities)	$—	$—

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

      The valuation allowance for deferred income tax assets at December 31, 2003 and 2002 was $48,404,000 (restated) and $29,172,000 (restated) respectively. Approximately $35,126,000 of deferred tax assets relate to acquired entities; of this amount $19,896,000 would first be used to offset non-operating items. The ordering rules for utilization of acquired deferred tax asset are (i) first to off-set additional paid-in-capital to the extent of stock option benefits then; (ii) against goodwill then; (ii) against identified intangibles resulting from purchase accounting adjustments and; (iii) finally against expense arising from operations. Approximately $9,880,000 of the December 31, 2003, net operating loss deferred tax asset relates to the exercise of stock options and warrants which would reverse against additional paid-in capital rather than recognized as an income tax benefit on the statement of operations.

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

      The NOLs available to the Company at December 31, 2003 consist of two components: (i) $76,437,000 (restated) of NOLs that were generated by the Company before 2003 and which have been evaluated in light of the above limitations as of December 31, 2002. These NOLs may be further limited by ownership changes during 2003 and; (ii) $45,756,000 (restated) of NOLs, which have not yet been evaluated under the Internal Revenue Code limitations discussed above and which may be limited, either generated in 2003 by Quovadx or which relate to 2003 business acquisitions. The amount of tax credit available to the Company at December 31, 2003 also consists of two components: (i) $246,000 which has been evaluated at December 31, 2002 but which may be further limited by changes which occurred during 2003 and; (ii) $2,125,000 which has not yet been evaluated. Additionally, $6,107,000 of the December 31, 2003 NOL is available until 2006 and can only be used to offset gains recognized on the sale of certain assets acquired in the acquisition of Confer. The Company’s remaining NOLs will begin to expire in 2008.

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

Contingencies

      On November 14, 2001, a shareholder class action complaint was filed in the United States District Court, Southern District of New York. On April 19, 2002, plaintiffs filed an amended complaint. The

QUOVADX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amended complaint asserts that the prospectus from the Company’s February 10, 2000 initial public offering (“IPO”) failed to disclose certain alleged improper actions by various underwriters for the offering in the allocation of the IPO shares. The amended complaint alleges claims against certain underwriters, the Company and certain officers and directors under Section 11 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 (Bartula v. XCare.net, Inc., et al., Case No. 01-CV-10075). Similar complaints have been filed concerning more than 300 other IPO’s; all of these cases have been coordinated as In re Initial Public Offering Securities Litigation, 21 MC 92. In a negotiated agreement, individual defendants, including all of the individuals named in the complaint filed against the Company, were dismissed without prejudice, subject to a tolling agreement. Issuer and underwriter defendants in these cases filed motions to dismiss and, on February 19, 2003, the Court issued an opinion and order on those motions that dismissed selected claims against certain defendants, including the Section 10(b) fraud claims against the Company, leaving only the Section 11 strict liability claims under the Securities Act against the Company. A committee of our Board of Directors has approved a settlement proposal made by the plaintiffs, but the settlement is subject to a number of conditions. If the settlement is not achieved, the Company will continue to aggressively defend the claims. We do not believe that the outcome of this action will have a material adverse effect on our financial position, results of operations or liquidity; however, litigation is inherently uncertain and we can make no assurance as to the ultimate outcome or effect.

      CareScience, Inc. and certain of its present and former officers are defendants in a purported shareholder class action lawsuit litigation pending in the United States District Court for the Eastern District of Pennsylvania for alleged violations of federal securities laws. The actions seek compensatory and other damages, and costs and expenses associated with litigation. The class action litigation is the result of several complaints filed with the court beginning on October 17, 2001. These actions were consolidated on November 16, 2001. The court approved the selection of the lead plaintiff in the litigation on March 12, 2002. CareScience filed a motion to dismiss the consolidated complaint on August 7, 2002. These complaints purport to bring claims on behalf of all persons who allegedly purchased CareScience common stock between June 29, 2000 and November 1, 2000, for alleged violations of the federal securities laws, including Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 by issuing a materially false and misleading Prospectus and Registration Statement with respect to the initial public offering of CareScience common stock. Specifically, the complaints allege, among other things, that the CareScience Prospectus and Registration Statement misrepresented and omitted to disclose material facts concerning its competitors, two of its prospective products and its contract with the California HealthCare Foundation. On July 25, 2003, the Judge granted CareScience’s motion to dismiss the claims under Section 12(a)(2) of the Securities Act, but denied its motion to dismiss the claims under Sections 11 and 15 of the Securities Act. CareScience filed an answer denying all allegations of wrongdoing. Discovery has not yet commenced. In February 2004, an agreement was reached to settle this case, subject to court approval after notice to the former shareholders. On July 28, 2004, the Court signed an order approving the form of the settlement notices, setting forth requirements for providing notice to the class and handling any objections, and scheduling a settlement fairness hearing for October 27, 2004 to determine whether the Court should approve the settlement. If the settlement is achieved, the entire settlement amount will be paid by insurance, without any contribution from the Company. If the settlement is not achieved, the Company will continue to aggressively defend the claims. The Company believes it has meritorious defenses. We do not believe that the outcome of this action will have a material adverse effect on our financial position, results of operations or liquidity; however, litigation is inherently uncertain and we can make no assurance as to the ultimate outcome or effect.

      On March 18, 2004, a purported class action complaint was filed in the United States District Court for District of Colorado, entitled Smith v. Quovadx, Inc. et al, Case No. 04-M-0509, against Quovadx, Inc., its now-former Chief Executive Officer and its now-former Chief Financial Officer. The complaint alleged violations of Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended, purportedly on behalf of all persons who purchased Quovadx common stock from October 22, 2003 through

QUOVADX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

March 15, 2004. The claims are based upon allegations the Company (i) purportedly overstated its net income and earnings per share during the class period, (ii) purportedly recognized revenue from contracts between the Company and Infotech Networks Group prematurely, and (iii) purportedly lacked adequate internal controls and was therefore unable to ascertain the financial condition of the Company. Eight additional, nearly identical class action complaints were filed in the same Court based on the same facts and allegations. The actions seek damages against the defendants in an unspecified amount. On May 17 and 18, 2004, the Company filed motions to dismiss each of the complaints. Also on May 17, 2004, several potential lead plaintiffs filed motions for appointment as lead plaintiff in the cases. On May 21, 2004, the Court entered an order denying consolidation of the actions and directing that all discovery and other proceedings (including the appointment of a lead plaintiff) are stayed pending determination of the motions to dismiss. Since then, all but one of the actions, entitled Heller v. Quovadx, Inc., et al., Case No. 04-M-0665 (OES) (D. Colo.), have been dismissed. The plaintiff in Heller has filed a first amended complaint, which asserts the same claims as those asserted in the original complaint, and includes allegations regarding the Company’s accounting for certain additional transactions. On July 14, 2004, the Company filed a motion to dismiss the first amended complaint in Heller. The class actions are still in the preliminary stages, and it is not possible for us to quantify the extent of potential liability, if any.

      On March 22, 2004, a shareholder derivative action was filed in the District Court of Colorado, County of Arapahoe, entitled Marcoux v. Brown et al, against the members of the Board of Directors and certain now-former officers of Quovadx alleging breach of fiduciary duty and other violations of state law. The Company is named solely as a nominal defendant against which no recovery is sought. This complaint generally is based on the same facts and circumstances as alleged in the class action complaints discussed above, alleging that the defendants misrepresented Quovadx financial projections and that one of the defendants violated state laws relating to insider trading. The action seeks damages in an unspecified amount against the individual defendants, disgorgement of improper profits and attorney’s fees, among other forms of relief. On April 13, 2004, the Company and its nonexecutive directors filed a motion to dismiss the action. On or about April 21, 2004, a second, nearly identical shareholder derivative complaint, seeking the same relief, was filed in the United States District Court for the District of Colorado, entitled Thornton v. Brown et al. The plaintiffs in both of the shareholder derivative actions are represented by the same local counsel. On or about May 20, 2004, a third, nearly identical shareholder derivative complaint, seeking the same relief, was filed in the District Court of Colorado, County of Arapahoe, entitled Jaroslawicz v. Brown, et al. On May 21, 2004, the Court entered an order in Marcoux directing that the Company, named as a nominal defendant, be realigned as a plaintiff in the action and remanding the action back to state court. Subsequently, the plaintiff in Thornton voluntarily dismissed his action from federal court and refiled in state court. The three shareholder derivative actions are now all pending in the Colorado state court. A stipulation consolidating the three actions and setting a date for the filing of a consolidated amended complaint is currently before the state court for approval. The shareholder derivative actions are still in the preliminary stages, and it is not possible for us to quantify the extent of potential liability, if any.

      On April 12, 2004, the Company announced that the Securities and Exchange Commission (“SEC”) had notified the Company that its previously announced informal inquiry had become a formal investigation pursuant to an “Order Directing Private Investigation and Designating Officers to Take Testimony.” The SEC is investigating transactions entered into during the third quarter of 2002 and transactions entered into during 2003 including two distributor contracts totaling approximately $1 million and transactions between Quovadx and Infotech Network Group. The investigation is continuing, and the Company continues to provide documents and information to the SEC.

      On May 17, 2004, a purported class action complaint was filed in the United States District Court for the District of Colorado, entitled Henderson v. Quovadx, Inc. et al, Case No. 04-M-1006 (OES), against Quovadx, Inc., its now-former Chief Executive Officer, its now-former Chief Financial Officer and its Board of Directors. The complaint alleged violations of Section 11 and Section 15 of the Securities Act of 1933, as

QUOVADX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amended, purportedly on behalf of all former shareholders of Rogue Wave Software, Inc. who acquired Quovadx common stock in connection with the Company’s exchange offer effective December 19, 2003. The claims are based upon the same theories and allegations as asserted in the Section 10(b) class actions described above. The Court denied plaintiff’s motion to consolidate this Section 11 action with the Section 10(b) cases and authorized the two competing lead plaintiff candidates to take discovery of each other in advance of a hearing on the appointment of lead plaintiff. On July 14, 2004, the Company filed an answer to the Section 11 complaint, denying allegations of wrongdoing and asserting various affirmative defenses. The individual defendants filed a motion to dismiss the Section 11 complaint. This class action also is in the preliminary stages, and it is not possible for us to quantify the extent of potential liability, if any.

      On July 28, 2004, Ronald Renjilian, a former employee, filed a Sarbanes-Oxley whistle blower complaint against the Company with the US Department of Labor Occupational Safety and Health Administration. The complaint alleges that the Company’s April 30, 2004 termination of Mr. Renjilian’s employment was an action taken against Mr. Renjilian as a result of his engaging in protected activity. The Company denies any wrongdoing and intends to aggressively defend this claim. We do not believe that the outcome of this action will have a material adverse effect on our financial position, results of operations or liquidity; however, litigation is inherently uncertain and we can make no assurance as to the ultimate outcome or effect.

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

QUOVADX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of operations for the each quarter of the years ended December 31, 2003 and 2002 follows (in thousands except per share amounts):

Restatement of Financial Results

      The results for the third quarter of 2003 have been restated from the financial results reported in the Company’s Form 10-Q. These revisions concern shipments to Infotech Group (“Infotech”), an Indian company, in the third quarter of 2003. The Company believed at the time of the shipments that collection of the receivable was probable due to the establishment of a credit line by Infotech that could be used for payment. After the shipments of software product, however, the Company has encountered unanticipated delays in obtaining payment. Based on further analysis of Infotech’s ability to pay for the software purchased, the accounting for the revenue recognized has been revised from an accrual to a cash basis. As a result, the Company has materially restated its previously reported financial results for the third quarter of 2003 by deleting all of the revenue and commissions, $4.7 million and $0.4 million, respectively, that had been recorded related to Infotech.

      The results for the quarters reflected below have also been restated due to the accounting inaccuracies described in Note 2.

      Data relating to the results of operations as restated for each quarter of the years ended December 31, 2003 and 2002 follows:

	Three Months Ended

	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003

	(In thousands except for per share amounts)
STATEMENT OF OPERATIONS-AS REPORTED
Total revenue	$17,433	$19,344	$15,209	$19,609
Cost and expenses:
Cost of revenue	10,820	10,451	10,368	13,102
Sales and marketing	3,842	4,052	4,260	5,631
General and administrative	3,030	3,146	3,001	3,565
Research and development	2,247	2,246	2,669	2,833
Amortization of acquired intangibles	457	307	307	649

Total costs and expenses	20,396	20,202	20,605	25,780

Loss from operations	(2,963)	(858)	(5,396)	(6,171)
Interest Income, net	189	207	89	209

Net loss	$(2,774)	$(651)	$(5,307)	$(5,962)

Net loss per common share-basic and diluted	$(0.09)	$(0.02)	$(0.17)	$(0.17)

QUOVADX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended

	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003

	(In thousands except for per share amounts)
RESTATEMENT ADJUSTMENTS
Total revenue	$100	$(759)	$(842)	$(162)
Cost and expenses:
Cost of revenue	52	20	49	(1)
Sales and marketing	—	—	—	—
General and administrative	—	—	—	—
Research and development	—	—	—	—
Amortization of acquired intangibles	—	—	—	—

Total costs and expenses	52	20	49	(1)

Loss from operations	48	(779)	(891)	(161)
Interest Income, net	—	—	—	—

Net loss	$48	$(779)	$(891)	$(161)

	Three Months Ended

	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003

	(In thousands except for per share amounts)
STATEMENT OF OPERATIONS-RESTATED
Total revenue	$17,533	$18,585	$14,367	$19,447
Cost and expenses:
Cost of revenue	10,872	10,471	10,417	13,101
Sales and marketing	3,842	4,052	4,260	5,631
General and administrative	3,030	3,146	3,001	3,565
Research and development	2,247	2,246	2,669	2,833
Amortization of acquired intangibles	457	307	307	649

Total costs and expenses	20,448	20,222	20,654	25,779

Loss from operations	(2,915)	(1,637)	(6,287)	(6,332)
Interest Income, net	189	207	89	209

Net loss	$(2,726)	$(1,430)	$(6,198)	$(6,123)

Net loss per common share-basic and diluted	$(0.09)	$(0.05)	$(0.20)	$(0.18)

QUOVADX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended

	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002

	(In thousands except for per share amounts)
STATEMENT OF OPERATIONS-AS REPORTED
Total revenue	$17,769	$15,274	$14,973	$15,642
Cost and expenses:
Cost of revenue	9,925	10,523	9,478	9,362
Sales and marketing	2,736	3,479	3,592	3,536
General and administrative	3,352	3,247	3,422	3,639
Research and development	1,432	1,777	1,807	2,193
Amortization of acquired intangibles	570	553	599	585

Total costs and expenses	18,015	19,579	18,898	19,315

Loss from operations	(246)	(4,305)	(3,925)	(3,673)
Gain on sale of assets	87	—	—	—
Goodwill impairment	—	—	(93,085)	—
Interest Income, net	261	292	263	219

Net income (loss)	$102	$(4,013)	$(96,747)	$(3,454)

Net loss per common share-basic and diluted	$0.00	$(0.13)	$(3.22)	$(0.11)

	Three Months Ended

	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002

	(In thousands except for per share amounts)
RESTATEMENT ADJUSTMENTS
Total revenue	$—	$(200)	$(480)	$250
Cost and expenses:
Cost of revenue	—	—	79	146
Sales and marketing	—	—	—	—
General and administrative	—	—	—	—
Research and development	—	—	—	—
Amortization of acquired intangibles	—	—	—	—

Total costs and expenses	—	—	79	146

Loss from operations	—	(200)	(559)	104
Gain on sale of assets	—	—	—	—
Goodwill impairment	—	—	—	—
Interest Income, net	—	—	—	—

Net loss	$—	$(200)	$(559)	$104

QUOVADX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended

	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002

	(In thousands except for per share amounts)
STATEMENT OF OPERATIONS-RESTATED
Total revenue	$17,769	$15,074	$14,493	$15,892
Cost and expenses:
Cost of revenue	9,925	10,523	9,557	9,508
Sales and marketing	2,736	3,479	3,592	3,536
General and administrative	3,352	3,247	3,422	3,639
Research and development	1,432	1,777	1,807	2,193
Amortization of acquired intangibles	570	553	599	585

Total costs and expenses	18,015	19,579	18,977	19,461

Loss from operations	(246)	(4,505)	(4,484)	(3,569)
Gain on sale of assets	87	—	—	—
Goodwill impairment	—	—	(93,085)	—
Interest Income, net	261	292	263	219

Net loss	$102	$(4,213)	$(97,306)	$(3,350)

Net loss per common share-basic and diluted	$0.00	$(0.14)	$(3.24)	$(0.11)

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at						Balance at
	Beginning	Charged to					End of
Allowance for Doubtful Accounts and Sales Returns	of Period	Expense	Deduction		Transfers		Period

	(Dollars in thousands)
2003	$2,370	$82	$(919	)(a)	$1,232	(b)	$2,765
2002	1,932	474	(36	)(a)	—		2,370
2001	546	97	(518	)(a)	2,057	(b)	1,932

(a)	Represents credit losses written off during the period, less collection of amounts previously written off.

(b)	Transfer of allowance balances from business acquisitions.

S-1

INDEX TO EXHIBITS

Exhibit
Number		Description of Document

23		Consent of Independent Registered Public Accounting Firm.
31.1		Certification of Acting Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2		Certification of Acting Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
32	.1*	Certification of Acting Chief Executive Officer of the Registrant pursuant to Rule 13a-14(b) and Rule 15d-14(b), promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.
32	.2*	Certification of Acting Chief Financial Officer of the Registrant pursuant to Rule 13a-14(b) and Rule 15d-14(b), promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.

*	This certification is furnished to, but not filed, with the Commission. This certification shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Registrant specifically incorporates it by reference.