Form 10-Q
period 2004-03-31
QUOVADX INC
filed 2004-08-16
CIK 1094561

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

      At July 31, 2004, 40,320,265 shares of common stock were outstanding.

QUOVADX, INC.

EXPLANATORY NOTE

      This Quarterly Report on Form 10-Q for the period ending March 31, 2004, is being filed on the same date as the Form 10-Q for the period ending June 30, 2004 and Amendment No. 3 of our Form 10-K/A which restates our financial results for the years ended December 31, 2003 and 2002. These documents should be read in conjunction to fully understand the restatements contained in the Form 10-K/A and their impact on the information in this Form 10-Q.

PART I: FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

QUOVADX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2004	2003

	(In thousands, except for
	share and per share amounts)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,982	$23,688
Accounts receivable, net of allowance of $2,034 and $2,765, respectively	15,744	17,593
Unbilled accounts receivable	3,126	3,465
Other current assets	4,288	4,304

Total current assets	37,140	49,050
Property and equipment, net	5,687	6,291
Software, net	22,954	28,876
Other intangible assets, net	16,555	17,735
Goodwill	47,206	48,015
Other assets	4,270	5,223

Total assets	$133,812	$155,190

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,325	$7,953
Accrued liabilities	12,581	15,881
Unearned revenue	18,469	19,066

Total current liabilities	33,375	42,900
Deferred revenue	315	315

Total liabilities	33,690	43,215

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value; 100,000,000 authorized and 39,451,097 and 38,938,134 shares issued and outstanding, respectively	395	389
Additional paid-in capital	269,625	269,011
Unearned compensation	(273)	(385)
Accumulated other comprehensive income	330	131
Accumulated deficit	(169,955)	(157,171)

Total stockholders’ equity	100,122	111,975

Total liabilities and stockholders’ equity	$133,812	$155,190

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUOVADX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,

	2004	2003

		(Restated)

	(In thousands, except for
	per share amounts)
	(Unaudited)
Revenue:
Software license	$7,406	$5,440
Professional services	4,561	4,554
Recurring services	11,699	7,539

Total revenue	23,666	17,533

Cost of revenue:
Software license	4,139	2,918
Professional services	4,278	3,065
Recurring services	6,292	4,889
Asset impairments	6,765	—

Total cost of revenue	21,474	10,872

Gross profit	2,192	6,661

Operating expenses:
Sales and marketing	6,534	3,842
General and administrative	3,693	3,030
Research and development	3,683	2,247
Amortization of acquired intangibles	1,182	457

Total operating expenses	15,092	9,576

Loss from operations	(12,900)	(2,915)
Interest income, net	118	189

Net loss	$(12,782)	$(2,726)

Net loss per common share — basic and diluted	$(0.33)	$(0.09)

Weighted average common shares outstanding — basic and diluted	39,279	30,188

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUOVADX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,

	2004	2003

		(Restated)

	(In thousands)
	(Unaudited)
Cash flows from operating activities
Net loss	$(12,782)	$(2,726)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,287	2,347
Amortization of acquired intangibles	840	457
Amortization of deferred compensation	253	—
Asset impairment	7,116	—
Bad debt (recovery)/expense	(445)	275
Change in assets and liabilities:
Accounts receivable	2,609	(855)
Unbilled accounts receivable	339	(1,924)
Other assets	(1,417)	(1,377)
Accounts payable	(5,628)	452
Accrued liabilities	(2,752)	2,067
Unearned and deferred revenue	(597)	(536)

Net cash used in operating activities	(9,177)	(1,820)

Cash flows from investing activities
Purchase of property and equipment	(313)	(296)
Capitalized software	(837)	(603)
Sales of short-term investments	—	10,912
Purchases of short-term investments	—	(638)

Net cash (used in) provided by investing activities	(1,150)	9,375

Cash flows from financing activities
Proceeds from issuance of common stock	480	6

Net cash provided by financing activities	480	6

Effect of foreign exchange rate changes on cash	141	—

Net (decrease) increase in cash and cash equivalents	(9,706)	7,561
Cash and cash equivalents at beginning of period	23,688	31,244

Cash and cash equivalents at end of period	$13,982	$38,805

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUOVADX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Interim Financial Statements

      The accompanying condensed consolidated financial statements of Quovadx, Inc. (“Quovadx,” the “Company,” the “Registrant,” “we” or “us”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures are adequate to make the information presented not misleading. The unaudited financial statements have been prepared on the same basis as our annual financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for a fair presentation in accordance with United States generally accepted accounting principles. The results for the three months ended March 31, 2004 are not necessarily indicative of the results expected for the full year. These financial statements should be read in conjunction with the audited financial statements and accompanying notes included in our Annual Report on Amendment No. 3 on Form 10-K/ A for the year ended December 31, 2003.

2.	Effect of Restatements

      The financial results for the years ended December 31, 2003 and 2002 have been restated to properly account for transactions that were previously inaccurately reflected in the Company’s financial results. The cumulative effect of these restated financial statements increased the previously reported net loss by $1.8 million for the year ended December 31, 2003. These inaccuracies (a) overstated software license revenues due to the timing of delivery of software products and the accounting for certain reseller relationships (b) overstated professional services revenues due to the timing of adjustments to estimates used in determining the recognition of revenue under the percentage of completion method. The restatement also decreased current assets by $0.8 million and increased current liabilities by $1.0 million at December 31, 2003. A summary of the restatement impact on the three months ended March 31, 2003 is set forth below.

Three Months Ended
March 31, 2003

(In thousands except
per share amounts)
Increase in total revenue	$100
Decrease in net loss	48
Net loss per share	0.00

3.	Net Loss per Common Share

      Net loss per common share (“EPS”) is calculated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share.” Under the provisions of SFAS No. 128, basic EPS is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if stock options were exercised, resulting in the issuance of common stock that would share in the earnings of the Company. Potential dilution of the stock options exercisable into common stock is computed using the treasury stock method based on the average fair market value of the stock. In periods where the Company has a net loss, the effect of all common stock equivalents is excluded from the computation of diluted EPS since their effect would decrease the loss per share. The diluted weighted average common shares calculation for the three months ended March 31, 2004 and 2003 excludes 834,701 and 457,895 options, respectively, to purchase common stock because their effect would have been anti-dilutive under the treasury stock method and excludes all options to purchase common stock because their effect would have been anti-dilutive to the net loss.

QUOVADX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Asset Impairments

      In the first quarter of 2004, the Company incurred impairment charges totaling $7.1 million. Impairment charges totaling $6.8 million were recorded as a component of cost of revenue and the remaining $0.3 million was recorded within amortization of intangible assets. The Company wrote down $4.4 million of its internally developed and acquired capitalized software related to certain discontinued products. The Company’s decision to discontinue or suspend the development of these products resulted from a review conducted by the new management to refocus the Company’s resources to products that will generate revenues in the near term and conserve cash flows. Based on this review, certain internally developed and acquired software assets were deemed impaired because projected cash flows did not exceed the net book value of the asset.

      In the fourth quarter of 2003, the Company prepaid $0.9 million to Infotech Network Group (“Infotech”) for professional services. In March 2004, the Company prepaid Infotech an additional $2.1 million for professional services. Payments totaling $1.7 million were written off in the first quarter of 2004 because the asset was deemed not recoverable due to Infotech’s inability to provide assurances that it can deliver those services in the future. The Company expensed $0.4 million of prepaid services to cost of sales and research and development related to services Infotech provided in the first quarter of 2004.

      The Company also wrote down $0.7 million of deferred costs related to its transaction business. The deferred costs were written down to their expected realizable value because the total balance of the asset was not recoverable due to the cancellation of certain contracts and lower than expected revenues on other contracts. As of March 31, 2004, the Company had remaining deferred costs relating to its transaction business totaling $0.6 million.

5.	Acquisitions

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

      The Company has retained an independent appraiser to assist with assigning the fair values to the identifiable intangibles acquired from Rogue Wave. The appraisal is expected to be completed by the third quarter of 2004. The preliminary estimate of goodwill, software and identifiable intangible assets acquired is $34.4 million, $10.6 million and $4.6 million, respectively. The Company has not completed its allocation of goodwill by reporting segment. The Company expects to complete the allocation in the third quarter of 2004. The amount of goodwill that will be assigned to a reporting unit will be determined by allocating the purchase price to the assets and liabilities of each reporting unit. The goodwill recognized in the Rogue Wave acquisition is not subject to amortization but will be tested for impairment annually or more frequently if events or changes in circumstances indicate the asset might be impaired. The identifiable intangible assets will be amortized over their estimated lives.

      On September 19, 2003, Quovadx consummated the acquisition of CareScience, Inc. CareScience stockholders received a fixed exchange rate of $1.40 cash and 0.1818 shares of Quovadx’s common stock for each share of CareScience common stock they owned. The purchase price totaling $30.1 million included 2,415,900 shares of Quovadx common stock issued in exchange for all outstanding shares of CareScience capital stock, cash of $4.7 million, net of cash acquired, and $2.3 million in merger-related costs, including transaction fees and stock option payout. The Company retained an independent appraiser to assist with the assigning of the fair values to the identifiable intangibles acquired from CareScience. The acquisition

QUOVADX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

generated goodwill, software and customer base intangible assets acquired of $12.8 million, $0.8 million and $8.6 million, respectively.

      The unaudited pro forma results of operations as though the Rogue Wave and CareScience acquisitions had been completed as of January 1, 2003 are as follows (in thousands except for per share amounts):

Three Months Ended
March 31, 2003

Revenues	$29,118
Net Loss	(4,664)
Net Loss per share	(0.12)

6.	Segment Information

      Segment information has been prepared in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The Company defines operating segments as components of an enterprise for which discrete financial information is available and is reviewed regularly by the chief operating decision-maker or decision-making group, to evaluate performance and make operating decisions. The chief operating decision-making group reviews the revenue and margin by the nature of the services provided and reviews the overall results of the Company. Accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K/A, Amendment 3 for the year ended December 31, 2003.

      The Company operates in three segments: software license, professional services, and recurring revenue. The software license segment includes revenue from software license sales and software subscriptions. The professional services segment includes revenue generated from software implementation, development, and integration. The recurring revenue segment includes revenue generated from outsourcing, hosting, software maintenance, transactions, and other recurring services. The segment information for the three months ended March 31, 2004 is reflected in the condensed consolidated statements of operations.

7.	Goodwill and Other Intangible Assets

      Intangible assets recognized in the Company’s acquisitions are being amortized over their estimated lives ranging from three to eight years. The following table provides information relating to the Company’s intangible assets as of March 31, 2004):

		Accumulated
	Cost	Amortization	Total

	(In thousands)
Amortizable intangible assets:
Customer base	$19,002	$(3,044)	$15,958
Tradenames	465	(67)	398
Other	2,224	(2,025)	199

Total	$21,691	$(5,136)	$16,555

QUOVADX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Rogue Wave	CareScience	Total

Goodwill:
Balance at December 31, 2003	$34,697	$13,318	$48,015
Reconciliation of opening balances	(866)	(194)	(1,060)
Acquisition expenses	—	(357)	(357)
Lease restructuring	608	—	608

Balance at March 31, 2004	$34,439	$12,767	$47,206

8.	Software

      The following table provides information relating to the Company’s capitalized and acquired software as of March 31, 2004:

		Accumulated
	Cost	Amortization	Total

	(In thousands)
Software:
Acquired Software	$33,774	$(13,295)	$20,479
Capitalized Software	9,591	(7,116)	2,475

Total	$43,365	$(20,411)	$22,954

      During the first quarter of 2004, the Company impaired $4.4 million of previously capitalized and acquired software costs due to management’s decision to discontinue marketing and developing the software products associated with these costs.

9.	Stock Option Compensation

      At March 31, 2004, the Company had three stock option plans and an employee stock purchase plan. The Company has elected to account for stock-based compensation arrangements using the intrinsic value method under the provisions of Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”. Under this method, stock compensation is recognized to the extent that the exercise price is less than the market price for the underlying stock on the date of grant. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands except per share amounts).

	Three Months Ended
	March 31,

	2004	2003

		(Restated)

	(In thousands)
Net loss:
As reported	$(12,782)	$(2,726)
Plus: stock based compensation under intrinsic value method	113	—
Less: stock based compensation under fair value method	(1,293)	(1,004)

Pro forma net loss	$(13,962)	$(3,730)

QUOVADX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	March 31,

	2004	2003

		(Restated)
Net loss per common share:
As reported	$(0.33)	$(0.09)
Pro forma	(0.36)	(0.12)

10.	Line of Credit

      In 2003, the Company established a line of credit with a commercial bank that allowed the Company to borrow cash, or issue letters of credit, up to a maximum of $4.0 million on a secured basis at the bank’s prime rate of interest. On December 9, 2003, the Company reduced the line of credit to $3.1 million. At March 31, 2004, $675,000 of the line of credit was used to secure letters of credit on two leases, leaving the remaining $2.46 million available under the line. The revolving line of credit was secured by the Company’s assets, exclusive of intellectual property assets. The line of credit contained covenants including a minimum cash requirement, restrictions on mergers and acquisitions, obtaining additional indebtedness and dividends. At March 31, 2004, the Company received a waiver from the bank because the Company was not in compliance with the minimum cash requirement covenant. The waiver expired on May 28, 2004 and the line of credit was terminated by the Company.

11.	Comprehensive Loss

      Total comprehensive loss for the three months ended March 31, 2004 and 2003 was as follows (in thousands):

	Three Months Ended
	March 31,

	2004	2003

		(Restated)

	(In thousands)
Net loss	$(12,782)	$(2,726)
Other comprehensive income:
Foreign currency translation	199	—

Comprehensive loss	$(12,583)	$(2,726)

      The foreign currency translation amounts relate to our subsidiaries in Europe and Asia.

12.	Commitments and Contingencies

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

QUOVADX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

QUOVADX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

those asserted in the original complaint, and includes allegations regarding the Company’s accounting for certain additional transactions. On July 14, 2004, the Company filed a motion to dismiss the first amended complaint in Heller. The class actions are still in the preliminary stages, and it is not possible for us to quantify the extent of potential liability, if any.

      On March 22, 2004, a shareholder derivative action was filed in the District Court of Colorado, County of Arapahoe, entitled Marcoux v. Brown et al., against the members of the Board of Directors and certain now-former officers of Quovadx alleging breach of fiduciary duty and other violations of state law. The Company is named solely as a nominal defendant against which no recovery is sought. This complaint generally is based on the same facts and circumstances as alleged in the class action complaints discussed above, alleging that the defendants misrepresented Quovadx financial projections and that one of the defendants violated state laws relating to insider trading. The action seeks damages in an unspecified amount against the individual defendants, disgorgement of improper profits and attorney’s fees, among other forms of relief. On April 13, 2004, the Company and its nonexecutive directors filed a motion to dismiss the action. On or about April 21, 2004, a second, nearly identical shareholder derivative complaint, seeking the same relief, was filed in the United States District Court for the District of Colorado, entitled Thornton v. Brown et al. The plaintiffs in both of the shareholder derivative actions are represented by the same local counsel. On or about May 20, 2004, a third, nearly identical shareholder derivative complaint, seeking the same relief, was filed in the District Court of Colorado, County of Arapahoe, entitled Jaroslawicz v. Brown, et al. On May 21, 2004, the Court entered an order in Marcoux directing that the Company, named as a nominal defendant, be realigned as a plaintiff in the action and remanding the action back to state court. Subsequently, the plaintiff in Thornton voluntarily dismissed his action from federal court and refiled in state court. The three shareholder derivative actions are now all pending in the Colorado state court. A stipulation consolidating the three actions and setting a date for the filing of a consolidated amended complaint is currently before the state court for approval. The shareholder derivative actions are still in the preliminary stages, and it is not possible for us to quantify the extent of potential liability, if any.

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

      On May 17, 2004, a purported class action complaint was filed in the United States District Court for the District of Colorado, entitled Henderson v. Quovadx, Inc. et al., Case No. 04-M-1006 (OES), against Quovadx, Inc., its now-former Chief Executive Officer, its now-former Chief Financial Officer and its Board of Directors. The complaint alleged violations of Section 11 and Section 15 of the Securities Act of 1933, as amended, purportedly on behalf of all former shareholders of Rogue Wave Software, Inc. who acquired Quovadx common stock in connection with the Company’s exchange offer effective December 19, 2003. The claims are based upon the same theories and allegations as asserted in the Section 10(b) class actions described above. The Court denied plaintiff’s motion to consolidate this Section 11 action with the Section 10(b) cases and authorized the two competing lead plaintiff candidates to take discovery of each other in advance of a hearing on the appointment of lead plaintiff. On July 14, 2004, the Company filed an answer to the Section 11 complaint, denying allegations of wrongdoing and asserting various affirmative defenses. The individual defendants filed a motion to dismiss the Section 11 complaint. This class action also is in the preliminary stages, and it is not possible for us to quantify the extent of potential liability, if any.

      On July 28, 2004, Ronald Renjilian, a former employee, filed a Sarbanes-Oxley whistle blower complaint against the Company with the U.S. Department of Labor Occupational Safety and Health Administration.

QUOVADX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

13.     Related Party Transactions

      The corporate secretary of the Company is a partner of a law firm which performs legal services for the Company. The accompanying financial statements include expenses related to this law firm of $0.2 million for the three months ended March 31, 2004.

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

      The reader is cautioned that we are filing our amended annual report on Form 10-K/ A for the year ended December 31, 2003 and our quarterly reports on Form 10-Q for the periods ended March 31 and June 30, 2004. It is recommended that the above referenced annual report be read together with this Form 10-Q to better understand our business, results of operations and financial condition as reported in this document.

Significant Events in 2004

      During the first and second quarters of 2004 a number of key events occurred that affected our business operations and business prospects and required significant senior management attention, including restatement of previously published financial statements. Our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) resigned and were replaced by Harvey A. Wagner, Acting President & CEO, effective May 1, 2004 and Melvin L. Keating, Acting CFO, effective April 13, 2004. After their respective appointments, other management changes have been made, primarily involving terminations and promotions in financial and sales management.

      Internal Review. During the second quarter of 2004, we began an internal review of our historical accounting policies, practices and controls in preparation for our first quarter 2004 quarter-end closing and financial statement preparation under the new management team. As a result of this review, on May 13, 2004 we delayed reporting our first quarter 2004 Form 10-Q. Previously, on March 15, 2004 we had announced the need to restate the third quarter of 2003 financial results. Our Audit Committee retained independent counsel to conduct a full investigation of our relationship with Infotech Network Group (“Infotech”) and the circumstances leading up to that restatement. Additionally, under the direction of our Board of Directors and with the advice of outside counsel and our independent registered public accountants, our new management conducted an internal review and investigation of prior periods to determine whether there were additional revisions to be made. As a result, we are amending and refiling our 2003 annual report on Form 10-K/ A simultaneously with filing our 2004 Forms 10-Q.

      SEC Proceedings. In December 2003, we were notified by the US Securities and Exchange Commission (SEC) that it was conducting an informal inquiry into selected transactions completed the in third quarter of 2002. In March 2004, we voluntarily notified the SEC that we would restate our financial results for the unaudited third quarter of 2003; after this notification, the SEC informed us that its informal inquiry would be expanded to include our relationship with Infotech Network Group and would become a formal investigation. In April 2004, we received notice from the SEC of a formal order of investigation and subpoena. This investigation is ongoing.

      Legal Proceedings. Following our March restatement announcement, various shareholder class-action and derivative lawsuits have been filed against the Company, certain former officers and, in the case of certain of the lawsuits, against our independent directors. For a further description of the nature and status of these legal proceedings, see “Part II, Item 1 — Legal Proceedings.”

      Enhanced Financial Disclosure Controls. Our ongoing internal review includes an evaluation of our policies and procedures for disclosure and internal controls, corporate governance and other processes, in order to ensure the quality, consistency and timeliness of our financial information and reporting. We continue to invest financial resources in upgrading our financial reporting processes and capabilities, including hiring additional personnel, utilizing outside consultants and implementing new review processes. We plan to continue investing significant resources on this initiative and in preparation for additional reporting on internal controls as required by Section 404 of the Sarbanes-Oxley Act.

Overview

      We generate revenue from three segments: software licenses, professional services, and recurring revenue. The software license segment includes revenue from perpetual software license sales and from software subscriptions. The professional services segment includes revenue generated from software implementation, development, and integration. The recurring revenue segment includes revenue generated from outsourcing, hosting, software maintenance, transactions, and other recurring services.

Critical Accounting Policies and Estimates

      The consolidated financial statements are prepared in conformity with United States generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company relies on significant estimates in preparing the financial statements in allocating the purchase price of its acquisitions to the assets and liabilities acquired and to evaluate the adequacy of the allowance for bad debt, the percentage of completion of fixed priced professional service contracts, the recoverability of deferred tax assets and the recoverability of capitalized software costs. Actual results could differ from those estimates. The Company believes that the following accounting policies involve a higher degree of judgment and complexity.

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

      The Company recorded $47.2 million of goodwill resulting from its 2003 acquisitions. Effective January 1, 2002, SFAS No. 142 requires that goodwill be tested annually for impairment and more frequently if events or changes in circumstances indicate assets might be impaired. A significant decline in our stock price, projected revenue, projected earnings growth or projected cash flows are examples of such circumstances. The impairment test involves the use of estimates related to the fair value of the reporting units with which the goodwill is associated. The estimate of fair value requires significant judgment, including future cash flows and discount rates. Any loss resulting from an impairment test would be reflected in our statements of operations.

      In connection with our acquisitions, we are required to recognize other intangible assets separate and apart from goodwill if such assets arise from contractual or other legal rights or if such assets are separable from the acquired businesses. Other intangible assets include, developed technology, customer-related assets such as order backlog, and trade name. Determining a fair value for such items requires a high degree of judgment, assumptions, and estimates, including future cash flows generated from the assets and discount rates. In certain situations, where deemed necessary, we may use third parties to assist us with such valuations. In addition, these intangible assets are to be amortized over the best estimate of their useful life. At March 31, 2004 we had intangible assets of $16.6 million, net of amortization.

      We have estimated amounts for direct costs of our acquisitions, merger-related expenses, and liabilities related to our business combinations in accordance with Emerging Issues Task Force Issue 95-3, “Recognition of Liabilities in Connection with a Purchase Combination.” We also recorded significant acquisition-related restructuring charges, in connection with our abandonment of certain leased facilities through our business combinations. The lease abandonment costs were estimated to include remaining lease liabilities offset by an estimate of sublease income. Estimates related to sublease costs and income are based on the assumptions regarding the period required to sublease the facilities and the likely sublease rates. Materially different reported results would be likely if any of the stated costs or expenses were different from our estimates.

Software Development Costs

      Software development costs are required to be expensed until the point that technological feasibility of the product is established. Once technological feasibility is established, such costs are capitalized until the product has reached general availability. The establishment of technological feasibility and continuing evaluation of the recoverability of the capitalized software development costs requires management’s judgment with respect to the impact of external factors such as future revenue, estimated economic life and changes in software and hardware technologies. Capitalized software development costs are amortized on a straight-line basis over an estimated life, which is generally three years. The Company capitalizes internal and external labor costs incurred in developing the software once technological feasibility is attained. During the first quarter of 2004, the Company incurred impairment charges totaling $3.3 million of previously capitalized software costs due to management’s decision to discontinue marketing the software products associated with these costs. At March 31, 2004, the Company had $2.5 million of capitalized software development costs, net of amortization.

Results of Operations

      The following table sets forth, for the periods indicated, certain items from the Company’s statements of operations as a percentage of total revenue:

	Three Months Ended
	March 31,

	2004	2003

		(Restated)
Revenue:
Software license	31.3%	31.0%
Professional services	19.3	26.0
Recurring services	49.4	43.0

Total revenue	100.0	100.0

Cost of revenue:
Software license	17.5	16.6
Professional services	18.0	17.5
Recurring services	26.6	27.9
Asset impairments	28.6	—

Total cost of revenue	90.7	62.0

	Three Months Ended
	March 31,

	2004	2003

		(Restated)
Gross profit	9.3	38.0

Operating expenses:
Sales and marketing	27.6	21.9
General and administrative	15.6	17.3
Research and development	15.6	12.8
Amortization of acquired intangible assets	5.0	2.6

Total operating expenses	63.8	54.6

Loss from operations	(54.5)	(16.6)
Interest income, net	0.5	1.1

Net loss	(54.0)%	(15.5)%

Comparison of the Company’s Results for the Three Months Ended March 31, 2004 and 2003.

      Total revenue. Total revenue increased $6.1 million, or 35%, to $23.7 million for the three months ended March 31, 2004 from $17.5 million for the three months ended March 31, 2003. Software license revenue was $7.4 million for the three months ended March 31, 2004, an increase of $2.0 million or 36% from the three months ended March 31, 2003. The increase in software license revenue was due to the addition of CareScience and Rogue Wave, which added license revenue of $1.3 million and $3.7 million, respectively. This increase was partially offset by a $3.1 million decrease in product sales for Platform V and Insurenet. Amidst the general decline in professional services revenue, revenue from professional services increased minimally from the first quarter of 2003 because the addition of CareScience and Rogue Wave services added revenue totaling $1.7 million in the 2004, to offset the decrease from the completion of several large contracts in early 2003. Recurring revenue increased 55% to $11.7 million for the three months ended March 31, 2004 from $7.5 million in the comparable 2003 period. The increase was primarily due to the addition of CareScience and Rogue Wave which, added $1.0 million and $2.8 million, respectively, for the three months ended March 31, 2004.

      Cost of revenue. Cost of revenue increased $10.6 million, or 98%, to $21.5 million for the three months ended March 31, 2004 from $10.9 million from the three months ended March 31, 2003. Of the $10.6 million increase $6.8 was attributable to a non-cash charge for asset impairments incurred during the first quarter of 2004. The Company wrote down $4.4 million of its internally developed and acquired capitalized software. The Company’s decision to discontinue products resulted from the new management’s effort to refocus the Company’s resources to products that will generate revenues in the near term and conserve cash flows. In the fourth quarter of 2003, the Company prepaid $0.9 million to Infotech Network Group (“Infotech”), an Indian company, for professional services. In March 2004, the Company prepaid Infotech an additional $2.1 million for professional services. The payments totaling $1.7 million were written off in the first quarter of 2004 because a portion of the asset was deemed not recoverable due to the Company’s deteriorating relationship with Infotech and Infotech’s inability to provide assurances that it can deliver those services in the future. The Company also wrote down $0.7 million of deferred costs related to our transaction business. The deferred costs were written down because the asset was not recoverable due to the cancellation of certain contracts and lower than expected revenues on other contracts. The cost of revenue for the license segment increased 42% or $1.2 million to $4.1 million from $2.9 million as a result of the revenue increase. Software amortization excluding the write downs was $2.4 million for the three months ended March 31, 2004. The increase in software amortization was primarily related to the addition of $0.8 million and $10.6 million of software acquired in the CareScience and Rogue Wave acquisitions. The software balance for Rogue Wave is a preliminary estimate and will be finalized upon receipt of an independent appraisal. Recurring services costs increased 29% to $6.3 million for the first quarter of 2004 from $4.9 million in the comparable period of 2003.

CareScience and Rogue Wave added $1.2 million to recurring revenue costs. Professional services costs increased 40% to $4.3 million for the first quarter of 2004 from $3.1 million in the comparable period of 2003. CareScience and Rogue Wave acquisitions added $1.4 million to cost of revenue related to services for the three months ended March 31, 2004.

      Sales and marketing. Sales and marketing expenses increased $2.7 million, or 70%, to $6.5 million for the three months ended March 31, 2004 from $3.8 million for the three months ended March 31, 2003. $2.3 million of the increase is primarily related to the CareScience and Rogue Wave acquisitions which, added 8 and 47 employees, respectively, to sales and marketing expense for the period. In addition, bonus and commission expense increased due to higher software sales.

      General and administrative. General and administrative expenses increased $0.7 million, or 22%, to $3.7 million for the three months ended March 31, 2004 from $3.0 million from the year earlier period. The increase in general and administrative expenses was primarily due to an increase in legal expenses. Offsetting the increase in legal expenses was $0.4 million of bad debt recovery.

      Research and development. Research and development expenses increased $1.4 million, or 64%, to $3.7 million for the three months ended March 31, 2004 from $2.2 million for the three months ended March 31, 2003. This increase is primarily due to personnel additions from the Rogue Wave and CareScience acquisitions that added 27 and 27 employees, respectively. This headcount increase added $1.8 million of costs related to research and development to the first quarter of 2004. Partially offsetting this increase, capitalized software costs increased $0.2 million to $0.8 million for the first quarter of 2004 from $0.6 million for the first quarter of 2003.

      Amortization of acquired intangibles. The amortization of acquired intangibles results from assets purchased through our business acquisitions. Intangible assets amortization for the three months ended March 31, 2004 increased $0.7 million from the three months ended March 31, 2003. The increase is due to the addition of CareScience and Rogue Wave intangibles assets acquired in 2003 totaling $8.6 million and $4.6 million, respectively. The intangible asset balance for Rogue Wave is a preliminary estimate and will be finalized upon receipt of the appraisal.

      Interest income. Interest income includes interest income on cash and cash equivalents. Interest income decreased $0.1 million for the three months ended March 31, 2004 when compared to the three months ended March 31, 2003. The decrease in interest income is due to the decrease in the Company’s cash and cash equivalents balance which were used to fund operations.

      Income tax benefit. A provision for federal and state income taxes has not been recorded for the three months ended March 31, 2004 and 2003, as we have incurred a net operating loss for the three months ended March 31, 2004 and for the twelve months ended December 31, 2003. We believe that, based on the history of losses and other factors, the weight of available evidence indicates that it is more likely than not that we will not be able to realize our deferred tax assets, and thus a full valuation allowance has been recorded against such assets as of March 31, 2004 and December 31, 2003.

Liquidity and Capital Resources

      We have historically financed our operations through a combination of private sales of common and convertible preferred stock, issuances of convertible promissory notes and public sales of common stock. Since our IPO in February 2000, we have financed our operations with the proceeds of that offering and cash flows from operations.

      We expect to use our cash, cash equivalents and short term investments for general corporate purposes, working capital and capital expenditures and to fund our operations. The amounts and timing of our actual expenditures will depend upon numerous factors, including the status of our product development efforts, marketing and sales activities, competition in the marketplace and the amount of cash generated by our operations. We may find it necessary or advisable to use portions of our cash, cash equivalents and short term investments for other purposes. Pending use of our cash, cash equivalents and short term investments for the above purposes, we intend to invest such funds in short-term, interest-bearing, investment-grade securities.

      In the fourth quarter of 2003, the Company prepaid $0.9 million to Infotech Network Group (“Infotech”) for professional services. In March 2004, the Company prepaid Infotech an additional $2.1 million for professional services; $1.7 million was written off in the first quarter of 2004 as a portion of the asset was deemed not recoverable due to the deterioration of the Company’s relationship with Infotech and Infotech’s inability to provide assurances that it can deliver these services in the future.

      Net cash used in operating activities was $9.2 million for the three months ended March 31, 2004 compared to $1.8 million for the three months ended March 31, 2003. The increase in net cash used in operating activities for the three months ended March 31, 2004 compared to the three months ended March 31, 2003 is mainly due to the increase in net loss, a decrease in the accounts payable and accrued liabilities balances and a $2.1 million prepayment to Infotech for professional services increasing total payments to Infotech to $3.0 million.

      Net cash provided by (used in) investing activities for the three months ended March 31, 2004 was ($1.1) million compared to $9.4 million for the three months ended March 31, 2003. Net cash provided by investing activities for the three months ended March 31, 2003 was primarily related to net short-term securities sales of $10.3 million. Net cash used in investing activities for the three months ended March 31, 2004 resulted from the purchases of equipment and capitalized software costs.

      Net cash provided by financing activities for the three months ended March 31, 2004 and 2003 was $0.5 million and $6,000, respectively, resulted from the exercise of stock options.

      In 2003, the Company established a line of credit with a commercial bank that allowed the Company to borrow cash, or issue letters of credit, up to a maximum of $4.0 million on a secured basis at the bank’s prime rate of interest. On December 9, 2003, the line of credit was reduced to $3.1 million. At March 31, 2004, $675,000 of the line of credit was used to secure letters of credit on two leases, leaving the remaining $2.46 million available under the line. The revolving line of credit was secured by the Company’s assets, exclusive of intellectual property assets. The line of credit contained covenants including a minimum cash requirement, restrictions on mergers and acquisitions, obtaining additional indebtedness and dividends. At March 31, 2004, the Company received a waiver from the bank because the Company was not in compliance with the minimum cash requirement covenant. The waiver expired on May 28, 2004 and the line of credit was terminated by the Company.

      On March 31, 2004, the Company had $0.1 million in open purchase commitments. The Company acquired its WebAccel product from CMI Corporate Marketing, d/b/a Compuflex International (“Compuflex”) in August, 2003. An executive officer of the Company is the sole stockholder of CMI Corporate Marketing and has received, and will continue to receive, royalty fees from the Company in accordance with the terms of the purchase agreement. Through March 31, 2004, the Company had paid Compuflex $0.1 million.

      The Company’s cash, cash equivalents, and short-term investment balances are expected to be sufficient to meet its anticipated liquidity needs for working capital and capital expenditures for the next 12 months. At July 31, 2004, the Company’s cash, cash equivalents and short-term investments balance was $17.4 million. From January 2004 through June 2004, the Company’s normal attrition and a reduction in its workforce reduced headcount by 143 positions as part of a focused effort to better align its total costs of doing business with its revenue stream and preserving cash. If additional capital resources were required for working capital or to grow our business internally, we may seek other financing arrangements. We cannot be assured that any financing arrangements will be available in amounts or on terms acceptable to us in the future.

RISK FACTORS

      The following risk factors could materially and adversely affect our operating results and could cause actual events to differ materially from those predicted in any forward-looking statements related to our business.

We have historically incurred losses and we may not be able to sustain profitability.

      We incurred losses for the years ended December 31, 2003, 2002 and 2001. As of March 31, 2004, we had an accumulated deficit of $170 million. Since our IPO in February of 2000, we have funded our business primarily from the cash generated from the sale of our stock and cash flow from operations. We expect to continue to incur significant sales and marketing, research and development and general and administrative expenses that may exceed our revenue. As a result, we may experience losses and negative cash flows in the future. Failure to achieve and maintain profitability may cause our stock price to decline and impair our business and financial prospects.

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

      For a further description of the nature and status of these legal proceedings see, “Item 3—Legal Proceedings.”

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

      Due to concerns related to our restatements, late SEC filings, possible NASDAQ delisting and shareholder litigations, we could encounter a significant increase in departures of key employees from the Company. While we are taking steps to support employee retention, there can be no assurances that key employees will not leave the Company for other jobs thus impairing our ability to meet commitments and sustain revenue.

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

      We have invested significant financial and management resources in reorganizing and enhancing our software sales effort. These efforts have been expensive and they have required, and we expect will continue to require, considerable executive management time and oversight, thus diverting resources from other aspects of our business. If for any reason this strategy is not successful, and we do not achieve increased software sales as anticipated, then our stock price may decline, and our business prospects and financial condition may be adversely affected.

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

      We currently develop and market our products primarily in the United States. As a majority of sales are currently made in U.S. dollars, a strengthening of the dollar could make our product less competitive in foreign markets. Since the U.S. dollar is considered the primary currency for the Company’s international operations, transactions that are completed in a foreign currency are translated into U.S. dollars and recorded in the financial statements. Translation gains or losses were not significant in any of the periods presented and the Company does not believe it is currently exposed to any material risk of loss on this basis. The Company does not currently use any hedging strategies to minimize any translation risks.

      Our interest income is sensitive to changes in the general level of U.S. interest rates. Due to the short term-term nature of our investments, we believe that there is no material interest risk exposure. Based on the foregoing, no quantitative disclosures have been provided.

Item 4.	Controls and Procedures

      As described in footnote 2, beginning in April 2004, the Company’s acting chief executive officer and acting chief financial officer have conducted a review of the Company’s accounting practices and policies and of the company’s prior period results. This review included an evaluation of disclosure controls and procedures, and internal controls and procedures, applicable to the period covered by and existing through the filing of this periodic report. Based on that review, the Company’s acting chief executive officer and acting chief financial officer have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information the Company is required to disclose in its reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported accurately. As noted below, however, in light of the restatements that new management determined were required in the periods ending on and prior to December 31, 2003, our acting chief executive officer and acting chief financial officer have identified weaknesses in our internal controls that existed during periods prior to March 31, 2004.

      As more fully described elsewhere in this Form 10-Q, we postponed the release of our financial results for the quarter ended March 31, 2004. On March 15, 2004 we announced that we would delay the filing of our annual report on Form 10-K for the year ended December 31, 2003 to restate our 2003 third quarter financial results and revise our previously announced preliminary 2003 fourth quarter and full year financial results. On April 12, 2004 we announced the resignation of the company’s President and Chief Executive Officer and of the Chief Financial Officer. On May 13, 2004, we announced that new management had identified certain issues that might further affect our 2003 financial statements. Additionally, we announced that the company was conducting a review of past accounting practices. During the course of our review, and with the assistance of our independent registered public accounting firm, our independent auditors, we determined that the accounting with respect to certain prior period transactions required adjustments. As a result, we have restated our consolidated financial statements for the years ended December 31, 2003 and 2002.

      In connection with our restatements, we and our independent registered public accounting firm, identified and reported to our audit committee significant internal control matters that collectively constitute “material weaknesses.” These internal control matters, any one or more of which may individually or together constitute a material weakness, include: inadequate management level controls; inadequate credit screening procedures and controls; inadequate shipping procedures and controls; inadequate procedures for adding new products to the products available for sale; inadequate controls over the price book and inadequate procedures for establishing revenue recognition on services.

      Beginning in April 2004, through the filing date of this report, we have begun to implement changes to address these internal control weaknesses. These measures include the following:

•	We have hired a new Acting President and Chief Executive Officer and a new Acting Chief Financial Officer who have expertise in financial controls and reporting, to improve the overall quality and level of experience in our finance and accounting organization.

•	We have implemented a Code of Business Conduct and Ethics. We have communicated to senior management and all employees the importance of these requirements, which each has acknowledged, and will be conducting training.

•	We have implemented a formal whistle blower reporting system through a third party provider to enable employees to identify potential concerns or ethical issues on an anonymous basis. We have communicated to employees the availability of this system and are conducting training on this system.

•	We are in the process of making changes in our shipping procedures to provide more detailed information regarding product shipments. We have completed these changes in our Rogue Wave Software division and have nearly completed them in our Integration Solutions division; no changes are required in the CareScience division which licenses on an ASP basis.

•	We are in the process of making changes in our procedures for verifying the creditworthiness of prospective customers.

•	We have made changes to procedures for estimating fees and establishing revenue recognition on our services work.

•	We are initiating additional training of our sales organizations regarding revenue recognition rules.

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

      The improvements described above have all been made subsequent to the period ended March 31, 2004 and there have been no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. No significant changes were made in the Company’s internal controls during the quarters ended December 31, 2003 and March 31, 2004.

      Appearing as exhibits to this report are the certifications of our acting chief executive officer and acting chief financial officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002. The disclosures set forth in this Item 4 contain information concerning the evaluation of our disclosure controls and procedures, and changes in internal control over financial reporting, referred to in paragraphs 4(c) and (d) of the certifications. This Item 4 should be read in conjunction with the certifications for a more complete understanding of the topics presented.

PART II:

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

      On March 22, 2004, a shareholder derivative action was filed in the District Court of Colorado, County of Arapahoe, entitled Marcoux v. Brown et al, against the members of the Board of Directors and certain now-

former officers of Quovadx alleging breach of fiduciary duty and other violations of state law. The Company is named solely as a nominal defendant against which no recovery is sought. This complaint generally is based on the same facts and circumstances as alleged in the class action complaints discussed above, alleging that the defendants misrepresented Quovadx financial projections and that one of the defendants violated state laws relating to insider trading. The action seeks damages in an unspecified amount against the individual defendants, disgorgement of improper profits and attorney’s fees, among other forms of relief. On April 13, 2004, the Company and its nonexecutive directors filed a motion to dismiss the action. On or about April 21, 2004, a second, nearly identical shareholder derivative complaint, seeking the same relief, was filed in the United States District Court for the District of Colorado, entitled Thornton v. Brown et al. The plaintiffs in both of the shareholder derivative actions are represented by the same local counsel. On or about May 20, 2004, a third, nearly identical shareholder derivative complaint, seeking the same relief, was filed in the District Court of Colorado, County of Arapahoe, entitled Jaroslawicz v. Brown, et al. On May 21, 2004, the Court entered an order in Marcoux directing that the Company, named as a nominal defendant, be realigned as a plaintiff in the action and remanding the action back to state court. Subsequently, the plaintiff in Thornton voluntarily dismissed his action from federal court and refiled in state court. The three shareholder derivative actions are now all pending in the Colorado state court. A stipulation consolidating the three actions and setting a date for the filing of a consolidated amended complaint is currently before the state court for approval. The shareholder derivative actions are still in the preliminary stages, and it is not possible for us to quantify the extent of potential liability, if any.

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

      On May 17, 2004, a purported class action complaint was filed in the United States District Court for the District of Colorado, entitled Henderson v. Quovadx, Inc. et al, Case No. 04-M-1006 (OES), against Quovadx, Inc., its now-former Chief Executive Officer, its now-former Chief Financial Officer and its Board of Directors. The complaint alleged violations of Section 11 and Section 15 of the Securities Act of 1933, as amended, purportedly on behalf of all former shareholders of Rogue Wave Software, Inc. who acquired Quovadx common stock in connection with the Company’s exchange offer effective December 19, 2003. The claims are based upon the same theories and allegations as asserted in the Section 10(b) class actions described above. The Court denied plaintiff ’s motion to consolidate this Section 11 action with the Section 10(b) cases and authorized the two competing lead plaintiff candidates to take discovery of each other in advance of a hearing on the appointment of lead plaintiff. On July 14, 2004, the Company filed an answer to the Section 11 complaint, denying allegations of wrongdoing and asserting various affirmative defenses. The individual defendants filed a motion to dismiss the Section 11 complaint. This class action also is in the preliminary stages, and it is not possible for us to quantify the extent of potential liability, if any.

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

      (b) Reports on Form 8-K. During the quarterly period ended March 31, 2004, the Company filed the following reports on Form 8-K:

•	On February 12, 2004, the Company filed a Current Report on Form 8-K under Items 7 and 12 to furnish our press release announcing our financial results for the fourth quarter and full year ended December 31, 2003.

•	On March 16, 2004, the Company filed a Current Report on Form 8-K under Item 5 regarding the announcement of the delay in the filing of our annual report on Form 10-K for the year ended December 31, 2003 to restate our 2003 third quarter financial results and revise our previously announced preliminary 2003 fourth quarter and full year financial results.

•	On March 29, 2004, the Company filed a Current Report on Form 8-K under Item 5 regarding the announcement of the SEC looking into matters concerning our March 15, 2004 restatement announcement.

SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

QUOVADX, INC.

By:	/s/ HARVEY A. WAGNER

Harvey A. Wagner
Acting Chief Executive Officer
(Principal Executive Officer)

Date: August 16, 2004

By:	/s/ MELVIN L. KEATING

Melvin L. Keating
Acting Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: August 16, 2004

EXHIBIT INDEX

Exhibit
Number		Description of Document

2.1		Agreement and Plan of Merger, dated as of August 13, 2003, by and among CareScience, Inc., the Registrant and Carlton Acquisition Corporation (incorporated by reference to Annex A to the Prospectus filed by the Registrant under Rule 424(b)(3) on September 18, 2003).
2.2		Agreement and Plan of Merger, dated as of November 3, 2003, by and among Rogue Wave Software, Inc., the Registrant and Chess Acquisition Corporation (incorporated by reference to Annex A to the Prospectus filed by the Registrant under Rule 424(b)(3) on December 16, 2003).
3.1		Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended March 31, 2003, filed as of May 13, 2003).
3.2		Bylaws of the Registrant (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-1 of the Registrant, filed as of November 2, 1999, Registration No. 333-90165).
4.1		Specimen stock certificate representing shares of Common Stock of the Registrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of the Registrant, filed as of October 16, 2001).
4.2		Preferred Stock Rights Agreement, dated as of July 24, 2000, between the Registrant and ChaseMellon Shareholder Services, L.L.C., as Rights Agent, including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively (incorporated by reference to Exhibit 1 to the Registration Statement on Form 8-A of the Registrant, filed as of July 28, 2000).
10	.1*	Amended and Restated 1997 Stock Plan and related agreements (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 of the Registrant, filed as of May 16, 2002, Registration No. 333-88408).
10	.2*	Amended and Restated 1999 Employee Stock Purchase Plan and related agreements (incorporated by reference to Exhibit 10.2. the Quarterly Report on Form 10-Q of the Registrant for the quarter ended September 30, 2003, filed as of November 3, 2003).
10	.3*	Amended and Restated 1999 Director Option Plan and related agreements (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8 of the Registrant, filed as of May 16, 2002, Registration No. 333-88408).
10	.4*	Amended and Restated 2000 Nonstatutory Stock Option Plan and related agreements (incorporated by reference to Exhibit 4.9 to the Registration Statement on Form S-8 of the Registrant, filed as of April 1, 2003, Registration No. 333-104184).
10	.5*	Amended and Restated Healthcare.com Corporation Non-Employee Director Stock Option Plan (filed as of August 13, 1999, as Exhibit 10 to the Quarterly Report on Form 10-Q of Healthcare.com Corporation for the quarter ended June 30, 1999, Commission File No. 0-27056, and incorporated by reference to Exhibit 10.42 to the Registration Statement on Form S-4 of the Registrant, filed as of June 29, 2001, Registration No. 333-64282).
10	.6*	Healthcare.com Corporation Adjustment Stock Option Plan (filed as of October 24, 1995, as Exhibit 10.5 to Amendment No. 1 to the Registration Statement on Form S-1 of Healthcare.com Corporation, Registration No. 33-96478, and incorporated by reference to Exhibit 10.43 to the Registration Statement on Form S-4 of the Registrant, filed as of June 29, 2001, Registration No. 333-64282).
10	.7*	Healthcare.com Corporation Restated Stock Option Plan Two (filed as of May 11, 1998, as Exhibit 10.2 to the Quarterly Report on Form 10-Q of Healthcare.com Corporation for the quarter ended March 31, 1998, Commission File No. 0-27056, and incorporated by reference to Exhibit 10.44 to the Registration Statement on Form S-4 of the Registrant, filed as of June 29, 2001, Registration No. 333-64282).
10	.8*	Rogue Wave Software, Inc. 1996 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 to the Post-Effective Amendment No. 1 to Form S-4 on Form S-8 Registration Statement of the Registrant, filed as of January 8, 2004, Registration No. 333-110388).

Exhibit
Number		Description of Document

10	.9*	Rogue Wave Software, Inc. 1997 Equity Incentive Plan (incorporated by reference to Exhibit 4.2 to the Post-Effective Amendment No. 1 to Form S-4 on Form S-8 Registration Statement of the Registrant, filed as of January 8, 2004, Registration No. 333-110388).
10	.10*	Offer letter, dated as of February 20, 2002, to David E. Nesvisky from the Registrant (incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K of the Registrant for the year ended December 31, 2002, filed as of March 31, 2003).
10	.11*	Amended and Restated Employment Agreement, dated as of April 11, 2003, by and between CareScience, Inc. and Ronald A. Paulus (filed as of April 25, 2003, as Exhibit 10.2 to Amendment No. 1 to the Annual Report on Form 10-K/ A of CareScience, Inc. and incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K of the Registrant for the year ended December 31, 2003, filed as of March 18, 2004).
10	.12*	Employment Agreement, dated as of August 25, 2003, by and between the Registrant and Cory Isaacson.
10	.13*	Amendment No. 1 to the Employment Agreement, dated as of August 25, 2003, by and between the Registrant and Cory Isaacson, which amendment was dated March 17, 2004.
10	.14*	Asset Purchase Agreement, dated as of August 25, 2003, by and between CMI Corporate Marketing, Inc. (d/b/a Compuflex International) and the Registrant.
10.15		Office Lease Agreement, effective as of November 8, 1999, between Mountain States Mutual Casualty Company and the Registrant (incorporated by reference to Amendment 1 to the Registration Statement on Form S-1 of the Registrant, filed as of December 17, 1999, Registration No. 333-90165).
10.16		Sublease, dated as of August 24, 2001, between Echo Bay Management Corp. and the Registrant (incorporated by reference to Exhibit 12.1 to the Annual Report on Form 10-K of the Registrant for the year ended December 31, 2001, filed as of March 26, 2002).
10.17		Form of Indemnification Agreement entered into by the Registrant with each of its directors and executive officers (incorporated by reference to Exhibit 11.1 to the Annual Report on Form 10-K of the Registrant for the year ended December 31, 2001, filed as of March 26, 2002).
10.18		Restated License Agreement, dated as of April 1, 1995, between the Trustees of the University of Pennsylvania and Care Management Science Corporation (filed as of March 14, 2000, as Exhibit 10.3 to the Registration Statement on Form S-1 of CareScience, Inc., Registration No. 333-32376 and incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K of the Registrant for the year ended December 31, 2003, filed as of March 18, 2004).
10.19		License Agreement, dated as of July 30, 2001, by and between 3550 University Science Center Associates as licensor and CareScience, Inc., as licensee, for the license to use a portion of a building for a data center (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K of the Registrant for the year ended December 31, 2003, filed as of March 18, 2004).
10.20		Consent of Assignment, dated as of September 18, 2003, by 3550 University City Science Center Associates as licensor (incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K of the Registrant for the year ended December 31, 2003, filed as of March 18, 2004).
10	.21*	Consulting Agreement, dated April 1, 2003, between the Registrant and Compuflex International, Inc.
31.1		Certification of Acting Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2		Certification of Acting Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
32	.1**	Certification of Acting Chief Executive Officer of the Registrant pursuant to Rule 13a-14(b) and Rule 15d-14(b), promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.
32	.2**	Certification of Acting Chief Financial Officer of the Registrant pursuant to Rule 13a-14(b) and Rule 15d-14(b), promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

*	Constitutes a management contract or compensatory plan or arrangement.

**	This certification is furnished to, but not filed, with the Commission. This certification shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Registrant specifically incorporates it by reference.