Form 10-Q
period 2004-06-30
QUOVADX INC
filed 2004-08-16
CIK 1094561

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

      At July 31, 2004, 40,230,265 shares of common stock were outstanding.

QUOVADX, INC.

EXPLANATORY NOTE

      This Quarterly Report on Form 10-Q for the period ending June 30, 2004, is being filed on the same date as the Form 10-Q for the period ending March 31, 2004 and Amendment No. 3 of our Form 10-K/ A which restates our financial results for the years ended December 31, 2003 and 2002. These documents should be read in conjunction to fully understand the restatements contained in the Form 10-K/ A and their impact on the information in this Form 10-Q.

PART I FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements

QUOVADX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2004	2003

	(In thousands, except for
	share and per share amounts)

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,047	$23,688
Short-term investments	5,450	—
Accounts receivable, net of allowance of $2,044 and $2,765, respectively	15,536	17,593
Unbilled accounts receivable	1,897	3,465
Other current assets	2,967	4,304

Total current assets	37,897	49,050
Property and equipment, net	5,073	6,291
Software, net	21,013	28,876
Other intangible assets, net	15,624	17,735
Restricted cash	550	—
Goodwill	46,624	48,015
Other assets	2,081	5,223

Total assets	$128,862	$155,190

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,645	$7,953
Accrued liabilities	11,937	15,881
Unearned revenue	18,245	19,066

Total current liabilities	33,827	42,900
Deferred revenue	281	315

Total liabilities	34,108	43,215

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value; 100,000,000 authorized and 39,724,193 and 38,938,134 shares issued and outstanding, respectively	398	389
Additional paid-in capital	270,157	269,011
Unearned compensation	(170)	(385)
Accumulated other comprehensive income	215	131
Accumulated deficit	(175,846)	(157,171)

Total stockholders’ equity	94,754	111,975

Total liabilities and stockholders’ equity	$128,862	$155,190

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUOVADX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

		(Restated)		(Restated)

	(In thousands, except for per share amounts)

	(Unaudited)
Revenue:
Software license	$5,495	$6,483	$12,901	$11,923
Professional services	4,313	4,317	8,874	8,871
Recurring services	11,770	7,785	23,469	15,324

Total revenue	21,578	18,585	45,244	36,118

Cost of revenue:
Software license	2,880	2,134	7,019	5,052
Professional services	4,069	3,173	8,347	6,238
Recurring services	5,841	5,164	12,133	10,053
Asset impairments	—	—	6,765	—

Total cost of revenue	12,790	10,471	34,264	21,343

Gross profit	8,788	8,114	10,980	14,775

Operating expenses:
Sales and marketing	4,830	4,052	11,364	7,894
General and administrative	6,738	3,146	10,431	6,176
Research and development	3,657	2,246	7,340	4,493
Amortization of acquired intangibles	755	307	1,937	764

Total operating expenses	15,980	9,751	31,072	19,327

Loss from operations	(7,192)	(1,637)	(20,092)	(4,552)
Gain on sales of assets	1,175	—	1,175	—
Interest income, net	127	207	245	396

Net loss	$(5,890)	$(1,430)	$(18,672)	$(4,156)

Net loss per common share — basic and diluted	$(0.15)	$(0.05)	$(0.47)	$(0.14)

Weighted average common shares outstanding — basic and diluted	39,648	30,406	39,544	30,297

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUOVADX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,

	2004	2003

		(Restated)

	(In thousands)

	(Unaudited)
Cash flows from operating activities
Net loss	$(18,672)	$(4,156)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,074	4,412
Amortization of acquired intangibles	1,595	764
Amortization of deferred compensation	356	—
Asset impairment	7,116	—
Gain on sale of an investment	(1,175)	—
Bad debt recovery	(294)	477
Change in assets and liabilities:
Accounts receivable	2,666	2,341
Unbilled accounts receivable	1,568	(2,466)
Other assets	(337)	(1,220)
Accounts payable	(4,307)	160
Accrued liabilities	(2,899)	(496)
Unearned and deferred revenue	(690)	(3,639)

Net cash used in operating activities	(8,999)	(3,823)

Cash flows from investing activities
Purchase of property and equipment	(535)	(569)
Capitalized software	(915)	(1,561)
Sales of short-term investments	—	15,054
Purchases of short-term investments	(5,450)	(4,168)
Proceeds from sale of minority investment	3,135	—

Net cash (used in) provided by investing activities	(3,765)	8,756

Cash flows from financing activities
Proceeds from issuance of common stock	1,014	423

Net cash provided by financing activities	1,014	423

Effect of foreign exchange rate changes on cash	109	—

Net decrease in cash and cash equivalents	(11,641)	5,356
Cash and cash equivalents at beginning of period	23,688	31,244

Cash and cash equivalents at end of period	$12,047	$36,600

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUOVADX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.     Interim Financial Statements

      The accompanying condensed consolidated financial statements of Quovadx, Inc. (“Quovadx,” the “Company,” the “Registrant,” “we” or “us”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures are adequate to make the information presented not misleading. The unaudited financial statements have been prepared on the same basis as our annual financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for a fair presentation in accordance with accounting principles generally accepted in the United States. The results for the three months ended June 30, 2004 are not necessarily indicative of the results expected for the full year. These financial statements should be read in conjunction with the audited financial statements and accompanying notes included in our Annual Report on Amendment No. 3 on Form 10-K/ A, for the year ended December 31, 2003.

2.     Effect of Restatements

      The financial results for the years ended December 31, 2003 and 2002 have been restated to properly account for transactions that were previously inaccurately reflected in the Company’s financial results. The cumulative effect of these restated financial statements increased the previously reported net loss by $1.8 million for the year ended December 31, 2003. These inaccuracies (a) overstated software license revenues due to the timing of delivery of software products and the accounting for certain reseller relationships (b) overstated professional services revenues due to the timing of adjustments to estimates used in determining the recognition of revenue under the percentage of completion method. The restatement also decreased current assets by $0.8 million and increased current liabilities by $1.0 million at December 31, 2003. A summary of the restatement quarterly impact is set forth below.

	Three Months Ended	Six Months Ended
	June 30, 2003	June 30, 2003

	(In thousands except per share amounts)
Decrease in total revenue	$(759)	$(659)
Increase in net loss	(779)	(731)
Net loss per share	(0.03)	(0.03)

3.     Net Loss per Common Share

      Net loss per common share (“EPS”) is calculated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share.” Under the provisions of SFAS No. 128, basic EPS is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if stock options were exercised, resulting in the issuance of common stock that would share in the earnings of the Company. Potential dilution of the stock options exercisable into common stock is computed using the treasury stock method based on the average fair market value of the stock. In periods where the Company has a net loss, the effect of all common stock equivalents is excluded from the computation of diluted EPS since their effect would decrease the loss per share. The diluted weighted average common shares calculation for the three months ended June 30, 2004 and 2003 excludes 540,642 and 521,996 options, respectively, to purchase common stock because their effect would have been anti-dilutive under the treasury stock method and excludes all options to purchase common stock because their effect would have been anti-dilutive to the net loss.

QUOVADX, INC.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Unaudited) — (Continued)

4.     Asset impairments

      In the second quarter of 2004, the Company had no impairment charges. The Company wrote down $4.4 million of capitalized software in the first quarter of 2004 due to a decision to discontinue products that resulted from management’s effort to refocus the Company’s resources to products that will generate revenues in the near term and conserve cash flows.

      In the fourth quarter of 2003, the Company prepaid $0.9 million to Infotech Network Group (“Infotech”) for professional services. In March 2004, the Company paid Infotech an additional $2.1 million prepayment under an outsourcing agreement. The payments totaling $1.7 million were written off in the first quarter of 2004 because a portion of the asset was deemed not recoverable due to Infotech inability to provide assurances that it could deliver services in the future. The Company expensed $1.2 million of the prepaid services to cost of sales and research and development for the six months ended June 30, 2004.

      The Company also wrote down $0.7 million of deferred costs related to its transaction business. The deferred costs were written down to their expected realizable value because the total balance of the asset was not recoverable due to the cancellation of certain contracts and lower than expected revenues on other contracts. As of June 30, 2004, the Company had remaining deferred costs related to its transactions business totaling $0.6 million.

5.     Acquisitions and Divestitures

      On December 19, 2003, Quovadx consummated the acquisition of Rogue Wave Software, Inc. (“Rogue Wave”). In the acquisition, structured as an exchange offer, Quovadx acquired all of the outstanding stock of Rogue Wave for $4.09 in cash and 0.5292 of a share of Quovadx common stock for each share of Rogue Wave Common Stock. The total purchase price for this acquisition was $79.1 million, including 5,656,670 shares of Quovadx common stock, cash of $8.0 million, net of cash acquired, and $3.9 million in merger-related costs including transaction fees.

      The Company has retained an independent appraiser to assist with assigning the fair values to the identifiable intangibles acquired from Rogue Wave. The appraisal is expected to be completed by the third quarter of 2004. The preliminary estimate of goodwill, software and identifiable intangible assets acquired is $33.9 million, $10.6 million and $4.6 million, respectively. The Company has not completed its allocation of goodwill by reporting segment. The Company expects to complete the allocation in the third quarter of 2004. The amount of goodwill that will be assigned to a reporting unit will be determined by allocating the purchase price to the assets and liabilities of each reporting unit. The goodwill recognized in the Rogue Wave acquisition is not subject to amortization but will be tested for impairment annually or more frequently if events or changes in circumstances indicate the asset might be impaired. The identifiable intangible assets will be amortized over their estimated lives.

      On September 19, 2003, Quovadx consummated the acquisition of CareScience, Inc. CareScience stockholders received a fixed exchange rate of $1.40 cash and 0.1818 shares of Quovadx’s common stock for each share of CareScience common stock they owned. The purchase price, totaling $30.1 million, included 2,415,900 shares of Quovadx common stock issued in exchange for all outstanding shares of CareScience capital stock, cash of $4.7 million (net of cash acquired) and $2.3 million in merger-related costs (including transaction fees and stock option payout). The Company retained an independent appraiser to assist with assigning fair values to the identifiable intangibles acquired from CareScience. Based on this appraisal, we have recorded goodwill, software and customer base intangible assets at $12.7 million, $0.8 million and $8.6 million, respectively.

      Operating results for Rogue Wave and CareScience after the date of acquisition are included in the consolidated financial statements.

QUOVADX, INC.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Unaudited) — (Continued)

      The unaudited pro forma results of operations as though Rogue Wave and CareScience acquisitions had been completed as of January 1, 2003 are as follows (in thousands except for per share amounts):

	Three Months	Six Months
	Ended	Ended
	June 30, 2003	June 30, 2003

Revenues	$29,022	$58,140
Net loss	(4,411)	(9,046)
Net loss per share	(0.12)	(0.24)

      In the second quarter 2004, two transactions occurred. The Company sold its minority equity investment in Royal Health Care, LLC (“Royal”). Royal is a healthcare management services company in which Quovadx owned an equity position. The sale price of $3.1 million, paid in cash, was received on June 29, 2004. The Company recorded a $1.2 million gain on the sale of this asset. Royal continues to be a customer under a long term ASP agreement. A director of the Company is on the board of directors of Royal.

      Also in the second quarter, we sold the technology and service contracts of Outlaw Technologies, Inc. to a related party. Outlaw was acquired by the Company in March 2002 for $2.7 million, consisting of $1.8 million in cash and 138,575 shares of Quovadx stock. The Outlaw assets were sold to an employee of Quovadx for $0.2 million in cash and assumed liabilities. The Company had recorded an impairment charge on assets held for sale of $0.7 million in the first quarter of 2004; as a result, this transaction had no financial impact in second quarter 2004. Management deemed these assets did not fit into ongoing strategic plans.

6.     Segment Information

      Segment information has been prepared in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The Company defines operating segments as components of an enterprise for which discrete financial information is available and is reviewed regularly by the chief operating decision-maker or decision-making group, to evaluate performance and make operating decisions. The chief operating decision-making group reviews the revenue and margin by the nature of the services provided and reviews the overall results of the Company. Accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2003.

      The Company operates in three segments: software license, professional services, and recurring revenue. The software license segment includes revenue from software license sales and software subscriptions. The professional services segment includes revenue generated from software implementation, development, and integration. The recurring revenue segment includes revenue generated from outsourcing, hosting, software maintenance, transactions, and other recurring services. The segment information for the three and six months ended June 30, 2004 is reflected in the condensed consolidated statements of operations.

QUOVADX, INC.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Unaudited) — (Continued)

7.	Goodwill and Other Intangibles

      Intangible assets recognized in the Company’s acquisitions are being amortized over their estimated lives ranging from three to eight years. The following table provides information relating to the Company’s intangible assets as of June 30, 2004:

		Accumulated
	Cost	Amortization	Total

	(In thousands)
Amortizable intangible assets:
Customer base	$18,733	$(3,634)	$15,099
Tradenames	465	(88)	377
Other	2,209	(2,061)	148

Total	$21,407	$(5,783)	$15,624

	Rogue Wave	CareScience	Total

Goodwill:
Balance at December 31, 2003	$34,697	$13,318	$48,015
Reconciliation of opening balances	(1,424)	(218)	(1,642)
Acquisition expenses	—	(357)	(357)
Lease restructuring	608	—	608

Balance at June 30, 2004	$33,881	$12,743	$46,624

8.	Software

      The following table provides information relating to the Company’s capitalized and acquired software as of June 30, 2004:

		Accumulated
	Cost	Amortization	Total

	(In thousands)
Software:
Acquired Software	$33,362	$(14,625)	$18,737
Capitalized Software	9,669	(7,393)	2,276

Total	$43,031	$(22,018)	$21,013

      During the first quarter of 2004, the Company impaired $4.4 million of previously capitalized and acquired software cost due to management’s decision to discontinue marketing and developing the software products associated with these costs.

9.     Stock Option Compensation

      At June 30, 2004, the Company had three stock option plans and one employee stock purchase plan. The Company has elected to account for stock-based compensation arrangements using the intrinsic value method under the provisions of Accounting Principles Board Opinion No. 25 (“APB 25”),“Accounting for Stock Issued to Employees.” Under this method, stock compensation is recognized to the extent that the exercise price is less than the market price for the underlying stock on the date of grant. The following table illustrates

QUOVADX, INC.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Unaudited) — (Continued)

the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

		(Restated)		(Restated)

	(In thousands except per share amounts)
Net loss:
As reported	$(5,890)	$(1,430)	$(18,672)	$(4,156)
Plus: stock based compensation under intrinsic value method	253		356	—
Less: stock based compensation recovery/(charge) under fair value method	1,090	(2,451)	(202)	(3,455)

Pro forma net loss	$(4,547)	$(3,881)	$(18,518)	$(7,611)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

		(Restated)		(Restated)
Net loss per common share:
As reported	$(0.15)	$(0.05)	$(0.47)	$(0.14)
Pro forma	(0.11)	(0.13)	(0.47)	(0.25)

      The Company experienced a stock-compensation recovery for the forfeiture of unvested options under the fair value method due to the resignation of senior level executives during the second quarter of 2004.

10.	Line of Credit

      In 2003, the Company established a line of credit with a commercial bank that allowed the Company to borrow cash, or issue letters of credit, up to a maximum of $4.0 million on a secured basis at the bank’s prime rate of interest. On December 9, 2003, the Company reduced the line of credit to $3.1 million. At March 31, 2004, $0.7 million of the line of credit was used to secure letters of credit on two leases, leaving the remaining $2.4 million available under the line. The revolving line of credit was secured by the Company’s assets, exclusive of intellectual property assets. The line of credit contained covenants including a minimum cash requirement, restrictions on mergers and acquisitions, obtaining additional indebtedness and dividends. At March 31, 2004, the Company received a waiver from the bank because the Company was not in compliance with the minimum cash requirement covenant. The waiver expired on May 28, 2004 and the Company terminated the line of credit.

QUOVADX, INC.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Unaudited) — (Continued)

11.     Comprehensive Loss

      Total comprehensive loss for the three months ended June 30, 2004 and 2003 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

		(Restated)		(Restated)

	(In thousands)
Net loss	$(5,890)	$(1,430)	$(18,672)	$(4,156)
Other comprehensive income (loss):	(115)	—	84	—

Comprehensive loss	$(6,005)	$(1,430)	$(18,588)	$(4,156)

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

QUOVADX, INC.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Unaudited) — (Continued)

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

QUOVADX, INC.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Unaudited) — (Continued)

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

13.     Related Party Transactions

      The Corporate Secretary of the Company is a partner of a law firm which performs legal services for the Company. The accompanying financial statements include expenses related to this law firm of $1.6 million for the six months ended June 30, 2004.

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

      Internal Review. During the second quarter of 2004, we began an internal review of our historical accounting policies, practices and controls in preparation for our first quarter 2004 quarter-end closing and financial statement preparation under the new management team. As a result of this review, on May 13, 2004 we delayed reporting our first quarter 2004 Form 10-Q. Previously on March 15, 2004 we had announced the need to restate the third quarter of 2003 financial results. Our Audit Committee retained independent counsel to conduct a full investigation of our relationship with Infotech Network Group (“Infotech”) and the circumstances leading up to that restatement. Additionally, under the direction of our Board of Directors and with the advice of outside counsel and our independent registered public accounting firm, our new management conducted an internal review and investigation of prior periods to determine whether there were additional revisions to be made. As a result, we are amending and refiling our 2003 annual report on Form 10-K/ A simultaneously with filing our 2004 Forms 10-Q.

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

      The Company recorded $46.6 million of goodwill resulting from its 2003 acquisitions. Effective January 1, 2002, SFAS No. 142 requires that goodwill be tested annually for impairment and more frequently if events or changes in circumstances indicate assets might be impaired. A significant decline in our stock price, projected revenue, projected earnings growth or projected cash flows are examples of such circumstances. The impairment test involves the use of estimates related to the fair value of the reporting units with which the goodwill is associated. The estimate of fair value requires significant judgment, including future cash flows and discount rates. Any loss resulting from an impairment test would be reflected in our statements of operations.

      In connection with our acquisitions, we are required to recognize other intangible assets separate and apart from goodwill if such assets arise from contractual or other legal rights or if such assets are separable from the acquired businesses. Other intangible assets include, developed technology, customer-related assets such as order backlog, and trade name. Determining a fair value for such items requires a high degree of judgment, assumptions, and estimates, including future cash flows generated from the assets and discount rates. In certain situations, where deemed necessary, we may use third parties to assist us with such valuations. In addition, these intangible assets are to be amortized over the best estimate of their useful life. At June 30, 2004 we had intangible assets of $15.6 million, net of amortization.

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

Software Development Costs

      Software development costs are required to be expensed until the point that technological feasibility of the product is established. Once technological feasibility is established, such costs are capitalized until the product has reached general availability. The establishment of technological feasibility and continuing evaluation of the recoverability of the capitalized software development costs requires management’s judgment with respect to the impact of external factors such as future revenue, estimated economic life and changes in software and hardware technologies. Capitalized software development costs are amortized on a straight-line basis over an estimated life, which is generally three years. The Company capitalizes internal and external labor costs incurred in developing the software once technological feasibility is attained. At June 30, 2004, the Company had $2.3 million of capitalized software development costs, net of amortization.

Results of Operations

      The following table sets forth, for the periods indicated, certain items from the Company’s statements of operations as a percentage of total revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

		(Restated)		(Restated)
Revenue:
Software license	25.5%	34.9%	28.5%	33.0%
Professional services	20.0	23.2	19.6	24.6
Recurring services	54.5	41.9	51.9	42.4

Total revenue	100.0	100.0	100.0	100.0

Cost of revenue:
Software license	13.3	11.5	15.5	14.0
Professional services	18.9	17.1	18.4	17.3
Recurring services	27.1	27.8	26.8	27.8
Asset impairments	—	—	15.0	—

Total cost of revenue	59.3	56.4	75.7	59.1

Gross profit	40.7	43.6	24.3	40.9

Operating expenses:
Sales and marketing	22.4	21.8	25.1	21.9
General and administrative	31.2	16.9	23.1	17.1
Research and development	16.9	12.1	16.2	12.4
Amortization of acquired intangible assets	3.5	1.7	4.3	2.1

Total operating expenses	74.0	52.5	68.7	53.5

Loss from operations	(33.3)	(8.9)	(44.4)	(12.6)
Gain on sale of assets	5.0	—	2.4	—
Interest income, net	1.0	1.1	0.7	1.1

Net loss	(27.3)%	(7.8)%	(41.3)%	(11.5)%

Comparison of the Company’s Results for the Three Months Ended June 30, 2004 and 2003.

      Total revenue. Total revenue increased $3.0 million, or 16%, to $21.6 million for the three months ended June 30, 2004 from $18.6 million for the three months ended June 30, 2003. Software license revenue was $5.5 million for the three months ended June 30, 2004, a decrease of $1.0 million or 15% from the three months ended June 30, 2003. The decrease in software license revenue was due to slower sales of two healthcare products. We believe the slower sales were caused by the changes in senior management team that may have caused some clients to postpone purchasing new software. Professional services revenue was flat from the second quarter of 2003 due to the completion of several large contracts in early 2004. Offsetting the decrease from contracts completion, was the addition of CareScience and Rogue Wave services revenue totaling $1.4 million in the 2004. Recurring revenue increased 51% to $11.8 million for the three months ended June 30, 2004 from $7.8 million in the comparable 2003 period. The increase was primarily due to the addition of CareScience and Rogue Wave which, added $0.9 million and $2.9 million, respectively, for the three months ended June 30, 2004.

      Cost of revenue. Cost of revenue increased $2.3 million, or 22%, to $12.8 million for the three months ended June 30, 2004 from $10.5 million from the three months ended June 30, 2003. Cost of revenue for the license segment increased 35% or $0.7 million to $2.9 million from $2.1 million. Software amortization was $2.0 million for the three months ended June 30, 2004 an increase of 19% from $1.6 million for the period ending June 30, 2003. The increase in software amortization was driven by the addition of software acquired in the CareScience and Rogue Wave acquisitions. The software amortization for Rogue Wave is based on a preliminary estimate of the software balance and will be finalized upon receipt of the appraisal in the third quarter of 2004. Recurring revenue costs increased 13% to $5.8 million for the first quarter of 2004 from $5.2 million in the comparable period of 2003. CareScience and Rogue Wave added $1.0 million to recurring revenue costs. Professional services costs increased 28% to $4.1 million for the first quarter of 2004 from $3.2 million in the comparable period of 2003. CareScience and Rogue Wave acquisitions added $1.3 million to cost of revenue related to services for the three months ended June 30, 2004.

      Sales and marketing. Sales and marketing expenses increased $0.8 million, or 19%, to $4.8 million for the three months ended June 30, 2004 from $4.1 million for the three months ended June 30, 2003. $1.9 million of the increase is primarily related to the CareScience and Rogue Wave acquisitions which, added 7 and 45 employees, respectively, to sales and marketing expense for the three months ended June 30, 2004. Bonus and commission expense decreased due to decreased software sales.

      General and administrative. General and administrative expenses increased $3.6 million, or 114%, to $6.7 million for the three months ended June 30, 2004 from $3.1 million from the year earlier period. The increase in general and administrative expenses was primarily due to an increase in legal and accounting expenses arising from the restatement of 2003 historical financial data and ensuing litigation.

      Research and development. Research and development expenses increased $1.4 million, or 63%, to $3.7 million for the three months ended June 30, 2004 from $2.2 million for the three months ended June 30, 2003. This increase is due to personnel additions from the Rogue Wave and CareScience acquisitions that added 49 employees. Capitalized software costs decreased $0.9 million to $0.1 million for the second quarter of 2004 from $1.0 million for the second quarter of 2003.

      Amortization of acquired intangibles. The amortization of acquired intangibles results from assets purchased through our business acquisitions. Intangible assets amortization for the three months ended June 30, 2004 increased $0.4 million from the three months ended June 30, 2003. The increase is due to the addition of CareScience and Rogue Wave intangibles assets acquired in 2003 totaling $8.6 million and $4.6 million, respectively. The intangible asset balance for Rogue Wave is a preliminary estimate and will be finalized upon receipt of the appraisal in the third quarter 2004.

      Gain on sale of investment. In the second quarter, the Company sold its investment in Royal Health Care, LLC (“Royal”) Royal is a healthcare management services company in which Quovadx owned a minority equity interest. The sale price was $3.1 million, paid in cash, and received on June 29, 2004. The Company recorded a $1.2 million gain on the sale of this asset.

      Interest income. Interest income includes interest income on cash and cash equivalents. Interest income decreased for the three months ended June 30, 2004 when compared to the three months ended June 30, 2003. The decrease in interest income is due to the decrease in the Company’s cash and cash equivalents balance that were used to fund operations being partially offset by improved short term investment returns.

      Income tax benefit. A provision for federal and state income taxes has not been recorded for the three months ended June 30, 2004 and 2003, as we have incurred a net operating loss for the three months ended June 30, 2004 and for the twelve months ended December 31, 2003. We believe that, based on the history of losses and other factors, the weight of available evidence indicates that it is more likely than not that we will not be able to realize our deferred tax assets, and thus a full valuation allowance has been recorded against such assets as of June 30, 2004 and December 31, 2003.

Comparison of the Company’s Results for the Six Months Ended June 30, 2004 and 2003.

      Total revenue. Total revenue increased $9.1 million, or 25%, to $45.2 million for the three months ended June 30, 2004 from $36.1 million for the six months ended June 30, 2003. Software license revenue was $12.9 million for the six months ended June 30, 2004, an increase of $1.0 million or 8% from the six months ended June 30, 2003. The increase in software license revenue was due to the addition of CareScience and Rogue Wave, which added license revenue of $2.5 million and $7.2 million, respectively. This revenue contribution from CareScience and Rogue Wave was partially offset by slower sales that we believe may be due to customers postponing purchase decisions because of uncertainties related to recent changes in the senior management team, the SEC investigation, the shareholder litigation and the potential Nasdaq delisting. Professional services revenue was flat from the first two quarters of 2003 due to the completion of several large contracts in early 2004. Offsetting the decrease from contracts completion, was the addition of CareScience and Rogue Wave services revenue totaling $3.1 million in the 2004. Recurring revenue increased 53% to $23.5 million for the six months ended June 30, 2004 from $15.3 million in the comparable 2003 period. The increase was primarily due to the addition of CareScience and Rogue Wave which, added $1.8 million and $5.8 million, respectively, for the six months ended June 30, 2004.

      Cost of revenue. Cost of revenue increased $12.9 million, or 61%, to $34.3 million for the six months ended June 30, 2004 from $21.3 million from the six months ended June 30, 2003. $6.8 million of the increase was attributable to a non-cash charge for asset impairments incurred during the first quarter of 2004. The Company wrote down $4.4 million of its internally developed and acquired capitalized software. The Company’s decision to discontinue products resulted from the new management’s effort to refocus the Company’s resources to products that will generate revenues in the near term and to conserve cash flows.

      In the fourth quarter of 2003, the Company prepaid $0.9 million to Infotech Network Group (“Infotech”), an Indian company, for professional services. In March 2004, the Company prepaid Infotech an additional $2.1 million for professional services; $1.7 million was written off in the first quarter of 2004 as a portion of the asset was deemed not recoverable due to the Company’s deteriorating relationship with Infotech and Infotech’s inability to provide assurances that it can deliver those services in the future. The Company also wrote down $0.7 million of deferred costs related to our transaction business. The deferred costs were written down because the total balance of the asset was not recoverable due to the cancellation of certain contracts and lower than expected revenues on other contracts. Cost of revenue for the license segment increased 39% or $2.0 million to $7.0 million from $5.1 million. Software amortization was $4.3 million for the six months ended June 30, 2004 an increase of 35% from $3.2 million for the six months ended June 30, 2003. The increase in software amortization was driven by the addition of software acquired in the CareScience and Rogue Wave acquisitions. The software amortization for Rogue Wave is based on a preliminary estimate of the software balance and will be finalized upon receipt of the appraisal in the third quarter of 2004. Recurring revenue costs increased 21% to $12.1 million for the first two quarters of 2004 from $10.1 million in the comparable period of 2003. CareScience and Rogue Wave added $2.2 million to recurring revenue costs. Professional services costs increased 34% to $8.3 million for the first two quarters of 2004 from $6.2 million in the comparable period of 2003. CareScience and Rogue Wave acquisitions added $2.6 million to cost of revenue related to services for the six months ended June 30, 2004.

      Sales and marketing. Sales and marketing expenses increased $3.5 million, or 44%, to $11.4 million for the six months ended June 30, 2004 from $7.9 million for the six months ended June 30, 2003. $4.3 million of the increase is primarily related to the CareScience and Rogue Wave acquisitions which, added 9 and 45 employees, respectively, to sales and marketing expense for the six months ended June 30, 2004. Bonus and commission expense decreased due to lower software sales.

      General and administrative. General and administrative expenses increased $4.3 million, or 69%, to $10.4 million for the six months ended June 30, 2004 from $6.2 million from the year earlier period. The increase in general and administrative expenses was primarily due to an increase in legal and accounting expenses arising from the restatement of 2002 and 2003 historical financial data and ensuing litigation. Partially offsetting the increase in administrative expenses was a recovery of bad debt totalling $0.4 million.

      Research and development. Research and development expenses increased $2.8 million, or 63%, to $7.3 million for the six months ended June 30, 2004 from $4.5 million for the six months ended June 30, 2003. This increase is due to personnel additions from the Rogue Wave and CareScience acquisitions that added a net increase of 14 full time equivalents. Capitalized software costs decreased $0.6 million to $0.9 million for the first two quarters of 2004 from $1.6 million for the first two quarters of 2003.

      Amortization of acquired intangibles. The amortization of acquired intangibles results from assets purchased through our business acquisitions. Intangible assets amortization for the six months ended June 30, 2004 increased $1.2 million from the six months ended June 30, 2003. The increase is due to the addition of CareScience and Rogue Wave intangibles assets acquired in 2003 totaling $8.6 million and $4.6 million, respectively. The intangible asset balance for Rogue Wave is a preliminary estimate and will be finalized upon receipt of the appraisal in the third quarter 2004.

      Interest income. Interest income includes interest income on cash and cash equivalents. Interest income was flat for the six months ended June 30, 2004 when compared to the six months ended June 30, 2003. The lack of change in interest income is due to the decrease in the Company’s cash and cash equivalents balance that were used to fund operations being partially offset by improved short term investment returns.

      Gain on sale of investment. In the second quarter, the Company sold its minority equity investment in Royal Health Care, LLC (“Royal”) Royal is a healthcare management services company in which Quovadx owned a minority equity interest. The sale price was $3.1 million, paid in cash, was received on June 29, 2004. The Company recorded a $1.2 million gain on the sale of this asset. A director of the Company is on the board of directors of Royal.

      Income tax benefit. A provision for federal and state income taxes has not been recorded for the six months ended June 30, 2004 and 2003, as we have incurred a net operating loss for the six months ended June 30, 2004 and for the twelve months ended December 31, 2003. We believe that, based on the history of losses and other factors, the weight of available evidence indicates that it is more likely than not that we will not be able to realize our deferred tax assets, and thus a full valuation allowance has been recorded against such assets as of June 30, 2004 and December 31, 2003.

Liquidity and Capital Resources

      We have historically financed our operations through a combination of private sales of common and convertible preferred stock, issuances of convertible promissory notes and public sales of common stock. Since our IPO in February 2000, we have financed our operations and acquisitions with the proceeds of that offering and cash obtained in acquisitions.

      We expect to use our cash, cash equivalents and short-term investments for general corporate purposes, working capital and capital expenditures, to fund our operations. The amounts and timing of our actual expenditures will depend upon numerous factors, including the status of our product development efforts, marketing and sales activities, competition in the marketplace and the amount of cash generated by our operations. We may find it necessary or advisable to use portions of our cash, cash equivalents and short-term investments for other purposes. Pending use of our cash, cash equivalents and short-term investments for the above purposes, we intend to invest such funds in short-term, interest-bearing, investment-grade securities.

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

      Net cash used in operating activities was $9.0 million in 2004, $3.8 million in 2003. The increase in net cash used in operating activities in 2004 compared to 2003 is mainly due to an increase in operating loss, and a $2.1 million prepayment to Infotech for professional services increasing total payments to Infotech to $3.0 million from June 30, 2004 to June 30, 2003.

      Net cash used in investing activities was $3.8 million in 2004, compared to $8.8 million provided by our investing activities in 2003. Net cash used in investing activities in 2004 is primarily due to the purchase of short-term investments. The decrease in cash provided by investing activities in 2004 was primarily from the sale of short term investments in 2003.

      Net cash provided by financing activities was $1.0 million in 2004 and $0.4 million in 2003. Cash provided in 2004 came from the exercise of stock options and the sale of stock through our employee stock purchase plan.

      Commitments. In August 2003, the Company established a line of credit with a commercial bank thereby allowing the Company to borrow up to $4.0 million on a secured basis. On December 9, 2003, the Company reduced the line of credit to $3.1 million. At December 31, 2003, the Company had no outstanding borrowings under the revolving line of credit, which was secured by the Company’s assets, exclusive of intellectual property assets. The line of credit was subject to financial covenants including a minimum cash balance. The Company terminated the line of credit on May 28, 2004.

      On June 30, 2004, the Company had $0.1 million in open purchase commitments. The Company acquired the WebAccel product from CMI Corporate Marketing, d/b/a Compuflex International (“Compuflex”) in August, 2003. An executive officer of the Company is the sole stockholder of CMI Corporate Marketing and has received, and will continue to receive, royalty fees from the Company in accordance with the terms of the purchase agreement. Through June 30, 2004, the Company had paid Compuflex $0.2 million in royalty payments.

      The Company’s cash, cash equivalents and short-term investment balances are expected to be sufficient to meet its anticipated liquidity needs for working capital and capital expenditures for the next 12 months. At July 31, 2004, the Company’s cash, cash equivalents and short-term investment balance was $17.4 million. From January 2004 through June 2004, the Company’s normal attrition and a reduction in its workforce decreased headcount by 143 positions as part of a focused effort to better align its total costs of doing business with its revenue stream and preserving cash. If additional capital resources were required for working capital or to grow our business internally, we may seek other financing arrangements. We cannot be assured that any financing arrangements will be available in amounts or on terms acceptable to us in the future.

RISK FACTORS

      The following risk factors could materially and adversely affect our operating results and could cause actual events to differ materially from those predicted in any forward-looking statements related to our business.

We have historically incurred losses and we may not be able to sustain profitability.

      We incurred losses for the years ended December 31, 2003, 2002 and 2001. As of December 31, 2003, we had an accumulated deficit of $176 million. Since our IPO in February of 2000, we have funded our business primarily from the cash generated from the sale of our stock and cash flow from operations. We expect to continue to incur significant sales and marketing, research and development and general and administrative expenses that may exceed our revenue. As a result, we may experience losses and negative cash flows in the future. Failure to achieve and maintain profitability may cause our stock price to decline and impair our business and financial prospects.

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

      For a further description of the nature and status of these legal proceedings see, “Part II, Item 1 — Legal Proceedings.”

Our investors, customers, suppliers, current employees and prospective employees may react adversely to the restatement of our historical financial statements and our ability to file in a timely manner all of our SEC filings.

      Our future success depends largely upon the support of our customers, suppliers, employees, prospective employees and investors. The restatement of our historical financial statements and our inability to file on a timely basis all of our SEC filings has resulted in negative publicity about us, has resulted in The Nasdaq Stock Market investigating delisting of our stock, and may continue to have a negative impact on the market price of our common stock. The restatement of our historical financial statements and our inability to file SEC filings in a timely manner could cause some of our customers or potential customers to refrain from purchasing or defer decisions to purchase our products and services. Additionally, current or potential suppliers may re-

examine their willingness to do business with us, to develop critical interfaces to our products or to supply products and services if they lose confidence in our ability to fulfill our commitments. Employees and prospective employees may factor in these uncertainties relating to our stability and the value of any equity-based incentives in their decisions regarding employment opportunities and decide to leave our employ. Any of these losses could have a material adverse effect on our financial and business prospects.

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

      We are exposed to infringement risks. Our intellectual property is important to our business. We may be subject to intellectual property infringement claims as the number of our competitors grows and the functionality of our applications overlaps with competitive offerings. These claims, whether or not meritorious, could be expensive, divert our attention from operating our company, result in costly litigation, cause product shipment delays, or require us to enter into royalty or licensing agreements, any of which could seriously harm our business, financial condition and results of operations. If we become liable to third parties for infringing on their intellectual property rights, we would be required to pay a substantial damage award and to develop non- infringing technology, obtain a license or cease selling the applications that contain the infringing intellectual property. We may be unable to develop non-infringing technology or obtain a license on commercially reasonable terms, or at all. In the event an intellectual property claim against us was successful and we could not obtain a license on acceptable terms, license a substitute technology or redesign to avoid infringement, most of our contracts would require us to refund a portion of the software license fees; our business, financial condition and results of operations would be seriously harmed. In addition, we may not be able to protect against misappropriation of our intellectual property. Third parties may infringe upon our intellectual property rights, we may not detect this unauthorized use and we may be unable to enforce our rights.

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

Item 4.     Controls and Procedures

      The company’s acting chief executive officer and acting chief financial officer have evaluated the effectiveness of the company’s disclosure controls and procedures as of June 30, 2004. This included an evaluation of disclosure controls and procedures applicable to the period covered by and existing through the filing of this periodic report. Based on that review, the company’s acting chief executive officer and acting chief financial officer have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information the Company is required to disclose in its reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported accurately. As noted below, however, we have identified weaknesses in our internal controls that existed during periods prior to June 30, 2004.

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

      Beginning in April 2004, through the filing date of this report, we have begun to implement changes to address these internal control weaknesses. These measures include the following:

•	We have hired a new Acting President and Chief Executive Officer and a new Acting Chief Financial Officer who have expertise in financial controls and reporting, to improve the overall quality and level of experience in our finance and accounting organization.

•	We have implemented a Code of Business Conduct and Ethics. We have communicated to senior management and all employees the importance of these requirements, which each has acknowledged, and will be conducting training.

•	We have implemented a formal whistle blower reporting system through a third party provider to enable employees to identify potential concerns or ethical issues on an anonymous basis. We have communicated to employees the availability of this system and are conducting training on this system.

•	We are in the process of making changes in our shipping procedures to provide more detailed information regarding product shipments. We have completed these changes in our Rogue Wave Software division and have nearly completed them in our Integrated Solutions division; no changes are required in the CareScience division which licenses on an ASP basis.

•	We are in the process of making changes in our procedures for verifying the creditworthiness of prospective customers.

•	We are making changes to procedures for estimating fees and establishing revenue recognition on our services work.

•	We are initiating additional training of our sales organizations regarding revenue recognition rules.

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

      We also note, however, that a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, our control systems as we develop them may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

      In connection with the Company’s efforts to comply in 2004 with Section 404(a) of the Sarbanes-Oxley Act, we have retained an independent risk consulting firm to assist with the analysis and testing. We expect that in response to their findings we will implement changes in internal controls and procedures and that additional changes will be made on an ongoing basis as business needs require.

      Except for the improvements described above, there have been no other changes in our internal control over financial reporting during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. No significant changes were made in the Company’s internal controls during the first quarter of 2004.

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

PART II OTHER INFORMATION

Item 1.     Legal Proceedings

      On November 14, 2001, a shareholder class action complaint was filed in the United States District Court, Southern District of New York. On April 19, 2002, plaintiffs filed an amended complaint. The amended complaint asserts that the prospectus from the Company’s February 10, 2000 initial public offering (“IPO”) failed to disclose certain alleged improper actions by various underwriters for the offering in the allocation of the IPO shares. The amended complaint alleges claims against certain underwriters, the Company and certain officers and directors under Section 11 of the Securities Act of 1933 and Section 10(b), the Securities Exchange Act of 1934 (Bartula v. XCare.net, Inc., et al., Case No. 01-CV-10075). Similar complaints have been filed concerning more than 300 other IPO’s; all of these cases have been coordinated as In re Initial Public Offering Securities Litigation, 21 MC 92. In a negotiated agreement, individual defendants, including all of the individuals named in the complaint filed against the Company, were dismissed without prejudice, subject to a tolling agreement. Issuer and underwriter defendants in these cases filed motions to dismiss and, on February 19, 2003, the Court issued an opinion and order on those motions that dismissed selected claims against certain defendants, including the Section 10(b) fraud claims against the Company, leaving only the Section 11 strict liability claims under the Securities Act against the Company. A committee of our Board of Directors has approved a settlement proposal made by the plaintiffs, but the settlement is subject to a number of conditions. If the settlement is not achieved, the Company will continue to aggressively defend the claims. We do not believe that the outcome of this action will have a material adverse effect on our financial position, results of operations or liquidity; however, litigation is inherently uncertain and we can make no assurance as to the ultimate outcome or effect.

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

      (b) Reports on Form 8-K. During the quarterly period ended June 30, 2004, the Company filed the following reports on Form 8-K:

•	On April 12, 2004, the Company filed a Current Report on Form 8-K under Item 5 regarding the announcement of the resignation of Lorine R. Sweeney as Director, President and Chief Executive Officer of the Company, and of Gary T. Scherping as Executive Vice President and Chief Financial Officer of the Company, and the appointment of Harvey A. Wagner as Director and as Acting President and Chief Executive Officer of the Company, and of Melvin L. Keating as Acting Chief Financial Officer of the Company.

•	On April 12, 2004, the Company filed a Current Report on Form 8-K under Item 5 regarding the announcement of the SEC informal inquiry becoming a formal investigation.

•	On May 4, 2004, the Company filed a Current Report on Form 8-K under Item 5 regarding the announcement of the completion by the Company of a workforce reduction on April 30, 2004.

•	On May 13, 2004, the Company filed a Current Report on Form 8-K under Item 5 regarding the announcement of (1) the notification of certain identified concerns to the Company’s independent registered public accounting firm and the SEC, (2) the delay in the filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, (3) the findings of the Quovadx Audit Committee investigation on the Infotech Network Group Transactions, and (4) the postponement of the Company’s 2004 Annual Meeting of Stockholders.

•	On May 13, 2004, the Company filed a Current Report on Form 8-K under Item 5 regarding the NASDAQ delisting notification received by the Company, in connection with the Company’s delay in filing its Quarterly Report on Form 10-Q for the period ended March 31, 2004.

•	On May 17, 2004, the Company filed a Current Report on Form 8-K under Item 5 regarding the announcement of the change in the Company’s Executive Sales position in the Company’s Enterprise Software Application division.

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

Melvin L. Keating
Acting Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: August 16, 2004

EXHIBIT INDEX

Exhibit
Number		Description of Document

2.1		Agreement and Plan of Merger, dated as of August 13, 2003, by and among CareScience, Inc., the Registrant and Carlton Acquisition Corporation (incorporated by reference to Annex A to the Prospectus filed by the Registrant under Rule 424(b)(3) on September 18, 2003).
2.2		Agreement and Plan of Merger, dated as of November 3, 2003, by and among Rogue Wave Software, Inc., the Registrant and Chess Acquisition Corporation (incorporated by reference to Annex A to the Prospectus filed by the Registrant under Rule 424(b)(3) on December 16, 2003).
3.1		Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended March 31, 2003, filed as of May 13, 2003).
3.2		Bylaws of the Registrant (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-1 of the Registrant, filed as of November 2, 1999, Registration No. 333-90165).
4.1		Specimen stock certificate representing shares of Common Stock of the Registrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of the Registrant, filed as of October 16, 2001).
4.2		Preferred Stock Rights Agreement, dated as of July 24, 2000, between the Registrant and ChaseMellon Shareholder Services, L.L.C., as Rights Agent, including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively (incorporated by reference to Exhibit 1 to the Registration Statement on Form 8-A of the Registrant, filed as of July 28, 2000).
10	.1*	Amended and Restated 1997 Stock Plan and related agreements (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 of the Registrant, filed as of May 16, 2002, Registration No. 333-88408).
10	.2*	Amended and Restated 1999 Employee Stock Purchase Plan and related agreements (incorporated by reference to Exhibit 10.2. the Quarterly Report on Form 10-Q of the Registrant for the quarter ended September 30, 2003, filed as of November 3, 2003).
10	.3*	Amended and Restated 1999 Director Option Plan and related agreements (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8 of the Registrant, filed as of May 16, 2002, Registration No. 333-88408).
10	.4*	Amended and Restated 2000 Nonstatutory Stock Option Plan and related agreements (incorporated by reference to Exhibit 4.9 to the Registration Statement on Form S-8 of the Registrant, filed as of April 1, 2003, Registration No. 333-104184).
10	.5*	Amended and Restated Healthcare.com Corporation Non-Employee Director Stock Option Plan (filed as of August 13, 1999, as Exhibit 10 to the Quarterly Report on Form 10-Q of Healthcare.com Corporation for the quarter ended June 30, 1999, Commission File No. 0-27056, and incorporated by reference to Exhibit 10.42 to the Registration Statement on Form S-4 of the Registrant, filed as of June 29, 2001, Registration No. 333-64282).
10	.6*	Healthcare.com Corporation Adjustment Stock Option Plan (filed as of October 24, 1995, as Exhibit 10.5 to Amendment No. 1 to the Registration Statement on Form S-1 of Healthcare.com Corporation, Registration No. 33-96478, and incorporated by reference to Exhibit 10.43 to the Registration Statement on Form S-4 of the Registrant, filed as of June 29, 2001, Registration No. 333-64282).
10	.7*	Healthcare.com Corporation Restated Stock Option Plan Two (filed as of May 11, 1998, as Exhibit 10.2 to the Quarterly Report on Form 10-Q of Healthcare.com Corporation for the quarter ended March 31, 1998, Commission File No. 0-27056, and incorporated by reference to Exhibit 10.44 to the Registration Statement on Form S-4 of the Registrant, filed as of June 29, 2001, Registration No. 333-64282).
10	.8*	Rogue Wave Software, Inc. 1996 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 to the Post-Effective Amendment No. 1 to Form S-4 on Form S-8 Registration Statement of the Registrant, filed as of January 8, 2004, Registration No. 333-110388).

Exhibit
Number		Description of Document

10	.9*	Rogue Wave Software, Inc. 1997 Equity Incentive Plan (incorporated by reference to Exhibit 4.2 to the Post-Effective Amendment No. 1 to Form S-4 on Form S-8 Registration Statement of the Registrant, filed as of January 8, 2004, Registration No. 333-110388).
10	.10*	Offer letter, dated as of February 20, 2002, to David E. Nesvisky from the Registrant (incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K of the Registrant for the year ended December 31, 2002, filed as of March 31, 2003).
10	.11*	Amended and Restated Employment Agreement, dated as of April 11, 2003, by and between CareScience, Inc. and Ronald A. Paulus (filed as of April 25, 2003, as Exhibit 10.2 to Amendment No. 1 to the Annual Report on Form 10-K/ A of CareScience, Inc. and incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K of the Registrant for the year ended December 31, 2003, filed as of March 18, 2004).
10	.12*	Employment Agreement, dated as of August 25, 2003, by and between the Registrant and Cory Isaacson (incorporated by reference to Exhibit 10.12 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended March 31, 2004, filed as of August 16, 2004).
10	.13*	Amendment No. 1 to the Employment Agreement, dated as of August 25, 2003, by and between the Registrant and Cory Isaacson, which amendment was dated March 17, 2004 (incorporated by reference to Exhibit 10.13 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended March 31, 2004, filed as of August 16, 2004).
10	.14*	Asset Purchase Agreement, dated as of August 25, 2003, by and between CMI Corporate Marketing, Inc. (d/b/a Compuflex International) and the Registrant (incorporated by reference to Exhibit 10.14 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended March 31, 2004, filed as of August 16, 2004).
10	.15*	Employment Agreement, dated as of April 7, 2004, by and between the Registrant and Melvin L. Keating.
10	.16*	Employment Agreement, dated as of April 9, 2004, by and between the Registrant and Harvey A. Wagner.
10	.17*	Severance Agreement, dated as of April 11, 2004, by and between the Registrant and Lorine R. Sweeney.
10	.18*	Severance Agreement, dated as of April 11, 2004, by and between the Registrant and Gary T. Scherping.
10.19		Office Lease Agreement, effective as of November 8, 1999, between Mountain States Mutual Casualty Company and the Registrant (incorporated by reference to Amendment 1 to the Registration Statement on Form S-1 of the Registrant, filed as of December 17, 1999, Registration No. 333-90165).
10.20		Sublease, dated as of August 24, 2001, between Echo Bay Management Corp. and the Registrant (incorporated by reference to Exhibit 12.1 to the Annual Report on Form 10-K of the Registrant for the year ended December 31, 2001, filed as of March 26, 2002).
10.21		Form of Indemnification Agreement entered into by the Registrant with each of its directors and executive officers (incorporated by reference to Exhibit 11.1 to the Annual Report on Form 10-K of the Registrant for the year ended December 31, 2001, filed as of March 26, 2002).
10.22		Restated License Agreement, dated as of April 1, 1995, between the Trustees of the University of Pennsylvania and Care Management Science Corporation (filed as of March 14, 2000, as Exhibit 10.3 to the Registration Statement on Form S-1 of CareScience, Inc., Registration No. 333-32376 and incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K of the Registrant for the year ended December 31, 2003, filed as of March 18, 2004).
10.23		License Agreement, dated as of July 30, 2001, by and between 3550 University Science Center Associates as licensor and CareScience, Inc., as licensee, for the license to use a portion of a building for a data center (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K of the Registrant for the year ended December 31, 2003, filed as of March 18, 2004).

Exhibit
Number		Description of Document

10.24		Consent of Assignment, dated as of September 18, 2003, by 3550 University City Science Center Associates as licensor (incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K of the Registrant for the year ended December 31, 2003, filed as of March 18, 2004).
10.25		Equity Buy-Back Agreement, dated as of June 29, 2004, by and between the Registrant and Royal Health Care of Long Island LLC (d/b/a Royal Health Care, LLC).
10	.26*	Consulting Agreement, dated April 1, 2003, between the Registrant and Compuflex International, Inc. (incorporated by reference to Exhibit 10.21 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended March 31, 2004, filed as of August 16, 2004).
31.1		Certification of Acting Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2		Certification of Acting Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
32	.1**	Certification of Acting Chief Executive Officer of the Registrant pursuant to Rule 13a-14(b) and Rule 15d-14(b), promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.
32	.2**	Certification of Acting Chief Financial Officer of the Registrant pursuant to Rule 13a-14(b) and Rule 15d-14(b), promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

*	Constitutes a management contract or compensatory plan or arrangement.

**	This certification is furnished to, but not filed, with the Commission. This certification shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Registrant specifically incorporates it by reference.