Form 10-Q
period 2004-09-30
QUOVADX INC
filed 2004-11-09
CIK 1094561

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-29273

Quovadx, Inc.

(Exact name of registrant as specified in its charter)

Delaware	85-0373486
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

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

      At October 31, 2004, 40,253,703 shares of common stock were outstanding.

QUOVADX, INC.

PART I FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

QUOVADX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2004	2003

	(In thousands, except for share
	and per share amounts)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,918	$23,688
Short-term investments	6,025	—
Accounts receivable, net of allowance of $1,355 and $2,765, respectively	14,805	17,593
Unbilled accounts receivable	1,166	3,465
Other current assets	2,763	4,304

Total current assets	37,677	49,050
Property and equipment, net	4,442	6,291
Software, net	13,645	28,876
Other intangible assets, net	18,695	17,735
Restricted cash	550	—
Goodwill	48,451	48,015
Other assets	1,665	5,223

Total assets	$125,125	$155,190

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,845	$7,953
Accrued liabilities	11,681	15,881
Unearned revenue	17,976	19,066

Total current liabilities	33,502	42,900
Deferred revenue	—	315

Total liabilities	33,502	43,215

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value; 100,000,000 authorized and 40,251,900 and 38,938,134 shares issued and outstanding, respectively	403	389
Additional paid-in capital	270,209	269,011
Unearned compensation	(67)	(385)
Accumulated other comprehensive income	535	131
Accumulated deficit	(179,457)	(157,171)

Total stockholders’ equity	91,623	111,975

Total liabilities and stockholders’ equity	$125,125	$155,190

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUOVADX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

		(Restated)		(Restated)

	(In thousands, except for per share amounts)

	(Unaudited)
Revenue:
Software license	$6,550	$2,309	$19,451	$14,232
Professional services	2,708	4,396	11,582	13,267
Recurring services	11,729	7,662	35,198	22,986

Total revenue	20,987	14,367	66,231	50,485

Cost of revenue:
Software license	2,752	1,877	9,771	6,929
Professional services	3,733	3,412	12,080	9,650
Recurring services	6,027	5,128	18,160	15,181
Asset impairments	—	—	6,765	—

Total cost of revenue	12,512	10,417	46,776	31,760

Gross profit	8,457	3,950	19,455	18,725

Operating expenses:
Sales and marketing	4,177	4,260	15,541	12,154
General and administrative	4,456	3,001	14,887	9,177
Research and development	3,096	2,669	10,436	7,162
Amortization of acquired intangibles	770	307	2,707	1,071

Total operating expenses	12,499	10,237	43,571	29,564

Loss from operations	(4,024)	(6,287)	(24,116)	(10,839)
Gain on sales of assets	360	—	1,535	—
Interest income, net	50	89	295	485

Net loss	$(3,614)	$(6,198)	$(22,286)	$(10,354)

Net loss per common share — basic and diluted	$(0.09)	$(0.20)	$(0.56)	$(0.34)

Weighted average common shares outstanding — basic and diluted	40,249	30,866	39,764	30,486

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUOVADX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,

	2004	2003

		(Restated)

	(In thousands)
	(Unaudited)
Cash flows from operating activities
Net loss	$(22,286)	$(10,354)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,764	6,680
Amortization of acquired intangibles	2,350	1,071
Amortization of deferred compensation	459	—
Asset impairments	7,116	—
Gain on sale of assets	(1,535)	—
Bad debt recovery	(214)	477
Change in assets and liabilities:
Accounts receivable	3,317	5,993
Unbilled accounts receivable	2,300	(1,948)
Other assets	416	(779)
Accounts payable	(4,107)	1,260
Accrued liabilities	(2,854)	(269)
Unearned and deferred revenue	(1,138)	(4,569)

Net cash used in operating activities	(7,412)	(2,438)

Cash flows from investing activities
Purchase of property and equipment	(656)	(1,106)
Capitalized software	(914)	(2,228)
Sales of short-term investments	—	19,831
Purchases of short-term investments	(6,025)	(8,065)
Proceeds from sale of assets	3,135	—
Business acquisition, net of acquired cash	—	(7,514)

Net cash (used in) provided by investing activities	(4,460)	918

Cash flows from financing activities
Proceeds from issuance of common stock	1,071	549

Net cash provided by financing activities	1,071	549

Effect of foreign exchange rate changes on cash	31	—

Net decrease in cash and cash equivalents	(10,770)	(971)
Cash and cash equivalents at beginning of period	23,688	31,244

Cash and cash equivalents at end of period	$12,918	$30,273

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUOVADX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Interim Financial Statements

      The accompanying condensed consolidated financial statements of Quovadx, Inc. (“Quovadx,” the “Company,” the “Registrant,” “we” or “us”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures are adequate to make the information presented not misleading. The unaudited financial statements have been prepared on the same basis as our annual financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for a fair presentation in accordance with U.S. generally accepted accounting principles. The results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results expected for the full year. These financial statements should be read in conjunction with the audited financial statements and accompanying notes included in our Annual Report on Amendment No. 3 to Form 10-K/A, for the year ended December 31, 2003.

      The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

2.	Effect of Restatements

      The financial results for the years ended December 31, 2003 have been restated to properly account for transactions that were previously inaccurately reflected in the Company’s financial results. The cumulative effect of these restated financial statements increased the previously reported net loss by $1.8 million for the year ended December 31, 2003. These inaccuracies (a) overstated software license revenues due to the timing of delivery of software products and the accounting for certain reseller relationships (b) overstated professional services revenues due to the timing of adjustments to estimates used in determining the recognition of revenue under the percentage of completion method. The restatement also decreased current assets by $0.8 million and increased current liabilities by $1.0 million at December 31, 2003. A summary of the restatement quarterly impact is set forth below.

	Three Months Ended	Nine Months Ended
	September 30, 2003	September 30, 2003

	(In thousands except per share amounts)
Decrease in total revenue	$(842)	$(1,501)
Increase in net loss	(891)	(1,622)
Increase in net loss per share	(0.03)	(0.05)

3.	Net Loss per Common Share

      Net loss per common share (“EPS”) is calculated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share.” Under the provisions of SFAS No. 128, basic EPS is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if stock options were exercised, resulting in the issuance of common stock that would share in the earnings of the Company. Potential dilution of the stock options exercisable into common stock is computed using the treasury stock method based on the average fair market value of the stock. In periods where the Company has a net loss, the effect of all common stock equivalents is excluded from the computation of diluted EPS since

QUOVADX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

their effect would decrease the loss per share. The diluted weighted average common shares calculation for the three months ended September 30, 2004 and 2003 excludes 185,760 and 929,480 options, respectively, to purchase common stock because their effect would have been anti-dilutive under the treasury stock method and excludes all options to purchase common stock because their effect would have been anti-dilutive to the net loss.

4.	Asset Impairments

      The Company wrote down $4.4 million of capitalized software in the first quarter of 2004 due to a decision to discontinue products that resulted from management’s effort to refocus the Company’s resources to products that will generate revenues in the near term and conserve cash flows.

      In the fourth quarter of 2003, the Company prepaid $0.9 million to Infotech Network Group (“Infotech”) for professional services. In March 2004, the Company paid Infotech an additional $2.1 million prepayment under an outsourcing agreement. Payments totaling $1.7 million were written off in the first quarter of 2004 because a portion of the asset was deemed not recoverable due to Infotech’s inability to provide assurances that it could deliver services in the future. The Company expensed $1.3 million of the prepaid services to cost of sales and research and development for the nine months ended September 30, 2004. As of September 30, 2004, the Company had utilized $1.3 million in prepaid services from Infotech.

      The Company also wrote down $0.7 million of deferred costs related to its transaction business. The deferred costs were written down to their expected realizable value because the total balance of the asset was not recoverable due to the cancellation of certain contracts and lower than expected revenues on other contracts. As of September 30, 2004, the Company had remaining deferred costs related to its transactions business totaling $0.5 million.

5.	Acquisitions and Divestitures

      On December 19, 2003, Quovadx consummated the acquisition of Rogue Wave Software, Inc. (“Rogue Wave”). In the acquisition, structured as an exchange offer, Quovadx acquired all of the outstanding stock of Rogue Wave for $4.09 in cash and 0.5292 of a share of Quovadx common stock for each share of Rogue Wave Common Stock. The total purchase price for this acquisition was $79.1 million, including 5,656,670 shares of Quovadx common stock, cash of $8.0 million, net of cash acquired, and $3.9 million in merger-related costs including transaction fees. The Company retained an independent appraiser to assist with assigning the fair values to the identifiable intangibles acquired from Rogue Wave. Goodwill, software and identifiable intangible assets acquired are $35.7 million, $5.2 million and $8.5 million, respectively.

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

QUOVADX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

      The unaudited pro forma results of operations as though Rogue Wave and CareScience acquisitions had been completed as of January 1, 2003 are as follows (in thousands except for per share amounts):

	Three Months Ended	Nine Months Ended
	September 30, 2003	September 30, 2003

Revenues	$24,986	$83,127
Net loss	(9,087)	(17,162)
Net loss per share	(0.24)	(0.45)

      In the second quarter of 2004, the Company sold its minority equity investment in Royal Health Care, LLC (“Royal”). Royal is a healthcare management services company in which Quovadx owned an equity position. The sale price of $3.1 million, paid in cash, was received on June 29, 2004. The Company recorded a $1.2 million gain on the sale of this asset. Royal continues to be a customer under a long-term ASP agreement. A director of the Company is on Royal’s board of directors.

      Additionally in the second quarter, we sold technology and service contracts of Outlaw Technologies, Inc. (“Outlaw”) to a related party. Outlaw was acquired by the Company in March 2002 for $2.7 million, consisting of $1.8 million in cash and 138,575 shares of Quovadx stock. The Outlaw assets were sold to the former owner of Outlaw who is presently an employee of Quovadx for $0.2 million in cash and assumed liabilities. The Company had recorded an impairment charge on assets held for sale of $0.7 million in the first quarter of 2004; as a result, this transaction had no financial impact in second quarter 2004. Management deemed these assets did not fit into ongoing strategic plans.

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

      The Company operates in three segments: software license, professional services, and recurring services. The software license segment includes revenue from software license sales and software subscriptions. The professional services segment includes revenue generated from software implementation, development, and integration. The recurring services segment includes revenue generated from ASP outsourcing, hosting, software maintenance, transactions, and other recurring services. The segment information for the three and nine months ended September 30, 2004 is reflected in the condensed consolidated statements of operations.

QUOVADX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

7.	Goodwill and Other Intangibles

      Intangible assets recognized in the Company’s acquisitions are being amortized over their estimated lives ranging from three to eight years. The following table provides information relating to the Company’s intangible assets as of September 30, 2004:

		Accumulated
	Cost	Amortization	Total

	(In thousands)
Amortizable intangible assets:
Customer base	$22,496	$(4,379)	$18,117
Tradenames	560	(110)	450
Other	2,178	(2,050)	128

Total	$25,234	$(6,539)	$18,695

	Rogue Wave	CareScience	Total

Goodwill:
Balance at December 31, 2003	$34,697	$13,318	$48,015
Reconciliation of opening balances	403	(218)	185
Acquisition expenses	—	(357)	(357)
Lease restructuring	608	—	608

Balance at September 30, 2004	$35,708	$12,743	$48,451

8.	Software

      The following table provides information relating to the Company’s capitalized and acquired software as of September 30, 2004:

		Accumulated
	Cost	Amortization	Total

	(In thousands)
Software:
Acquired Software	$27,932	$(16,188)	$11,744
Capitalized Software	9,668	(7,767)	1,901

Total	$37,600	$(23,955)	$13,645

      Total capitalized software costs for the three and nine months ended September 30, 2004 and 2003 was as follows:

Three Months Ended		Nine Months Ended
September 30,		September 30,

2004	2003	2004	2003

	(Restated)		(Restated)

(In thousands)
$1	$667	$914	$2,228

      During the first quarter of 2004, the Company impaired $4.4 million of previously capitalized and acquired software cost due to management’s decision to discontinue marketing and developing the software products associated with these costs.

QUOVADX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

9.	Stock Option Compensation

      At September 30, 2004, the Company had three stock option plans and one employee stock purchase plan. The Company has elected to account for stock-based compensation arrangements using the intrinsic value method under the provisions of Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Under this method, stock compensation is recognized to the extent that the exercise price is less than the market price for the underlying stock on the date of grant. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

		(Restated)		(Restated)

	(In thousands except per share amounts)
Net loss:
As reported	$(3,614)	$(6,198)	$(22,286)	$(10,354)
Plus: stock based compensation under intrinsic value method	103	—	318	—
Less: stock based compensation recovery/(charge) under fair value method	38	(1,671)	164	(5,126)

Pro forma net loss	$(3,473)	$(7,869)	$(21,804)	$(15,480)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

		(Restated)		(Restated)
Net loss per common share:
As reported	$(0.09)	$(0.20)	$(0.56)	$(0.34)
Pro forma	(0.09)	(0.25)	(0.55)	(0.51)

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

QUOVADX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

11.	Comprehensive Loss

      Total comprehensive loss for the three and nine months ended September 30, 2004 and 2003 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

		(Restated)		(Restated)

	(In thousands)
Net loss	$(3,614)	$(6,198)	$(22,286)	$(10,354)
Other comprehensive income (loss)	320	—	404	—

Comprehensive loss	$(3,294)	$(6,198)	$(21,882)	$(10,354)

      The foreign currency translation amounts relate to our subsidiaries in Europe and Asia.

12.	Commitments and Contingencies

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

      CareScience, Inc. and certain of its present and former officers were defendants in a purported shareholder class action lawsuit litigation pending in the United States District Court for the Eastern District of Pennsylvania for alleged violations of federal securities laws. The actions sought compensatory and other damages, and costs and expenses associated with litigation. The class action litigation was the result of several complaints filed with the court beginning on October 17, 2001. These actions were consolidated on November 16, 2001. The court approved the selection of the lead plaintiff in the litigation on March 12, 2002. CareScience filed a motion to dismiss the consolidated complaint on August 7, 2002. These complaints purported to bring claims on behalf of all persons who allegedly purchased CareScience common stock between June 29, 2000 and November 1, 2000, for alleged violations of the federal securities laws, including Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 by issuing a materially false and misleading Prospectus and Registration Statement with respect to the initial public offering of CareScience common stock. In February 2004, an agreement was reached to settle this case, subject to court approval after notice to the former shareholders. On October 27, 2004, the Court approved the settlement and on November 1, 2004,

QUOVADX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

the Court entered its Final Order approving the settlement. The entire settlement amount will be paid by insurance, without any contribution from the Company.

      On March 18, 2004, a purported class action complaint was filed in the United States District Court for District of Colorado, entitled Smith v. Quovadx, Inc. et al, Case No. 04-M-0509, against Quovadx, Inc., its now-former Chief Executive Officer and its now-former Chief Financial Officer. The complaint alleged violations of Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended, purportedly on behalf of all persons who purchased Quovadx common stock from October 22, 2003 through March 15, 2004. The claims are based upon allegations the Company (i) purportedly overstated its net income and earnings per share during the class period, (ii) purportedly recognized revenue from contracts between the Company and Infotech Network Group prematurely, and (iii) purportedly lacked adequate internal controls and was therefore unable to ascertain the financial condition of the Company. Eight additional, nearly identical class action complaints were filed in the same Court based on the same facts and allegations. The actions seek damages against the defendants in an unspecified amount. On May 17 and 18, 2004, the Company filed motions to dismiss each of the complaints. Since then, all but one of the actions, entitled Heller v. Quovadx, Inc., et al., Case No. 04-M-0665 (OES) (D. Colo.), have been dismissed. Thereafter, the plaintiff in Heller filed a first amended complaint, which asserts the same claims as those asserted in the original complaint, and includes allegations regarding the Company’s accounting for certain additional transactions. On September 8, 2004, the Court approved the appointment of David Heller as lead plaintiff. On September 29, 2004, the Court denied defendants’ motions to dismiss the first amended complaint and approved the appointment of Mr. Heller’s counsel as lead plaintiff’s counsel. On October 14, 2004, the Company and the other defendants filed answers to the first amended complaint, denying allegations of wrongdoing and asserting various affirmative defenses. The Court has set a scheduling conference in the case for November 18, 2004. The class action is still in the preliminary stages, and it is not possible for us to quantify the extent of potential liability, if any.

      On March 22, 2004, a shareholder derivative action was filed in the District Court of Colorado, County of Arapahoe, entitled Marcoux v. Brown et al, against the members of the Board of Directors and certain now-former officers of Quovadx alleging breach of fiduciary duty and other violations of state law. The Company is named solely as a nominal defendant against which no recovery is sought. This complaint generally is based on the same facts and circumstances as alleged in the class action complaints discussed above, alleging that the defendants misrepresented Quovadx financial projections and that one of the defendants violated state laws relating to insider trading. The action seeks damages in an unspecified amount against the individual defendants, disgorgement of improper profits and attorney’s fees, among other forms of relief. On or about April 21, 2004, a second, nearly identical shareholder derivative complaint, seeking the same relief, was filed in the United States District Court for the District of Colorado, entitled Thornton v. Brown et al. The plaintiffs in both of the shareholder derivative actions are represented by the same local counsel. On or about May 20, 2004, a third, nearly identical shareholder derivative complaint, seeking the same relief, was filed in the District Court of Colorado, County of Arapahoe, entitled Jaroslawicz v. Brown, et al. The three shareholder derivative actions are now all pending in the Colorado state court. The Court has consolidated the three actions into a single consolidated action and has set February 1, 2005 as the deadline for the filing of a consolidated amended complaint. The shareholder derivative action is still in the preliminary stages, and it is not possible for us to quantify the extent of potential liability, if any.

      On May 17, 2004, a purported class action complaint was filed in the United States District Court for the District of Colorado, entitled Henderson v. Quovadx, Inc. et al, Case No. 04-M-1006 (OES), against Quovadx, Inc., its now-former Chief Executive Officer, its now-former Chief Financial Officer and its Board of Directors. The complaint alleged violations of Section 11 and Section 15 of the Securities Act of 1933, as amended, purportedly on behalf of all former shareholders of Rogue Wave Software, Inc. who acquired Quovadx common stock in connection with the Company’s exchange offer effective December 19, 2003. The

QUOVADX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

claims are based upon the same theories and allegations as asserted in the Section 10(b) class actions described above. The Court denied plaintiff’s motion to consolidate this Section 11 action with the Section 10(b) cases and authorized the two competing lead plaintiff candidates to take discovery of each other in advance of a hearing on the appointment of lead plaintiff. On July 14, 2004, the Company and outside director defendants filed an answer to the complaint, denying allegations of wrongdoing and asserting various affirmative defenses. On September 8, 2004, the Court directed the plaintiff to publish new notice of pendency of this action inviting potential class members to submit motions for appointment as lead plaintiff. The deadline for filing lead plaintiff motions is November 12, 2004, the deadline for discovery related to competing lead plaintiff motions is December 15, 2004, and the deadline for further briefing on competing lead plaintiff motions is December 22, 2004. The Court stayed all discovery related to the merits of the litigation pending the appointment of a lead plaintiff. On October 4, 2004, the Company’s former CEO and CFO filed an answer to the complaint, denying allegations of wrongdoing and asserting various affirmative defenses. This class action also is in the preliminary stages, and it is not possible for us to quantify the extent of potential liability, if any.

      On April 12, 2004, the Company announced that the Securities and Exchange Commission (“SEC”) had notified the Company that it’s previously announced informal inquiry has become a formal investigation pursuant to an “Order Directing Private Investigation and Designating Officers to Take Testimony.” The SEC is investigating transactions entered into during the third quarter of 2002, transactions entered into during 2003 including two distributor contracts totaling approximately $1 million and transactions between Quovadx and Infotech Network Group. The investigation is continuing, and the Company continues to provide documents and information to the SEC.

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

      The Corporate Secretary of the Company is a partner of a law firm which performs legal services for the Company. The accompanying financial statements include expenses related to this law firm of $2.5 million for the nine months ended September 30, 2004.

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

Significant Events in 2004

      During the first and second quarters of 2004 a number of key events occurred that affected our business operations and business prospects and required significant senior management attention, including the restatement of previously published financial statements. Our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) resigned and were replaced by Harvey A. Wagner, Acting President & CEO, effective May 1, 2004 and Melvin L. Keating, Acting CFO, effective April 13, 2004. After these appointments, other management changes were made, primarily involving terminations and promotions in financial and sales management. On October 11, 2004, the Company announced that its board of directors appointed Harvey A. Wagner as President and CEO of the Company. Mr. Wagner’s role was made permanent effective October 8, 2004.

      Internal Review. During the second quarter of 2004, we began an internal review of our historical accounting policies, practices and controls in preparation for our first quarter 2004 quarter-end closing and financial statement preparation under the new management team. As a result of this review, on May 13, 2004 we delayed reporting our first quarter 2004 Form 10-Q. Previously on March 15, 2004 we had announced the need to restate the third quarter of 2003 financial results. Our Audit Committee retained independent counsel to conduct a full investigation of our relationship with Infotech Network Group (“Infotech”) and the circumstances leading up to that restatement. Additionally, under the direction of our Board of Directors and with the advice of outside counsel and our independent registered public accounting firm, our new management conducted an internal review and investigation of prior periods to determine whether there were additional revisions to be made. As a result, we amended and refiled our 2003 annual report on Form 10-K/ A simultaneously with filing our 2004 Forms 10-Q for the first and second quarters of 2004.

      SEC Proceedings. In December 2003, we were notified by the US Securities and Exchange Commission (SEC) that it was conducting an informal inquiry into selected transactions completed in the third quarter of 2002. In March 2004, we voluntarily notified the SEC that we would restate our financial results for the unaudited third quarter of 2003; after this notification, the SEC informed us that its informal inquiry would be expanded to include our relationship with Infotech Network Group and would become a formal investigation. In April 2004, we received notice from the SEC of a formal order of investigation and subpoena. The SEC has since expanded the investigation to include other customer relationships. This investigation is ongoing.

      NASDAQ Listing Compliance. On August 23, 2004, the Company announced that the NASDAQ Listing Qualifications Panel confirmed that the Company had regained compliance with its periodic reporting filing obligations and that it had satisfied all other requirements for continued listing on the NASDAQ National Market. NASDAQ will continue to monitor the Company to ensure its continued compliance with all listing requirements for the NASDAQ National Market. The Company’s trading symbol was changed from “QVDXE” to “QVDX” on August 25, 2004.

      Legal Proceedings. Following our March restatement announcement, various shareholder class-action and derivative lawsuits have been filed against the Company, certain former officers and, in the case of certain of the lawsuits, against our independent directors. For a further description of the nature and status of these legal proceedings, see “Part II, Item 1 — Legal Proceedings.”

      Enhanced Financial Disclosure Controls. Our ongoing internal review includes an evaluation of our policies and procedures for disclosure and internal controls, corporate governance and other processes, in order to ensure the quality, consistency and timeliness of our financial information and reporting. We continue to invest resources in upgrading our financial reporting processes and capabilities, including hiring additional personnel, utilizing outside consultants and implementing new review processes. We plan to continue investing significant resources on this initiative and in preparation for additional reporting on internal controls as required by Section 404 of the Sarbanes-Oxley Act of 2002.

Overview

      We generate revenue from three segments: software licenses, professional services, and recurring services. The software license segment includes revenue from perpetual software license sales and from software subscriptions. The professional services segment includes revenue generated from software implementation, development, and integration. The recurring services segment includes revenue generated from outsourcing, hosting, software maintenance, transactions, and other recurring services.

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

      The Company recorded $48.5 million of goodwill resulting from its 2003 acquisitions. Effective January 1, 2002, SFAS No. 142 requires that goodwill be tested annually for impairment and more frequently if events or changes in circumstances indicate assets might be impaired. A significant decline in our stock price, projected revenue, projected earnings growth or projected cash flows are examples of such circumstances. The impairment test involves the use of estimates related to the fair value of the reporting units with which the goodwill is associated. The estimate of fair value requires significant judgment, including future cash flows and discount rates. Any loss resulting from an impairment test would be reflected in our statements of operations.

      In connection with our acquisitions, we are required to recognize other intangible assets separate and apart from goodwill if such assets arise from contractual or other legal rights or if such assets are separable from the acquired businesses. Other intangible assets include, developed technology, customer-related assets such as order backlog, and trade name. Determining a fair value for such items requires a high degree of judgment, assumptions, and estimates, including future cash flows generated from the assets and discount rates. In certain situations, where deemed necessary, we may use third parties to assist us with such valuations. In addition, these intangible assets are to be amortized over the best estimate of their useful life. At September 30, 2004, we had intangible assets of $18.7 million, net of amortization.

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

Software Development Costs

      Software development costs are required to be expensed until the point that technological feasibility of the product is established. Once technological feasibility is established, such costs are capitalized until the product has reached general availability. The establishment of technological feasibility and continuing evaluation of the recoverability of the capitalized software development costs requires management’s judgment with respect to the impact of external factors such as future revenue, estimated economic life and changes in software and hardware technologies. Capitalized software development costs are amortized on a straight-line basis over an estimated life, which is generally three years. The Company capitalizes internal and external labor costs incurred in developing the software once technological feasibility is attained. At September 30, 2004, the Company had $1.9 million of capitalized software development costs, net of amortization. The Company capitalized software development costs of $0.9 million and $2.2 million for the nine months ended September 30, 2004 and 2003, respectively.

Results of Operations

      The following table sets forth, for the periods indicated, certain items from the Company’s statements of operations as a percentage of total revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

		(Restated)		(Restated)
Revenue:
Software license	31.2%	16.1%	29.4%	28.2%
Professional services	12.9	30.6	17.5	26.3
Recurring services	55.9	53.3	53.1	45.5

Total revenue	100.0	100.0	100.0	100.0

Cost of revenue:
Software license	13.1	13.1	14.8	13.7
Professional services	17.8	23.7	18.2	19.1
Recurring services	28.7	35.7	27.4	30.1
Asset impairments	—	—	10.2	—

Total cost of revenue	59.6	72.5	70.6	62.9

Gross profit	40.4	27.5	29.4	37.1

Operating expenses:
Sales and marketing	19.9	29.7	23.5	24.1
General and administrative	21.2	20.9	22.5	18.2
Research and development	14.8	18.6	15.8	14.2
Amortization of acquired intangible assets	3.7	2.1	4.1	2.1

Total operating expenses	59.6	71.3	65.9	58.6

Loss from operations	(19.2)	(43.8)	(36.5)	(21.5)
Gain on sale of assets	1.7	—	2.3	—
Interest income, net	0.2	0.6	0.4	1.0

Net loss	(17.3)%	(43.2)%	(33.8)%	(20.5)%

Comparison of the Company’s Results for the Three Months Ended September 30, 2004 and 2003.

      Total revenue. Total revenue increased $6.6 million, or 46%, to $21.0 million for the three months ended September 30, 2004 from $14.4 million for the three months ended September 30, 2003. Software license revenue was $6.6 million for the three months ended September 30, 2004 an increase of $4.2 million or 184% from the three months ended September 30, 2003. The increase in software license revenue was due to the acquisitions of Rogue Wave and CareScience. The 2003 acquisitions added $5.5 million in software license revenue. A decrease in software license revenue from the Company’s legacy products partially offset the increase. Professional services revenue decreased from the third quarter of 2003 due to the completion of several large contracts in early 2004. Offsetting the decrease from contracts completion, was the addition of CareScience and Rogue Wave services revenue totaling $1.7 million for the three months ended September 30, 2004. Recurring services revenue increased 53% to $11.7 million for the three months ended September 30, 2004 from $7.7 million in the comparable 2003 period. The increase was due to the addition of CareScience and Rogue Wave which, added $4.1 million for the three months ended September 30, 2004.

      Cost of revenue. Cost of revenue increased $2.1 million, or 20%, to $12.5 million for the three months ended September 30, 2004 from $10.4 million for the three months ended September 30, 2003. Cost of revenue for the license segment increased 47% or $0.9 million to $2.8 million for the three months ended September 30, 2004 from $1.9 million for the three months ended September 30, 2004. Software amortization was $2.0 million for the three months ended September 30, 2004 an increase of 21% from $1.6 million for the period ended September 30, 2003. The increase in software amortization was caused by the addition of software acquired in the CareScience and Rogue Wave acquisitions. Professional services costs increased 9% to $3.7 million for the three months ended September 30, 2004 from $3.4 million in the comparable period of 2003. CareScience and Rogue Wave acquisitions added $1.2 million to cost of revenue related to services for the three months ended September 30, 2004. Partially offsetting the increase was a decrease in headcount. Recurring services costs increased 18% to $6.0 million for the third quarter of 2004 from $5.1 million in the comparable period of 2003. CareScience and Rogue Wave added $1.0 million to recurring services costs.

      Sales and marketing. Sales and marketing expenses decreased $0.1 million, or 2%, to $4.2 million for the three months ended September 30, 2004 from $4.3 million for the three months ended September 30, 2003. The decrease is primarily related to decrease in headcount from 106 to 67 full time sales employees in third quarter of 2004 when compared to the third quarter of 2003.

      General and administrative. General and administrative expenses increased $1.5 million, or 48%, to $4.5 million for the three months ended September 30, 2004 from $3.0 million from the year earlier period. The increase in general and administrative expenses was primarily due to an increase in legal and accounting expenses arising from the restatement of 2003 historical financial data, ensuing litigation and arising from our cooperation, and cooperation of our former officers, with the SEC investigation, increased costs related to Sarbanes Oxley compliance, and other consulting costs.

      Research and development. Research and development expense was $3.1 million for the three months ended September 30, 2004 an increase of $0.4 million or 16% from $2.7 million for the three months ended September 30, 2003. The increase was related to the addition of CareScience and Rogue Wave research and development costs partially offset by a decrease in headcount.

      Amortization of acquired intangibles. The amortization of acquired intangibles results from assets purchased through our business acquisitions. Intangible assets amortization for the three months ended September 30, 2004 increased $0.5 million from the three months ended September 30, 2003. The increase is due to the addition of CareScience and Rogue Wave intangibles assets acquired in 2003 totaling $8.6 million and $8.5 million, respectively.

      Gain on sale of assets. In the third quarter of 2004, the Company sold the Healthcare.com domain name for a gain of $360,000.

      Interest income. Interest income includes interest income on cash and cash equivalents. Interest income decreased for the three months ended September 30, 2004 when compared to the three months ended September 30, 2003. The decrease in interest income is due to the decrease in the Company’s cash and cash equivalents balance that were used to fund operations being partially offset by improved short term investment returns.

      Income tax benefit. A provision for federal and state income taxes has not been recorded for the three months ended September 30, 2004 and 2003, as we have incurred a net operating loss for the three months ended September 30, 2004 and for the twelve months ended December 31, 2003. We believe that, based on the history of losses and other factors, the weight of available evidence indicates that it is more likely than not that we will not be able to realize our deferred tax assets, and thus a full valuation allowance has been recorded against such assets as of September 30, 2004 and December 31, 2003.

Comparison of the Company’s Results for the Nine Months Ended September 30, 2004 and 2003.

      Total revenue. Total revenue increased $15.7 million, or 31%, to $66.2 million for the nine months ended September 30, 2004 from $50.5 million for the nine months ended September 30, 2003. Software license revenue was $19.5 million for the nine months ended September 30, 2004, an increase of $5.2 million or 37% from the nine months ended September 30, 2003. The increase in software license revenue was due to the addition of CareScience and Rogue Wave, which added license revenue of $3.6 million and $11.4 million, respectively. This revenue contribution from CareScience and Rogue Wave was partially offset by slower sales in the remainder of the Company. Professional services revenue decreased from the nine months ended September 30, 2003 due to the completion of several large contracts in early 2004. Partially offsetting the decrease from contracts completion, was the addition of CareScience and Rogue Wave services revenue totaling $4.9 million for the nine months ended September 30, 2004. Recurring services revenue increased 53% to $35.2 million for the nine months ended September 30, 2004 from $23.0 million in the comparable 2003 period. The increase was primarily due to the addition of CareScience and Rogue Wave which, added $2.8 million and $8.9 million, respectively, for the nine months ended September 30, 2004.

      Cost of revenue. Cost of revenue increased $15.0 million, or 47%, to $46.8 million for the nine months ended September 30, 2004 from $31.8 million from the nine months ended September 30, 2003.

      $6.8 million of the increase in cost of revenue was attributable to a non-cash charge for asset impairments incurred during the first quarter of 2004. The Company wrote down $4.4 million of its internally developed and acquired capitalized software. The Company’s decision to discontinue products resulted from the new management’s effort to refocus the Company’s resources to products that would generate revenues in the near term and to conserve cash flows. In the fourth quarter of 2003, the Company prepaid $0.9 million to Infotech Network Group (“Infotech”), an Indian company, for professional services. In March 2004, the Company prepaid Infotech an additional $2.1 million for professional services; $1.7 million was written off in the first quarter of 2004 as a portion of the asset was deemed not recoverable due to the Company’s deteriorating relationship with Infotech and Infotech’s inability to provide assurances that it can deliver those services in the future. The Company also wrote down $0.7 million of deferred costs related to our transaction business. The deferred costs were written down because the total balance of the asset was not recoverable due to the cancellation of certain contracts and lower than expected revenues on other contracts.

      Cost of revenue for the license segment increased 41% or $2.8 million to $9.8 million from $6.9 million. Software amortization was $6.3 million for the nine months ended September 30, 2004 an increase of 31% from $4.8 million for the nine months ended September 30, 2003. The increase in software amortization was caused by the addition of software acquired in the CareScience and Rogue Wave acquisitions. Recurring services costs increased 20% to $18.2 million for the nine month period ended September 30, 2004 from $15.2 million in the comparable period of 2003. CareScience and Rogue Wave added $3.4 million to recurring services costs. Professional services costs increased 25% or $2.4 million for the first three quarters of 2004 from $9.6 million in the comparable period of 2003. CareScience and Rogue Wave acquisitions added $3.9 million to cost of revenue related to services for the nine months ended September 30, 2004.

      Sales and marketing. Sales and marketing expenses increased $3.4 million, or 28%, to $15.5 million for the nine months ended September 30, 2004 from $12.2 million for the nine months ended September 30, 2003. $6.0 million of the increase is primarily related to the CareScience and Rogue Wave acquisitions which, added 9 and 45 employees, respectively, to sales and marketing expense for the nine months ended September 30, 2004. Partially offsetting the increase was a reduction in sales employee headcount from 106 to 67 full time sales employees in third quarter of 2004.

      General and administrative. General and administrative expenses increased $5.7 million, or 62%, to $14.9 million for the nine months ended September 30, 2004 from $9.2 million from the year earlier period. The increase in general and administrative expenses was primarily due to an increase in, legal and accounting expenses arising from the restatement of 2002 and 2003 historical financial data and ensuing litigation and arising from our cooperation and cooperation of our former officers, with the SEC investigation, increased costs related to Sarbanes Oxley compliance, and other consulting costs. Partially offsetting the increase in administrative expenses was a recovery of bad debt totaling $0.2 million.

      Research and development. Research and development expenses increased $3.3 million, or 46%, to $10.4 million for the nine months ended September 30, 2004 from $7.2 million for the nine months ended September 30, 2003. This increase is due to personnel additions from the Rogue Wave and CareScience acquisitions that added a net increase of 14 full time employees. Capitalized software costs decreased $1.3 million to $0.9 million for the first three quarters of 2004 from $2.2 million for the first three quarters of 2003.

      Amortization of acquired intangibles. The amortization of acquired intangibles results from assets purchased through our business acquisitions. Intangible assets amortization for the nine months ended September 30, 2004 increased $1.6 million from the nine months ended September 30, 2003. The increase is due to the addition of CareScience and Rogue Wave intangibles assets acquired in 2003 totaling $8.6 million and $8.5 million, respectively. The appraisal for the Rogue Wave intangible assets was completed in the third quarter of 2004.

      Interest income. Interest income includes interest income on cash and cash equivalents. Interest income was flat for the nine months ended September 30, 2004 when compared to the nine months ended September 30, 2003. The lack of change in interest income is due to the decrease in the Company’s cash and cash equivalents balance that were used to fund operations being partially offset by improved short term investment returns.

      Gain on sale of investment. In the second quarter of 2004, the Company sold its minority equity investment in Royal Health Care, LLC (“Royal”) Royal is a healthcare management services company in which Quovadx owned a minority equity interest. The sale price of $3.1 million in cash was received on June 29, 2004. The Company recorded a $1.2 million gain on the sale of this asset. A director of the Company is on the board of directors of Royal. In the third quarter of 2004, the Company sold the Healthcare.com domain name for a gain of $360,000.

      Income tax benefit. A provision for federal and state income taxes has not been recorded for the nine months ended September 30, 2004 and 2003, as we have incurred a net operating loss for the nine months ended September 30, 2004 and for the twelve months ended December 31, 2003. We believe that, based on the history of losses and other factors, the weight of available evidence indicates that it is more likely than not that we will not be able to realize our deferred tax assets, and thus a full valuation allowance has been recorded against such assets as of September 30, 2004 and December 31, 2003.

Liquidity and Capital Resources

      We have historically financed our operations through a combination of private sales of common and convertible preferred stock, issuances of convertible promissory notes and public sales of common stock. Since our IPO in February 2000, we have financed our operations and acquisitions with the proceeds of that offering and cash obtained in acquisitions.

      We expect to use our cash, cash equivalents and short-term investments for general corporate purposes, working capital and capital expenditures and to fund our operations. The amounts and timing of our actual expenditures will depend upon numerous factors, including the status of our product development efforts, marketing and sales activities, competition in the marketplace and the amount of cash generated by our operations. We may find it necessary or advisable to use portions of our cash, cash equivalents and short-term investments for other purposes. Pending use of our cash, cash equivalents and short-term investments for the above purposes, we intend to invest such funds in short-term, interest-bearing, investment-grade securities.

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

      Net cash used in operating activities was $7.4 million for the nine months ended September 30, 2004 compared to $2.4 million for the nine months ended September 30, 2003. The increase in net cash used in operating activities in 2004 compared to 2003 is mainly due to an increase in the net loss, and a $2.1 million prepayment to Infotech for professional services in March 2004.

      Net cash used in investing activities was $4.5 million for the nine months ended September 30, 2004 , compared to $0.9 million provided by our investing activities for the nine months ended September 30, 2003. Net cash used in investing activities in for the nine months ended September 30, 2004 is primarily due to the purchase of short-term investments partially offset by proceeds from the sale of an investment. Cash provided by investing activities in 2004 was primarily from the sale of short term investments in 2003.

      Net cash provided by financing activities was $1.1 million in for the nine months ended September 30, 2004 and $0.5 million for the nine months ended September 30, 2003. Cash provided in 2004 came from the exercise of stock options and the sale of stock through our employee stock purchase plan.

      Commitments. On September 30, 2004, the Company had $0.7 million in open purchase commitments.

      The Company acquired its WebAccel product from CMI Corporate Marketing, d/b/a Compuflex International (“Compuflex”) in August, 2003. An executive officer of the Company is the sole stockholder of Compuflex. Compuflex has received, and will continue to receive, royalty fees from the Company in accordance with the terms of the purchase agreement. Through September 30, 2004, the Company had paid Compuflex $0.3 million in royalty payments.

      The Company’s cash, cash equivalents and short-term investment balances are expected to be sufficient to meet its anticipated liquidity needs for working capital and capital expenditures for at least the next 12 months. From January 2004 through September 30, 2004, the Company’s normal attrition and a reduction in its workforce decreased headcount by 169 positions as part of a focused effort to better align its total costs of doing business with its revenue stream and preserving cash. If additional capital resources were required for working capital or to grow our business internally, we may seek other financing arrangements. We cannot be assured that any financing arrangements will be available in amounts or on terms acceptable to us in the future.

RISK FACTORS

      The following risk factors could materially and adversely affect our operating results and could cause actual events to differ materially from those predicted in any forward-looking statements related to our business.

We have historically incurred losses and we may not be able to achieve profitability.

      We incurred losses for the years ended December 31, 2003, 2002 and 2001. As of September 30, 2004, we had an accumulated deficit of $179.5 million. Since our IPO in February of 2000, we have funded our business primarily from the cash generated from the sale of our stock and cash flow from operations. We expect to continue to incur significant sales and marketing, research and development and general and administrative expenses that may exceed our revenue. As a result, we may experience losses and negative cash flows in the future. Failure to achieve and maintain profitability may cause our stock price to decline and impair our business and financial prospects.

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

      Certain former officers, independent directors and the Company have been named defendants in various class action and derivative lawsuits resulting from our March 2004 restatement. The findings and outcome of the SEC investigations may affect these pending lawsuits. Under Delaware law, our charter and bylaws, we are generally obligated to indemnify our directors and officers who are named defendants in any of these lawsuits and advance legal fees and costs. We are unable to estimate our liability in these matters and we may be required to pay judgments or settlements and incur expenses in aggregate amounts that could have a materially adverse effect on our business, financial condition, results of operations and cash flows.

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

We may encounter significant employee turnover that could reduce our ability to develop, sell, deliver, and support current and future commitments.

      Due to issues experienced earlier in 2004 related to our restatements, late SEC filings, NASDAQ delisting activities and shareholder litigation, we have experienced and could continue to encounter a significant increase in departures of key employees from the Company. While we are taking steps to support employee retention, there can be no assurances that key employees will not leave the Company for other jobs thus impairing our ability to meet commitments and sustain revenue.

Our investors, customers, suppliers, current employees and prospective employees may react adversely to the restatement of our historical financial statements.

      Our future success depends largely upon the support of our customers, suppliers, employees, prospective employees and investors. The restatement of our historical financial statements and our inability to file on a timely basis all of our first quarter 10-Q has resulted in negative publicity about us, could continue to have a negative impact on the market price of our common stock, and could cause some of our customers or potential customers to refrain from purchasing or defer decisions to purchase our products and services. Additionally, current or potential suppliers may re-examine their willingness to do business with us, to develop critical interfaces to our products or to supply products and services if they lose confidence in our ability to fulfill our commitments. Employees and prospective employees may factor in these uncertainties relating to our stability and the value of any equity-based incentives in their decisions regarding employment opportunities and decide to leave our employ. Any of these losses could have a material adverse effect on our financial and business prospects.

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

      Our operating results have fluctuated significantly in the past and are likely to fluctuate in the future. Moreover, our operating results in some quarters may not meet the expectations of stock market analysts and investors. In that event, our stock price would likely decline. Further declines in our stock price may impair our business prospects and our financial condition. As a result of our limited history of profitable operations, our business strategy, and the evolving nature of the markets in which we compete, we may have difficulty accurately forecasting our revenue in any given period. In addition to the factors discussed elsewhere in this section, a number of factors may cause our revenue to fall short of our expectations or cause fluctuations in our operating results, including:

•	delay in our introduction of new applications, services and products offerings and enhancements of our existing solutions;

•	the capital and expense budgeting decisions of our existing and prospective customers;

•	the loss of one or more major customers;

•	the amount and timing of operating costs and capital expenditures relating to the implementation of our business strategy;

•	increased product development and engineering expenditures required to keep pace with technological changes;

•	overall economic conditions of the U.S. and the rest of the world;

•	overall economic conditions in the software and information systems, healthcare, telecommunications, financial services and defense industries;

•	the size, type and timing of individual license transactions;

•	the adoption of new technologies;

•	our success in expanding our direct sales force and indirect distribution channels;

•	levels of international sales; and

•	obsolescence of our products or the programming languages that our products are designed to enhance.

We operate in an industry with rapidly changing technology and, if we do not successfully modify our products to incorporate new technologies or introduce new products, our sales will suffer.

      The software market in which we compete is characterized by (1) rapid technological change, (2) frequent introductions of new products, (3) changing customer needs and (4) evolving industry standards. To keep pace with technological developments, evolving industry standards and changing customer needs, we must support existing products and develop new products. We may not be successful in developing, marketing and releasing new products or new versions of our products that respond to technological developments, evolving industry standards or changing customer requirements. Further, we may face significant competition from open source software offerings, provided to users on a no-charge or extremely low-charge basis. We may also experience difficulties that could delay or prevent the successful development, introduction and sale of these enhancements. In addition, these new products or enhancements may not adequately meet the requirements of the marketplace and may not achieve any significant degree of market acceptance. If release dates of any future products or enhancements are delayed, or if these products or enhancements fail to achieve market acceptance when released, our business, operating results and financial condition could be materially adversely affected. In addition, new products or enhancements by our competitors and open source offerings may cause customers to defer or forego purchases of our products, which could have a material adverse effect on our business, financial condition and results of operations.

We face saturated or diminishing markets for some of our key products.

      Our primary Enterprise Application Integration product offering is sold primarily to the hospital market, and sub-segments of this market are close to saturation, and therefore revenues may decrease within this market segment. In addition, the primary development tools sold by our Rogue Wave division target the C++ programming language, which is diminishing in usage when compared with other programming languages such as Java. We expect that the revenues for these tools may decline over time. In addition, our performance depends on organizations requiring information delivery, and seeking outside vendors to develop, manage and maintain this software for their critical applications. Many of our potential customers have made significant investments in internally developed systems and would incur significant costs in switching to our products, which may substantially inhibit the growth of our software. If the market fails to grow, becomes saturated, or declines, our sales will be adversely affected. In addition, a weakening global economy or diverted focus of information technology departments on issues related to regulatory compliance may lead to longer sales cycle and slower sales growth.

We are engaged in several large software development projects; failure to complete any one of these projects could have adverse consequences on our services revenues and business prospects.

      We are engaged in several large, multi-year, custom software development projects. These projects require that we staff them with experienced personnel. Our relatively high levels of personnel turnover have affected our ability to staff and manage these projects. Additionally, this type of development project requires close collaboration with the client, particularly in managing the change-order process, and presents factors that are often outside of our control. The length and nature of these projects expose us to the risk of not completing the project on time or at all, or within budget or as expected by the client, any of which could result in our not being paid for work already performed or could lead to complex and expensive litigation, any of which could materially, adversely affect our financial and business prospects.

We have risk in sustaining professional service revenue in our markets.

      Professional services is a very competitive market that is highly dependent on the quality of our staff and service image. We face much larger competitors in this market segment who have considerably more resources to draw from than we have. As a result, the loss of key employees is a risk factor in this business which has the potential to be further impacted by any perceived corporate instability beyond what has already been encountered. These issues also impact our service image to present and prospective customers and could cause contract delays. Consequently, professional services revenue may continue to decline for the Company.

Our public stock price has fallen substantially and may fall further, negatively impacting its investment desirability.

      Since the disclosure of our restatement of financial statements and the formal investigation by the SEC, our stock price has been trading well below the $5.00 per share minimum threshold established by many institutional investors as criteria for ownership . We have no assurance that the stock price will rise to previous levels. These factors may have contributed to reducing the trading activity in our stock and could further reduce the investment quality of our stock.

Several segments of our business rely on the effectiveness of channel partners and third-party influencers to help achieve revenue goals. If we fail to increase and maintain our channel relationships, our business may suffer.

      Relationships with established channel partners are critical to our success. These relationships include independent software vendors (ISV), distributors, co-marketers and system integrator relationships. To date, we have established a number of these relationships and we rely on these partners’ ability to assist us in generating increased acceptance and use of our applications, services, and product offerings. The other parties to these relationships may not view these relationships with us as significant to their own business, and they may reassess their commitment to us or decide to compete directly with us in the future. We generally do not have agreements that prohibit them from competing against us directly or from contracting with our competitors. Additionally, we cannot guarantee that any such party will perform its obligations as agreed or contemplated or that we would be able to specifically enforce any agreement with it.

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

      Certain products include so called “open source” software. In some cases open source software imposes on us certain requirements to license others both the open source software as well as software that relates to, or interacts with, or is a derivative work of open source software. These open source license terms may be ambiguous and may result in unanticipated obligations regarding our products, including the obligation to make source code available. Because open source software is generally available, it cannot be protected as a trade secret and competitors and others would have access to such software and the right to modify or distribute such software. Also, in many instances where we obtain open source software, we would not be able to determine if the provider of such code has legal right to provide such code to the company on the open source license terms.

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

      We retain confidential customer and patient information in our processing centers. Therefore, it is critical that our facilities and infrastructure remain secure and that our facilities and infrastructure are perceived by the marketplace to be secure. Despite the implementation of security measures, our infrastructure may be vulnerable to physical break-ins, computer viruses, programming errors, attacks by third parties or similar disruptive problems. If we fail to meet our clients’ expectations or violate any provision of our business associate relationship under the Health Insurance Portability and Accountability Act of 1996, we could be liable for damages and our reputation could suffer. In addition, patient care could suffer and we could be liable if our systems fail to deliver correct information in a timely manner. Our insurance may not protect us from this risk.

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

      We expect a portion of our recurring services to be derived from customers who use our application and transaction hosting services. As a result, our business will suffer if we experience frequent or long-term system interruptions that result in the unavailability or reduced performance of our hosting service. We expect to experience occasional temporary capacity constraints due to sharply increased traffic, which may cause unanticipated system disruptions, slower response times, impaired quality, and degradation in levels of customer service. If this were to happen on more than an occasional and temporary basis, our business and reputation could be seriously harmed.

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

      Participants in the healthcare industry are subject to extensive and frequently changing regulation under numerous laws administered by governmental entities at the federal, state and local levels, some of which are, and others of which may be, applicable to our business. Furthermore, our healthcare service provider and payer customers are also subject to a wide variety of laws and regulations that could affect the nature and scope of their relationships with us.

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

If we do not establish and maintain our brands, our reputation could be adversely affected.

      In order to increase our customer base and expand our online traffic, we must establish, maintain and strengthen our brands. For us to be successful in establishing and maintaining the awareness and reputation of our brands, professionals in the healthcare and other targeted markets must perceive us as offering quality, cost-effective products, services and solutions. Our reputation and brand names could be harmed if we experience difficulties in introducing new applications, services and solution offerings, if these offerings are not accepted by customers, if we are required to discontinue existing applications, offerings or if our products, services and solutions do not function properly.

Legislative and regulatory actions may continue to cause our operating expenses to increase.

      The Sarbanes-Oxley Act of 2002 and newly proposed or enacted rules and regulations of the SEC or NASDAQ, impose duties on the Company and its executives, directors, attorneys and auditors. In order to comply with the Sarbanes-Oxley Act and any new rules promulgated by the SEC or NASDAQ, we have been and may continue be required to hire additional personnel and use additional outside legal, accounting and advisory services. Any of these developments that materially increase our operating expenses will, accordingly, reduce our net income.

We have made changes to our senior management team, diverting attention from strategic planning and business operations that could negatively affect our results of operations.

      In April 2004 we replaced our chief executive officer and chief financial officer; in May we replaced our executive vice president of sales. It may take some time for this new management team to develop strong working relationships, re-establish momentum in sales efforts, and to reformulate and begin to execute our strategic plan and operating plan. In addition, new management’s ability to complete this process has been and continues to be hindered by its need to spend significant time and effort dealing with internal and external investigations, enhancing corporate governance procedures, strengthening reporting lines and reviewing and enhancing internal controls. We cannot give assurance that this restructuring of the senior management team, and the accompanying distractions, will not adversely affect our results of operations.

Benefits expected from our 2003 acquisitions may not be fully realized because of integration and other challenges.

      The benefits of the acquisitions completed during 2003 may not be fully realized which could have a material adverse effect on the combined business and results of operations because of the following challenges:

•	incorporating and leveraging technology and products across Quovadx divisions;

•	preserving acquired technical knowledge;

•	maintaining momentum in the sales growth of Rogue Wave and CareScience product offerings;

•	retaining essential staff from the acquisitions;

•	realizing anticipated cost savings in a timely manner; and

•	incurring unanticipated expenses related to the integration of the acquisitions.

Expenses related to the 2003 acquisitions could adversely affect the Company’s combined financial results.

      Quovadx has incurred direct transaction costs of $6.9 million in connection with the acquisitions. If Quovadx does not achieve the expected benefits of the merger, the combined company’s financial results, including earnings per share, could be adversely affected.

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

      The Company’s Chief Executive Officer and Acting Chief Financial Officer have evaluated the effectiveness of the company’s disclosure controls and procedures as of September 30, 2004. This included an evaluation of disclosure controls and procedures applicable to the period covered by and existing through the filing of this periodic report. Based on that review, the Company’s Chief Executive Officer and Acting Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information the Company is required to disclose in its reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported accurately. As noted below, however, we have identified weaknesses in our internal controls that existed during periods prior to September 30, 2004.

      As more fully described elsewhere in this Form 10-Q, we postponed the release of our financial results for the quarter ended March 31, 2004. On March 15, 2004 we announced that we would delay the filing of our annual report on Form 10-K for the year ended December 31, 2003 to restate our 2003 third quarter financial results and revise our previously announced preliminary 2003 fourth quarter and full year financial results. On

April 12, 2004 we announced the resignation of the company’s President and Chief Executive Officer and of the Chief Financial Officer. On May 13, 2004, we announced that new management had identified certain issues that might further affect our 2003 financial statements. Additionally, we announced that the company was conducting a review of past accounting practices. During the course of our review, and with the assistance of our independent registered public accounting firm, we determined that the accounting with respect to certain prior period transactions required adjustments. As a result, we restated our consolidated financial statements for the years ended December 31, 2003 and 2002.

      In connection with our restatements, we and our independent registered public accounting firm identified and reported to our audit committee significant internal control matters that collectively constitute “material weaknesses.” These internal control matters, any one or more of which may individually or together constitute a material weakness, included without limitation: inadequate management level controls; inadequate credit screening procedures and controls; inadequate shipping procedures and controls; inadequate procedures for adding new products to the products available for sale; inadequate controls over the price book and inadequate procedures for establishing revenue recognition on services. Additionally, in connection with our activities to comply with the requirements of Sarbanes-Oxley Section 404, we have identified areas where internal controls need to be enhanced.

      Beginning in April 2004, through the filing date of this report, we have been implementing changes to address these internal control weaknesses. These measures include the following:

•	We hired a new President and Chief Executive Officer and a new Acting Chief Financial Officer who have expertise in financial controls and reporting, to improve the overall quality and level of experience in our finance and accounting organization.

•	We implemented a Code of Business Conduct and Ethics. We have communicated to senior management and all employees the importance of these requirements, which each has acknowledged, and we will be conducting training on the Code.

•	We implemented a formal whistle blower reporting system through a third party provider to enable employees to identify potential concerns or ethical issues on an anonymous basis. We have communicated to employees the availability of this system and are conducting training on this system.

•	We have made improvements to our shipping procedures to provide more detailed information regarding product shipments and we have consolidated our shipping function to one location. We have completed these changes in our Rogue Wave Software and Integration Solutions division; no changes were required in the CareScience division which licenses its software on an ASP basis.

•	We have improved our procedures for verifying the creditworthiness of prospective customers.

•	We have made changes to procedures for estimating fees and have established revenue recognition on our services work.

•	We have initiated additional training of our sales organizations regarding revenue recognition rules.

•	We have formed a multidisciplinary price book committee that will control new product introductions and determine legal and accounting requirements for all products; implementation of processes to improve communication among our various functional groups during the transaction approval and contract negotiation phases.

•	We have enhanced our disclosure committee and increased the committee’s authority.

      We plan to take additional steps to strengthen our internal controls, including; implementation of processes to improve communication among our various functional groups during the transaction approval and contract negotiation phases; and improved operating controls and reporting processes.

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

      In connection with the Company’s efforts to comply in 2004 with Section 404(a) of the Sarbanes-Oxley Act, we have retained an independent risk consulting firm to assist with the analysis and testing. We expect that in response to their findings we will implement changes in internal controls and procedures and that additional changes will be made on an ongoing basis as business needs require. Based on the control evaluation, testing and remediation performed to date, we have not identified any material control weaknesses, as defined under the standards and rules issued by the Public Company Accounting Oversight Board (PCAOB) and approved by the SEC. We have identified several control issues, which if not remediated before year-end, may be determined to be significant deficiencies. Such deficiencies, if any, would be reported to the Company’s independent external auditors and the audit committee of the board of directors.

      Except for the improvements described above, there have been no other changes in our internal control over financial reporting during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. No significant changes were made in the Company’s internal controls during the third quarter of 2004.

      Appearing as exhibits to this report are the certifications of our chief executive officer and acting chief financial officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002. The disclosures set forth in this Item 4 contain information concerning the evaluation of our disclosure controls and procedures, and changes in internal control over financial reporting, referred to in paragraphs 4(c) and (d) of the certifications. This Item 4 should be read in conjunction with the certifications for a more complete understanding of the topics presented.

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

      CareScience, Inc. and certain of its present and former officers were defendants in a purported shareholder class action lawsuit litigation pending in the United States District Court for the Eastern District of Pennsylvania for alleged violations of federal securities laws. The actions sought compensatory and other damages, and costs and expenses associated with litigation. The class action litigation was the result of several complaints filed with the court beginning on October 17, 2001. These actions were consolidated on November 16, 2001. The court approved the selection of the lead plaintiff in the litigation on March 12, 2002. CareScience filed a motion to dismiss the consolidated complaint on August 7, 2002. These complaints purported to bring claims on behalf of all persons who allegedly purchased CareScience common stock between June 29, 2000 and November 1, 2000, for alleged violations of the federal securities laws, including Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 by issuing a materially false and misleading Prospectus and Registration Statement with respect to the initial public offering of CareScience common stock. In February 2004, an agreement was reached to settle this case, subject to court approval after notice to the former shareholders. On October 27, 2004, the Court approved the settlement and on November 1, 2004, the Court entered its Final Order approving the settlement. The entire settlement amount will be paid by insurance, without any contribution from the Company.

      On March 18, 2004, a purported class action complaint was filed in the United States District Court for District of Colorado, entitled Smith v. Quovadx, Inc. et al, Case No. 04-M-0509, against Quovadx, Inc., its now-former Chief Executive Officer and its now-former Chief Financial Officer. The complaint alleged violations of Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended, purportedly on behalf of all persons who purchased Quovadx common stock from October 22, 2003 through March 15, 2004. The claims are based upon allegations the Company (i) purportedly overstated its net income and earnings per share during the class period, (ii) purportedly recognized revenue from contracts between the Company and Infotech Network Group prematurely, and (iii) purportedly lacked adequate internal controls and was therefore unable to ascertain the financial condition of the Company. Eight additional, nearly identical class action complaints were filed in the same Court based on the same facts and allegations. The actions seek damages against the defendants in an unspecified amount. On May 17 and 18, 2004, the Company filed motions to dismiss each of the complaints. Since then, all but one of the actions, entitled Heller v. Quovadx, Inc., et al., Case No. 04-M-0665 (OES) (D. Colo.), have been dismissed. Thereafter, the plaintiff in Heller filed a first amended complaint, which asserts the same claims as those asserted in the original complaint, and includes allegations regarding the Company’s accounting for certain additional transactions. On September 8, 2004, the Court approved the appointment of David Heller as lead plaintiff. On September 29, 2004, the Court denied defendants’ motions to dismiss the first amended complaint and approved the appointment of Mr. Heller’s counsel as lead plaintiff’s counsel. On October 14, 2004, the Company and the other defendants filed answers to the first amended complaint, denying allegations of wrongdoing and asserting various affirmative defenses. The Court has set a scheduling conference in the case for November 18, 2004. The class action is still in the preliminary stages, and it is not possible for us to quantify the extent of potential liability, if any.

      On March 22, 2004, a shareholder derivative action was filed in the District Court of Colorado, County of Arapahoe, entitled Marcoux v. Brown et al, against the members of the Board of Directors and certain now-former officers of Quovadx alleging breach of fiduciary duty and other violations of state law. The Company is named solely as a nominal defendant against which no recovery is sought. This complaint generally is based on the same facts and circumstances as alleged in the class action complaints discussed above, alleging that the defendants misrepresented Quovadx financial projections and that one of the defendants violated state laws relating to insider trading. The action seeks damages in an unspecified amount against the individual defendants, disgorgement of improper profits and attorney’s fees, among other forms of relief. On or about April 21, 2004, a second, nearly identical shareholder derivative complaint, seeking the same relief, was filed in the United States District Court for the District of Colorado, entitled Thornton v. Brown et al. The plaintiffs in both of the shareholder derivative actions are represented by the same local counsel. On or about May 20, 2004, a third, nearly identical shareholder derivative complaint, seeking the same relief, was filed in the

District Court of Colorado, County of Arapahoe, entitled Jaroslawicz v. Brown, et al. The three shareholder derivative actions are now all pending in the Colorado state court. The Court has consolidated the three actions into a single consolidated action and has set February 1, 2005 as the deadline for the filing of a consolidated amended complaint. The shareholder derivative action is still in the preliminary stages, and it is not possible for us to quantify the extent of potential liability, if any.

      On May 17, 2004, a purported class action complaint was filed in the United States District Court for the District of Colorado, entitled Henderson v. Quovadx, Inc. et al, Case No. 04-M-1006 (OES), against Quovadx, Inc., its now-former Chief Executive Officer, its now-former Chief Financial Officer and its Board of Directors. The complaint alleged violations of Section 11 and Section 15 of the Securities Act of 1933, as amended, purportedly on behalf of all former shareholders of Rogue Wave Software, Inc. who acquired Quovadx common stock in connection with the Company’s exchange offer effective December 19, 2003. The claims are based upon the same theories and allegations as asserted in the Section 10(b) class actions described above. The Court denied plaintiff’s motion to consolidate this Section 11 action with the Section 10(b) cases and authorized the two competing lead plaintiff candidates to take discovery of each other in advance of a hearing on the appointment of lead plaintiff. On July 14, 2004, the Company and outside director defendants filed an answer to the complaint, denying allegations of wrongdoing and asserting various affirmative defenses. On September 8, 2004, the Court directed the plaintiff to publish new notice of pendency of this action inviting potential class members to submit motions for appointment as lead plaintiff. The deadline for filing lead plaintiff motions is November 12, 2004, the deadline for discovery related to competing lead plaintiff motions is December 15, 2004, and the deadline for further briefing on competing lead plaintiff motions is December 22, 2004. The Court stayed all discovery related to the merits of the litigation pending the appointment of a lead plaintiff. On October 4, 2004, the Company’s former CEO and CFO filed an answer to the complaint, denying allegations of wrongdoing and asserting various affirmative defenses. This class action also is in the preliminary stages, and it is not possible for us to quantify the extent of potential liability, if any.

      On April 12, 2004, the Company announced that the Securities and Exchange Commission (“SEC”) had notified the Company that it’s previously announced informal inquiry has become a formal investigation pursuant to an “Order Directing Private Investigation and Designating Officers to Take Testimony.” The SEC is investigating transactions entered into during the third quarter of 2002 and transactions entered into during 2003 including two distributor contracts totaling approximately $1 million and transactions between Quovadx and Infotech Network Group. The investigation is continuing, and the Company continues to provide documents and information to the SEC.

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

      The Company is engaged from time to time in routine litigation that arises in the ordinary course of our business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

      Not applicable.

Item 3.	Defaults Upon Senior Securities

      Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

      Not applicable.

Item 5.	Other Information

      Not applicable.

Item 6.	Exhibits

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

Harvey A. Wagner
Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2004

By:	/s/ MELVIN L. KEATING

Melvin L. Keating
Acting Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: November 9, 2004

EXHIBIT INDEX

Exhibit
Number		Description of Document

2.1		Agreement and Plan of Merger, dated as of August 13, 2003, by and among CareScience, Inc., the Registrant and Carlton Acquisition Corporation (incorporated by reference to Annex A to the Prospectus filed by the Registrant under Rule 424(b)(3) on September 18, 2003).
2.2		Agreement and Plan of Merger, dated as of November 3, 2003, by and among Rogue Wave Software, Inc., the Registrant and Chess Acquisition Corporation (incorporated by reference to Annex A to the Prospectus filed by the Registrant under Rule 424(b)(3) on December 16, 2003).
3.1		Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended March 31, 2003, filed as of May 13, 2003).
3.2		Bylaws of the Registrant (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-1 of the Registrant, filed as of November 2, 1999, Registration No. 333-90165).
4.1		Specimen stock certificate representing shares of Common Stock of the Registrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of the Registrant, filed as of October 16, 2001).
4.2		Preferred Stock Rights Agreement, dated as of July 24, 2000, between the Registrant and ChaseMellon Shareholder Services, L.L.C., as Rights Agent, including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively (incorporated by reference to Exhibit 1 to the Registration Statement on Form 8-A of the Registrant, filed as of July 28, 2000).
10	.1*	Amended and Restated 1997 Stock Plan and related agreements (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 of the Registrant, filed as of May 16, 2002, Registration No. 333-88408).
10	.2*	Amended and Restated 1999 Employee Stock Purchase Plan and related agreements (incorporated by reference to Exhibit 10.2. the Quarterly Report on Form 10-Q of the Registrant for the quarter ended September 30, 2003, filed as of November 3, 2003).
10	.3*	Amended and Restated 1999 Director Option Plan and related agreements (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8 of the Registrant, filed as of May 16, 2002, Registration No. 333-88408).
10	.4*	Amended and Restated 2000 Non statutory Stock Option Plan and related agreements (incorporated by reference to Exhibit 4.9 to the Registration Statement on Form S-8 of the Registrant, filed as of April 1, 2003, Registration No. 333-104184).
10	.5*	Amended and Restated Healthcare.com Corporation Non-Employee Director Stock Option Plan (filed as of August 13, 1999, as Exhibit 10 to the Quarterly Report on Form 10-Q of Healthcare.com Corporation for the quarter ended June 30,1999, Commission File No. 0-27056, and incorporated by reference to Exhibit 10.42 to the Registration Statement on Form S-4 of the Registrant, filed as of June 29, 2001, Registration No. 333-64282).
10	.6*	Healthcare.com Corporation Adjustment Stock Option Plan (filed as of October 24, 1995, as Exhibit 10.5 to Amendment No. 1 to the Registration Statement on Form S-1 of Healthcare.com Corporation, Registration No. 33-96478, and incorporated by reference to Exhibit 10.43 to the Registration Statement on Form S-4 of the Registrant, filed as of June 29, 2001, Registration No. 333-64282).
10	.7*	Healthcare.com Corporation Restated Stock Option Plan Two (filed as of May 11, 1998, as Exhibit 10.2 to the Quarterly Report on Form 10-Q of Healthcare.com Corporation for the quarter ended March 31, 1998, Commission File No. 0-27056, and incorporated by reference to Exhibit 10.44 to the Registration Statement on Form S-4 of the Registrant, filed as of June 29, 2001, Registration No. 333-64282).
10	.8*	Rogue Wave Software, Inc. 1996 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 to the Post-Effective Amendment No. 1 to Form S-4 on Form S-8 Registration Statement of the Registrant, filed as of January 8, 2004, Registration No. 333-110388).
10	.9*	Rogue Wave Software, Inc. 1997 Equity Incentive Plan (incorporated by reference to Exhibit 4.2 to the Post-Effective Amendment No. 1 to Form S-4 on Form S-8 Registration Statement of the Registrant, filed as of January 8, 2004, Registration No. 333-110388).

Exhibit
Number		Description of Document

10	.10*	Offer letter, dated as of February 20, 2002, to David E. Nesvisky from the Registrant (incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K of the Registrant for the year ended December 31, 2002, filed as of March 31, 2003).
10	.11*	Amended and Restated Employment Agreement, dated as of April 11, 2003, by and between CareScience, Inc. and Ronald A. Paulus (filed as of April 25, 2003, as Exhibit 10.2 to Amendment No. 1 to the Annual Report on Form 10-K/A of CareScience, Inc. for the fiscal year ended December 31, 2002, Commission File No. 0-30859, and incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K of the Registrant for the year ended December 31, 2003, filed as of March 18, 2004).
10	.12*	Employment Agreement, dated as of August 25, 2003, by and between the Registrant and Cory Isaacson (incorporated by reference to Exhibit 10.12 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended March 31, 2004, filed as of August 16, 2004).
10	.13*	Amendment No. 1 to the Employment Agreement, dated as of August 25, 2003, by and between the Registrant and Cory Isaacson, which amendment was dated March 17, 2004 (incorporated by reference to Exhibit 10.13 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended March 31, 2004, filed as of August 16, 2004).
10	.14*	Asset Purchase Agreement, dated as of August 25, 2003, by and between CMI Corporate Marketing, Inc. (d/b/a Compuflex International) and the Registrant (incorporated by reference to Exhibit 10.14 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended March 31, 2004, filed as of August 16, 2004).
10	.15*	Employment Agreement, dated as of April 7, 2004, by and between the Registrant and Melvin L. Keating (incorporated by reference to Exhibit 10.15 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended June 30, 2004, filed as of August 16, 2004).
10	.16*	Employment Agreement, dated as of April 9, 2004, by and between the Registrant and Harvey A. Wagner (incorporated by reference to Exhibit 10.16 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended June 30, 2004, filed as of August 16, 2004).
10	.17*	Severance Agreement, dated as of April 11, 2004, by and between the Registrant and Lorine R. Sweeney (incorporated by reference to Exhibit 10.17 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended June 30, 2004, filed as of August 16, 2004).
10	.18*	Severance Agreement, dated as of April 11, 2004, by and between the Registrant and Gary T. Scherping (incorporated by reference to Exhibit 10.18 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended June 30, 2004, filed as of August 16, 2004).
10.19		Office Lease Agreement, effective as of November 8, 1999, between Mountain States Mutual Casualty Company and the Registrant (incorporated by reference to Amendment 1 to the Registration Statement on Form S-1 of the Registrant, filed as of December 17, 1999, Registration No. 333-90165).
10.20		Sublease, dated as of August 24, 2001, between Echo Bay Management Corp. and the Registrant (incorporated by reference to Exhibit 12.1 to the Annual Report on Form 10-K of the Registrant for the year ended December 31, 2001, filed as of March 26, 2002).
10.21		Form of Indemnification Agreement entered into by the Registrant with each of its directors and executive officers (incorporated by reference to Exhibit 11.1 to the Annual Report on Form 10-K of the Registrant for the year ended December 31, 2001, filed as of March 26, 2002).
10.22		Restated License Agreement, dated as of April 1, 1995, between the Trustees of the University of Pennsylvania and Care Management Science Corporation (filed as of March 14, 2000, as Exhibit 10.3 to the Registration Statement on Form S-1 of CareScience, Inc., Registration No. 333-32376 and incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K of the Registrant for the year ended December 31, 2003, filed as of March 18, 2004).
10.23		License Agreement, dated as of July 30, 2001, by and between 3550 University Science Center Associates as licensor and CareScience, Inc., as licensee, for the license to use a portion of a building for a data center (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K of the Registrant for the year ended December 31, 2003, filed as of March 18, 2004).

Exhibit
Number		Description of Document

10.24		License Agreement, dated as of October 2, 2000, between California HealthCare Foundation and CareScience, Inc. (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K of CareScience, Inc. for the year ended December 31, 2001, Commission File No. 0-30859, filed as of March 26, 2002).
10.25		Consent of Assignment, dated as of September 18, 2003, by 3550 University City Science Center Associates as licensor (incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K of the Registrant for the year ended December 31, 2003, filed as of March 18, 2004).
10.26		Equity Buy-Back Agreement, dated as of June 29, 2004, by and between the Registrant and Royal Health Care of Long Island LLC (d/b/a Royal Health Care, LLC) (incorporated by reference to Exhibit 10.25 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended June 30, 2004, filed as of August 16, 2004).
10	.27*	Consulting Agreement, dated April 1, 2003, between the Registrant and Compuflex International, Inc. (incorporated by reference to Exhibit 10.21 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended March 31, 2004, filed as of August 16, 2004).
10	.28*	Amended and Restated Employment Agreement, dated as of October 8, 2004, by and between the Registrant and Harvey A. Wagner (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of the Registration, filed as of October 12, 2004).
10	.29*	Amended and Restated Employment Agreement, dated as of April 11, 2003, by and between CareScience, Inc. and Thomas Zajac (incorporated by referenced to Exhibit 10.4 to Amendment No. 1 to the Annual Report of CareScience, Inc. on Form 10-K/A for the fiscal year ended December 31, 2002, Commission Filed No. 0-30859, filed on April 25, 2003).
31.1		Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2		Certification of Acting Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
32	.1**	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(b) and Rule 15d-14(b), promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.
32	.2**	Certification of Acting Chief Financial Officer of the Registrant pursuant to Rule 13a-14(b) and Rule 15d-14(b), promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

*	Constitutes a management contract or compensatory plan or arrangement.

**	This certification is furnished to, but not filed, with the Commission. This certification shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Registrant specifically incorporates it by reference.