Form 10-K
period 2004-12-31
QUOVADX INC
filed 2005-03-10
CIK 1094561

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004
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
      As of March 4, 2005, there were 40,548,163 shares of Common Stock of the registrant outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
      “Part III of this Form 10-K incorporates certain information by reference from the registrant’s definitive proxy statement for its 2005 Annual Meeting of Stockholders, which proxy statement will be filed with the Securities and Exchange Commission on or before May 2, 2005.”

i

FORWARD-LOOKING STATEMENTS
      All statements, trend analysis and other information contained in this Annual Report on Form 10-K (“Annual Report”) of Quovadx, Inc. (“Quovadx,” the “Company,” the “Registrant,” “we” or “us”) and the information incorporated by reference which are not historical in nature are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, discussion relative to markets for our products and trends in revenue, gross margins and anticipated expense levels, as well as other statements including words such as “anticipate,” “believe,” “plan,” “estimate,” “expect” and “intend” and other similar expressions. All statements regarding the Company’s expected financial position and operating results, business strategy, financing plans, and forecast trends relating to our industry are forward-looking statements. These forward-looking statements are subject to business and economic risks and uncertainties, and our actual results of operations may differ materially from those contained in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in “Risk Factors” below.
Trademarks
      CLOVERLEAF, HOSTACCESS, INSURENET, ROGUE WAVE, SOURCEPRO, STINGRAY, and WEBACCEL are registered trademarks of Quovadx, Inc. in the United States and/or select foreign countries; and QDX, QUOVADX, the CLOVERLEAF logo, the QUOVADX logo, and the phrase “connected by Cloverleaf” are trademarks or service marks of Quovadx, Inc. The absence of a trademark from this list does not constitute a waiver of Quovadx, Inc.’s intellectual property rights concerning that trademark. CARE DATA EXCHANGE is a registered trademark of the California Health Care Foundation in the United States. This document may contain references to other companies, brand and product names. These companies, brand and product names are used herein for identification purposes only and may be the trademarks of their respective owners.

ii

PART I

Item 1.	Business
      Quovadx is a global software and services firm that helps thousands of enterprise customers worldwide develop, extend and integrate applications based on open standards. Our software and services offerings include an integrated suite of application development tools and vertical enterprise applications for companies in healthcare, financial services, software, telecommunications, and the public sector.
Industry Background
      Since the 1970s, organizations have made investments in business-critical information technologies. In many cases they have deployed multiple generations of technologies from different vendors that successfully addressed fundamental business requirements but often resulted in complex computing environments characterized by incompatible systems that could not be accessed across the global enterprise. These legacy environments represented enormous investments of time and money, but frequently limited the ability of these organizations to grow and remain competitive.
      In the 1990s, some organizations attempted to solve this problem by replacing their heterogeneous environments with next generation integrated systems. Despite the promise of single-vendor solutions to offer an integrated, more accessible computing environment, these new systems often failed to replicate the functionality of the systems they replaced, or in other cases, deployment was never completed.
      Today, despite recognizing the limitations of legacy computing environments, we believe organizations remain reluctant to abandon their investments in existing systems due to the business risks inherent in change, coupled with the significant capital and resource expenditure required to undertake major project initiatives. Instead, we believe organizations are increasingly seeking technology that will:

•	leverage existing investment in legacy systems, without disrupting operations;

•	allow simultaneous access across multiple locations around the world;

•	improve the look and feel of applications and user interfaces to enhance productivity;

•	increase efficiency with new functionality and streamlined business processes; and

•	provide an attractive return on investment.
The QUOVADX™ Solution
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
      Extend access to applications through Web service and Web-based applications. Our products allow our customers to use their legacy applications in a standardized, consistent and reusable format through a standard Web browser interface and to integrate existing applications with XML data and Web services, providing support for a service-oriented architecture (SOA). This cost effective approach to product development facilitates worldwide deployment of applications.
      Expand efficiency and productivity via integration and streamlined workflow. Through the use of Quovadx tools, our customers can integrate multiple applications, automate time-consuming manual processes, eliminate manual data entry, reduce errors, enhance customer service, and improve the overall efficiency of their businesses.

The Company in 2004
      In 2004, we experienced many changes at Quovadx and it has been a year of transition for the Company. We ended 2003 making having made two major acquisitions. In September 2003 we completed the acquisition of CareScience Inc., a provider of care management services to hospitals and health systems. We acquired CareScience to extend our product and service offerings, accelerate our market penetration in healthcare, grow our recurring services revenue base and leverage our respective technology, applications and domain expertise for strategic product development. In December 2003, we completed the acquisition of Rogue Wave Software Inc., a provider of reusable software components and integrated software tools that facilitate application development. We purchased Rogue Wave to expand our presence into new markets, enhance our competitive position with the Rogue Wave brand, grow revenues and leverage our mutual technology assets to capitalize on opportunities in the growing market for service-oriented applications development.
      In December 2003, we were notified by the US Securities and Exchange Commission (SEC) that it was conducting an informal inquiry into selected transactions completed in the third quarter of 2002. In March 2004, we discovered problems with a major customer’s ability to pay amounts owed under their contract and notified the SEC that we needed to restate our financial results for the third quarter of 2003 and revise our previously announced unaudited financial results for the fourth quarter of 2003. Subsequently, the SEC informed us that its informal inquiry would be expanded to include our relationship with this customer, Infotech Network Group (Infotech). In April 2004, we received notice from the SEC of the formal order of investigation and subpoena.
      In April 2004, our former chief executive officer and chief financial officer were asked to resign their respective positions and our board of directors retained the law firm of Hogan & Hartson L.L.P. to conduct a special review of the company’s relationship with Infotech and of the company’s disclosures concerning Infotech. During this same timeframe, various shareholder class-action and derivative lawsuits were filed against the Company, certain former officers and, in the case of certain of the lawsuits, against our independent directors. An acting CEO and CFO were named in April and they began to reorganize the company and deal with financial issues.
      During the second quarter of 2004, under the direction of new management, we began an internal review of our historical accounting policies, practices and controls in preparation for our first quarter 2004 quarter-end closing and financial statement preparation. Our review included an evaluation of our policies and procedures for disclosure and internal controls, corporate governance and other processes, in order to ensure the quality, consistency and timeliness of our financial information and reporting.
      In May 2004, as a result of the internal review, we advised our independent auditors, Ernst & Young LLP (E&Y) that we had identified two distributor contracts totaling approximately $1 million entered into during 2003 that required further review. As a result of those discoveries and the possibility of further review, we were unable to timely file our Form 10-Q for the period ending March 31, 2004. We subsequently received notice from the NASDAQ Listing Qualifications Department that our failure to file the quarterly report on Form 10-Q for the period March 31, 2004 with the SEC had resulted in non-compliance under the NASDAQ rules. As a result, the NASDAQ Stock Market initiated delisting procedures. On May 14, 2004, based on our failure to file the March 31, 2004 Form 10-Q with the SEC and pending an appeal, the NASDAQ changed our trading symbol to “QVDXE.” We had previously announced that we would restate our 2003 financial statements. We amended and refiled our 2003 annual report on Form 10K-A simultaneously with our 2004 Forms 10-Q for the first and second quarters of 2004. On August 23, 2004, the Company announced that the NASDAQ Listing Qualifications Panel confirmed that the Company had regained compliance with its periodic reporting filing obligations and that it had satisfied all other requirements for continued listing on the NASDAQ National Market. NASDAQ will continue to monitor the Company to ensure its continued compliance with all listing requirements for the NASDAQ National Market. The Company’s trading symbol was then changed back to “QVDX” from “QVDXE” on August 25, 2004.
      As a result of the review and investigation, we made numerous changes to our accounting procedures. New management also focused on cost containment, streamlining the business and raising funds. As a result we sold the technology and services contracts of Outlaw Technologies, Inc. (“Outlaw”), our minority equity investment in Royal Health Care, LLC (“Royal”) and the assets of our Albuquerque, New Mexico Data Center and its Managed Care Transaction Manager (MCTM) system. The divestiture of these assets raised cash and eliminated products that were either not generating sufficient profit or no longer fit our long-term strategic vision. These divestitures are consistent with the Company’s plans to refocus its sales effort to products that are more profitable.
      In mid-2004, management initiated a new strategic planning process for the Company, which resulted in the reorganization of our management team, organizational structure, processes and culture. The previous strategy which had focused on growth through acquisitions shifted to growth through investments in existing products and customer relationships. We challenged ourselves to develop and articulate our vision and mission, supported by specific goals and initiatives to achieve our respective strategic objectives. Sales and marketing was decentralized to be compatible with the new divisional structure. New integrated marketing strategies were adopted to focus on pipeline growth and enhancements of divisional brands. Similarly, our technology strategy and research and development (R&D) organization was realigned and streamlined as part of the reorganization. The R&D organization, which had been managed centrally as a shared corporate service, was realigned to fit within each of the Company’s three divisions. This realignment and refocus of resources was done in order to bring R&D closer to our markets and customers and improve the timeliness and responsiveness of our product delivery cycle.
The Company Today
      At the end of 2004 the strategic reorganization plans have been set in place. Our prior revenue recognition issues have been identified and addressed with enhanced policies and procedures. At the beginning of 2005, we had overcome many obstacles and reorganized the organization to move into the future and achieve our vision as a successful provider of customer driven integration, analytical and messaging solutions.
Integration Solutions Division
      The Integration Solutions division (“ISD”) is a global provider of application and data integration solutions with a proven track record of “connecting the dots” in the disparate world of enterprise application systems. ISD has strong technical capabilities and innovative business perspectives in applying the “power of integration” to the most complex customer situations.

ISD Products and Services
      ISD solutions are based on the ability to tailor our award-winning integration technology to create customer specific solutions and to solve their integration needs. Our professionals have proven expertise in solving the integration challenges faced by healthcare, public health, and public safety organizations.
      Our offerings include the Cloverleaf Integration Suite (which includes Cloverleaf® Integration Services, Business Process Management Services (BPMS) and Screen Rejuvenator), the Cash Accelerator Suite (which includes INSURENET® Direct and INSURENET® Hub), and Identity Services, a solution set based on products from Initiate Systems, Inc.
      Cloverleaf® Integration Suite. Cloverleaf® Integration Suite is anchored by Cloverleaf® Integration Services (formerly QDXtm Platform V Integration Services). Cloverleaf Integration Services delivers powerful application level integration using a vast library of application integration adapters. The intuitive development environment enables users to create interfaces on multiple platforms and provides testing tools to unit test development and dynamically promotes interfaces from a testing site to the production site. Cloverleaf Integration Services also allows users to monitor message flow through the engine in an environment in real time through a single Web browser with customized views of the enterprise’s business and technical activities.
      The Cloverleaf® environment is fully recoverable and can be configured to save a copy of a message in an internal work queue, database or file, so that no message is ever lost.

      Cloverleaf Integration Services can be extended to include:

•	Data Integrator — an open database connectivity (“ODBC”) based component that enables data level integration with industry-leading database managements systems such as Oracle, Sybase, Microsoft SQL Server and DB2

•	Security Server — a user-based identification, authentication and authorization tool that secures access to specified modules within the integrated environment to protect your critical data and processes

•	Secure Messenger — message encryption and user authentication technology to ensure the privacy and confidentially of sensitive data when shared among external partners

•	Global Monitor — the ability to monitor message flow, with a single Web browser, through all Cloverleaf® engines in your integrated environment
      Screen Rejuvenator. A component of the Cloverleaf® Integration Suite, Screen Rejuvenator supports numerous emulations and enables developers to reengineer legacy applications in a non-invasive manner because no changes to the host code are required. With legacy data as the basis, Web developers can quickly create new composite Web applications using many interfaces including Web, WAP, Visual Basic, C++, and Java.
      Business Process Management Services — Process Level Integration. A component of the Cloverleaf® Integration Suite, BPMS enables process level integration that adapts technology to meet real-world business. The patented, built-in rules engine enables visual work flow, rules processing, process automation management and process monitoring, so you can dynamically modify processes to change routing instructions based on data or exceptions and automatically adapt to constantly changing business or regulatory processes.
      Cash Accelerator Suite — INSURENET® Hub. Cash Accelerator INSURENET® Hub, through a single, unified user interface, offers real-time access to more than 2,000 commercial and government payers for multiple transaction types, which is more than any other single solution on the market. Quovadx currently has relationships with premier payer clearinghouses including HDX, MediFax, ProxyMed and WebMD. As a group, these clearinghouses cover the vast majority of payers in the United States. Quovadx manages these relationships and has built a state-of-the-art technology infrastructure to support the INSURENET Hub.
      Cash Accelerator Suite — INSURENET® Direct. Cash Accelerator INSURENET® Direct is a complete electronic data interchange (“EDI”) solution platform that allows healthcare organizations to reduce dependence on traditional clearinghouses altogether with direct connections to payers. Many healthcare organizations that rely on one or a handful of traditional clearinghouses have experienced the lack of availability of one or more strategic payers. Cash Accelerator provides the tools you need to connect directly to the most strategic payer partners by exchanging Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) certified and validated transactions. INSURENET Direct links constituent systems and access points, automating all of the connections between payers and providers.
      Identity Services. Identity Services is a solution for elimination of duplicate patient or provider records within and across disparate databases. The Identity Services solution is based on the Initiatetm Identity Hub from Initiate Systemstm Inc. and is used by both payer and provider organizations to create a single enterprise view of an individual.

ISD Markets and Customers
      The Integration Solutions division concentrates on providing software and services to the healthcare, public safety and public health markets to enable integration of disparate applications and business processes to achieve strategic advantage. Through direct customer contracts and distribution channels, ISD provides services to over 40% of the large Integrated Delivery Networks in the provider marketplace. Our public sector customers represent leading counties in the area of criminal justice, as well as leading departments of health at the state level.

      In addition, many Healthcare Information Technology (“HIT”) vendors rely on ISD to provide them with the integration solutions needed to connect their applications to those of their customers. In this way, HIT vendors are able to concentrate their development resources on core application functionality in lieu of the challenges of integration.
CareScience Division
      The CareScience division provides care management services and analytical solutions to hospitals and health systems, to access and analyze information about patient care practices, physician and facility performance, care processes, resources and outcomes. In addition, CareScience has provided services and a product implementation for community-wide clinical data exchange to support Regional Health Information Organizations (RHIOs).

CareScience Products and Services
      Care Management System. Care Management System (“CMS”) applies analytic methods to clinical data in order to help health care provider organizations improve their clinical performance by assisting users in:

•	improving patient throughput,

•	reducing medical errors and complications,

•	improving compliance with evidence-based medicine, and

•	improving documentation and information handling.
      The Care Management System helps health care provider organizations take advantage of the vast data resources that often remain trapped or underused within organizations through an Internet-based interface which enables remote access by medical officers, clinical analysts, physicians and health care professionals to perform their jobs more effectively.
      CareScience clients use the Care Management System to analyze their clinical performance and, in turn, to help improve clinical outcomes and efficiency. The Care Management System leverages the copyrighted, statistical methodologies for risk adjustment, developed at the University of Pennsylvania’s School of Medicine and Wharton School of Business. This methodology allows for greater breadth, control and comprehensiveness of data analysis and outcome measurement.
      The Care Management System supports the Core Measures dataset requirements for the Joint Commission on Accreditation of Healthcare Organizations (“JCAHO”) and the Centers for Medicare & Medicaid Services (“CMS”). CMS Core Measures is integrated with the Care Management System and allows data abstraction for accreditation reporting. As an approved Core Measures vendor for all five of JCAHO core measure sets, this data abstraction, processing, validating and reporting solution enables hospitals to meet their JCAHO and CMS requirements.
      CareScience also provides consultants to assist customers in their application and realization of benefits. These services include varying ranges of support, mentorship and facilitation, from education and staffing to redesigning and/or outsourcing of system-wide care management functions. Staff provide support of evidence-based medicine, patient safety, process improvement, care coordination, data analysis and both clinical and financial accountability.
      The Care Management System is typically sold pursuant to three to five year contracts. Contract pricing is based on a per-encounter basis with services, staffing, or outsourcing priced on an as configured basis. Customers typically have unlimited access to data and are supported by ongoing support services including client management services, data validation and management, training classes and ad-hoc services.
      Care Data Exchange® Solution. The Care Data Exchange® Solution (“CDE”) from CareScience is a solution for RHIOs that can combine integration, indexing and access technology with governance and implementation facilitation and support services to enable clinical information sharing across a community.

The CDE infrastructure enables each participating healthcare organization to securely deliver information to community clinicians and partners to support safe, effective, and cost-effective care in the community. Capabilities include:

•	A patient-centric view of clinical data across the community — essential for clinical safety and efficient care delivery,

•	an automated copy of key medical record components, authorized user only access and an audit trail for record viewing,

•	a highly scalable model for internal and cross-enterprise data sharing with low marginal expansion costs, and

•	full, local control of their respective data assets for each participating organization.
      CareScience provides consulting services to assist customers in initial assessment of technical, clinical and governance environments, design of the CDE architecture and solution, and implementation, education and ongoing support of the application.

CareScience Markets and Customers
      Our care management solutions focus on mid to large size hospitals and healthcare organizations, which strive to assess, manage and improve the patient care process. These organizations use our Care Management System, and its consulting solutions, to identify, prioritize and quantify clinical opportunities, and to implement strategies that have a real-world impact on patient care. From improving clinical performance and uncovering care process efficiencies, CareScience solutions support client efforts to deliver the “business case for quality,” a model that builds on the fact that both payers and consumers prefer quality and that health systems delivering quality will benefit from both higher revenue and lower costs.
      Our CDE solutions focus primarily on larger RHIOs regional “communities”, and integrated delivery networks with major regional market presence in their community. These organizations have an expanded view of healthcare which includes linking all participants in the care process through the integration of timely, accurate and complete clinical and key administrative data. This is a very nascent market that is prone to ebbs and flows in its organization, structure, process and outcomes. Within that market, we focus primarily on health system and community clinical and operational executives who see clinical process transformation and access to clinical data as a strategic imperative.
Rogue Wave Software Division
      The Rogue Wave Software division provides reusable software components and integrated software tools that facilitate application development, supporting professional developers using the C++ programming language. In addition, the division provides a service-oriented development framework, allowing existing C++ applications to communicate and interoperate with other types of software in the enterprise. Rogue Wave supports a wide variety of customers and platforms, with primary focus in financial services, telecommunications and independent software vendors.

Rogue Wave Products and Services
      Our high-performance C++ development tools for technologists include the Lightweight Enterprise Integration Framework (LEIF), SourcePro® C++ Suite and the Stingray® product line. In addition, Rogue Wave provides the Host Access terminal emulation product, allowing end users operating Windows PCs to access legacy character-based applications.
      Lightweight Enterprise Integration Framework. The Rogue Wave® Lightweight Enterprise Integration Framework (“LEIF”) is our newest offering, designed to integrate C++ applications with XML data and Web services, providing support for a service-oriented architecture (“SOA”). The product enables C++ systems to communicate with applications created in other languages, both within and outside the enterprise. LEIF employs industry-standard networking, XML and Web services technologies to expose the functionality of business-critical C++ applications to other disparate application and business processes. By easing the integration of XML with C++ applications, LEIF allows existing high-performance C++ applications to interoperate seamlessly with virtually any type of software system. Our LEIF product provides a powerful platform for developers with a need to interoperate in a service-oriented environment.
      SourcePro® C++ Suite. Rogue Wave’s SourcePro® C++ Suite increases the productivity of the professional developer, enabling projects to be delivered on schedule. The software supports technology environments that utilize multiple hardware platforms, operating systems and databases, through tested and standardized C++ libraries that work across various systems. SourcePro C++ handles the intricacies of complex software development tasks like threading, string handling and internationalization and helps development teams build high-performance, critical enterprise applications for a global market. Ultimately, SourcePro C++ helps reduce development and maintenance costs, accelerates project deployment, and enables applications to grow and evolve with changing business needs. SourcePro C++ allows developers to achieve development productivity normally associated with simpler, less sophisticated languages, yet enables all of the performance advantages that the C++ programming language is known for.
      The key benefits SourcePro C++ Suite delivers include:

•	Multiplatform Support. Cross-platform support allows technologists to develop applications and deploy software systems in a wide variety of environments with minimal development modification. SourcePro C++ tools incorporate basic and routine operations, allowing developers to focus on creating the business logic in an application, rather than the low-level details of their development environments. Currently SourcePro supports 48 separate hardware/operating system platforms and 13 databases.

•	Support for Distributed Applications. Programmers who develop complicated, large and distributed applications can use the SourcePro C++ products to make their applications work in concert, across multiple systems, interfacing seamlessly.

•	Enterprise Scalability. SourcePro C++ tools help programmers develop flexible, modular applications that can be easily extended and enhanced.

•	Highly Customizable. SourcePro C++ enables developers to customize the components for their own specialized applications. Developers can use the standard application programming interfaces and avoid granular programming details, or can drill down to the native code when required.

•	Tailored Application. The SourcePro C++ Suite consists of four modules, each tailored for a specific area of C++ application development:

•	Source® Pro Core handles the low-level intricacies of the C++ language, which enhances developer productivity.

•	Source® Pro DB provides a consistent, high-level C++ interface to work with relational databases from 13 different vendors.

•	Source® Pro Net supplies components for building network and Internet-enabled applications.

•	Source® Pro Analysis delivers components for solving mathematical problems in business and research.
      Stingray®. Rogue Wave® Stingray® products help companies create scalable, distributed graphical user interface (GUI) applications that can be easily integrated with enterprise systems. By providing the graphical components required to mimic the look and feel of Microsoft® applications, Stingray products help companies quickly create GUIs with functionality that is consistent with the Microsoft standard, thereby increasing end-user acceptance and use.
      The Stingray products include:

•	Stingray Studio is a comprehensive set of integrated components for developing GUIs with the latest Microsoft look and feel.

•	Objective Grid is an advanced grid component that mimics many of the features of Microsoft® Excel®, including support for database connectivity.

•	Objective Toolkit is a broad library of drop-in components that address areas not covered by Microsoft Foundation Classes (“MFC”) and ActiveX libraries, which contain a set of basic C++ building blocks for creating Windows based applications.
      Stingray products reduce the overall development cycle by leveraging existing application code, enabling developers to focus on creating and updating business logic rather than the low-level details of MFC and Active X GUI functionality. The flexible Stingray components are easy to use, shortening development time and making it easier to maintain and evolve GUI applications as needs change.
      HostAccess®. The HostAccess® product line allows end users to access character-based legacy applications through terminal emulation from a personal computer workstation, supporting over 35 types of legacy systems. The product is particularly strong in its emulation of character terminals used in Unix-based legacy systems.

Rogue Wave Markets and Customers
      Rogue Wave concentrates on providing development tools and components for the professional developer across a variety of industries and vertical market segments. The largest segments are financial services, telecommunications and Independent Software Vendors (“ISV”). The division currently supports over 5,500 total customers across its product lines, including over 600 enterprise customers. In addition, Rogue Wave maintains partnerships with several large original equipment manufacturer (“OEM”) customers, including Intel, IBM, Sun, and Hewlett-Packard. These vendors rely on Rogue Wave to support its high-performance development tools on specific hardware platforms, enabling end customers to achieve optimum performance when using a particular OEM’s products.
      Financial services customers have relied on Rogue Wave to provide tools for mission critical systems, including numerous Wall Street firms. Rogue Wave tools are found in systems requiring the most demanding performance and reliability requirements, including real-time trading systems, risk analytics, and back-office applications.
      Major telecommunications customers include well known “Baby-Bells” and wireless providers, again with tremendous demand for reliable high-performance software systems.
      Many name brand ISVs rely on Rogue Wave products to provide high-performance, cross-platform support, enabling their products to run reliably in a wide variety of end-customer environments. As the Rogue Wave tools seamlessly support multiple platforms, ISVs can concentrate on valuable product features, without wasting valuable development resources on porting their wares to various environments.
Competition
      The marketplace for application development tools, systems integration and business process management software is highly competitive. Competition, when coupled with the rapid evolution of technology and business practices, presents us with a challenging environment.
      Competitive factors affecting us include:

•	Brand recognition and market awareness,

•	product and features, functionality and quality,

•	service offering levels and quality,

•	internal development operations with the Company’s customer and prospect base,

•	ease and timeliness of implementation,

•	adequate infrastructure,

•	technical and industry-specific domain expertise, and

•	financial resources.
      Any one of these factors may contribute to our loss of market share, reduced profit margins, increased operating expense or discounted offerings.
      Software tools sold by our Rogue Wave and Integration Solutions divisions compete with other integration software and tools companies such as SeeBeyond Technology Corporation, ILOG, Inc., Microsoft’s BizTalk, Orion, Sybase, Systinet, Vitria Technology, Inc. and webMethods, Inc. Applications sold by our CareScience division compete with products offered by vendors such as Premier, Inc., Solucient, and MedAl. Though competition in the application development market and the healthcare market is strong, our software and service offerings are competitive and our infrastructure is adequate to continue to enhance our products. However, many of these competitors have greater financial and organizational resources than we do.
Sales, Marketing and Strategic Alliances
      Our sales are conducted through direct sales representatives, strategic alliances, and distributors. Each division manages its sales and marketing force. In total there are 56 sales and marketing employees. Our sales force is divided into product-specific markets that include technical and professional resources and primarily cover the 48 contiguous United States, Hawaii, Canada, Middle East, France, Germany, Italy, and the United Kingdom. We also have distribution relationships covering Australia, New Zealand, and Asia. Our sales in the United Kingdom and Europe are performed by a combination of direct sales and distributors. The sales cycle varies depending on the size and scope of the engagement and can range from 90 to 360 days.
      We focus our marketing efforts on brand awareness, educational and collateral development supporting our product and service offerings, creative visualization of our offerings, management of joint marketing programs with alliance partnerships and outreach through public relations, investor relations, and industry-analyst relations. Our marketing activities include: advertising, direct mail campaigns, email campaigns, tradeshows, seminars, sponsorships, memberships, industry conferences, contributing industry opinions and articles, annual user group conference programs, continuing education and innovative solution award distribution.
      The Company has strategic alliances and partnerships with a number of leading hardware and software vendors, system integrators, software developers and distributors. These relationships include technology licensing agreements and cooperative marketing relationships, as well as exchange of development plans and strategic direction. Our partners include leading hardware and software vendors, system integrators, software developers and distributors such as Microsoft Corporation, Intel Corporation, Sun Microsystems, Inc., IBM Corporation, Hewlett-Packard Company, McKesson Corporation, Per-Se Technologies, Inc., Quadramed Corporation, and GE Healthcare. In addition, leading software vendors use our development tools to develop their own products. Our products are deployed as these vendors sell their own products.
Major Customers
      One customer accounted for 16% of revenue for the year ended December 31, 2004.
Intellectual Property
      We consider the core technology we own and license to be fundamental to the success of our operations. In addition to our proprietary technology, we license technology from various third party vendors. We have licensed intellectual property from the University of Pennsylvania. The University of Pennsylvania exclusively licenses the intellectual property underlying our online CareScience analytic processing software to us in a long term agreement. We have licensed intellectual property from the California Healthcare Foundation. The California Healthcare Foundation exclusively licenses the intellectual property underlying our online CareScience analytic processing software to us in a long-term agreement.
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
Government Regulation
      The healthcare industry, where we currently do most of our business, is highly regulated and is subject to changing political, regulatory and other influences. These factors affect the purchasing practices and operation of healthcare organizations. Federal and state legislatures and agencies frequently consider programs to reform or revise the United States healthcare system. Such legislation may include proposals to increase governmental involvement in healthcare, lower reimbursement rates or otherwise change the environment in which healthcare industry participants operate. Healthcare industry participants may respond by reducing their investments or postponing investment decisions, including investments in our applications and services.
      We are unable to predict future proposals with any certainty or to predict the effect they would have on our business.

HIPAA Administrative Simplification
      Under the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, Congress mandated a package of interlocking administrative simplification rules to establish standards and requirements for electronic transmission and other uses and disclosures of certain health information by healthcare providers, health plans and health care clearinghouses. As discussed below, the regulations published under HIPAA’s administrative simplification provisions apply to certain of our operations as well as the operations of many of our customers. Compliance with these rules could be costly and could require changes in our systems. In addition, the success of our compliance efforts may be dependent on the success of healthcare participants in dealing with the standards.

Privacy
      The privacy of individually identifiable health information and the circumstances under which this information may be used or disclosed are subject to substantial regulation under the HIPAA Standards for Privacy of Individually Identifiable Health Information, as well as state health information laws and regulations. These laws and regulations govern both the disclosure and the use of patient health information. Although compliance is principally the responsibility of the hospital, physician or other healthcare provider, such laws and regulations apply to certain of our employee benefit plans as well as the portions of our business that process healthcare transactions and provide technical services to participants in the healthcare industry. Compliance with these laws and regulations is costly and could require complex changes in our systems and services. Additionally, the success of our compliance efforts may be dependent on the success of healthcare participants in dealing with the privacy laws, regulations and standards.

Regulation of Transaction Services
      The HIPAA Standards for Electronic Transactions Rule establishes electronic format standards for eight of the most common healthcare transactions using technical standards promulgated by recognized standards publishing organizations. These transactions include, among others, health claim payment, health plan enrollment, and health plan eligibility. Under these standards, any party transmitting or receiving information electronically as part of a covered transaction must send and receive data in a single format, rather than the large number of different data formats previously used.
      The transaction standards apply to certain of our employee benefit plans and that portion of our business involving the processing of healthcare transactions among physicians, payers, patients, and other healthcare industry participants. The transaction standards also are applicable to many of our customers and to our relationships with those customers. Changes in the standards could require costly modifications to some of our systems, products, and services.
      Other state and federal statutes and regulations governing transmission of healthcare information may also affect our operations. These laws are complex and changing, and the courts and other governmental authorities may take positions that are inconsistent with our practices.

Security
      Effective April 20, 2005, HIPAA’s Security Standards for the Protection of Electronic Protected Health Information will require healthcare providers, plans and clearinghouses to adopt measures to ensure the security of certain electronic health information. Among other things, adequate measures must be in place to protect against reasonably anticipated threats to the integrity of electronic health information and uses or disclosures of such information that are not permitted by HIPAA.
      The security standards will apply to certain of our employee benefit plans and the portions of our business that process healthcare transactions in electronic format and provide technical services to participants in the healthcare industry. The security standards also are applicable to many of our customers and to our relationships with those customers. Compliance with the standards could be costly or require modifications to some of our systems, products, and services. Other state and federal laws concerning health information security could also impact our business.
Employees
      As of December 31, 2004, we had a total of 472 employees, of whom 298 are engaged in professional services and customer support functions, 56 in sales and marketing, 45 in management, finance and administration and 73 in research and development. None of our employees are represented by a labor union. We have not experienced any work stoppages, and we consider our relations with our employees to be good.
      During 2004 we experienced several reductions in our workforce. In January 2004 we eliminated 19 positions in the restructuring related to the acquisition of Rogue Wave. In April 2004 44 positions were eliminated as part of a cost containment effort. On December 31, 2004 eleven employees were transferred to Royal Health Care Data Center, LLC in conjunction with the asset sale of our Albuquerque, New Mexico Data Center and Managed Care Transaction Manager system.
      Our future success also depends on our continued ability to attract, integrate, retain and motivate highly qualified sales, technical and managerial personnel. Competition for such qualified personnel is intense. If our executive officers and key personnel do not remain with us in the future, we may experience difficulty in attracting and retaining qualified personnel.

Item 2.	Properties
      Our principal executive and corporate offices are located in Englewood, Colorado, where we lease approximately 25,538 square feet of office space. The lease on this facility expires in August 2005. We are currently searching for new corporate office space and did not renew our current lease. We also lease 171,447 square feet of office space, primarily for operations and research and development, in various locations in the United States and Europe under agreements that expire at dates ranging from March 2005 through October 2011. As of December 31, 2004, the Company occupied 65% of the office space it leased and is currently subleasing 60,010 square feet. We believe that our current facilities will be sufficient to meet our needs for at least the next twelve months.

Item 3.	Legal Proceedings
      On November 14, 2001, a shareholder class action complaint was filed in the United States District Court, Southern District of New York. On April 19, 2002, plaintiffs filed an amended complaint. The amended complaint asserts that the prospectus from the Company’s February 10, 2000 initial public offering (“IPO”) failed to disclose certain alleged improper actions by various underwriters for the offering in the allocation of the IPO shares. The amended complaint alleges claims against certain underwriters, the Company and certain officers and directors under the Securities Act of 1933 and the Securities Exchange Act of 1934 (Bartula v. XCare.net, Inc., et al., Case No. 01-CV-10075). Similar complaints have been filed concerning more than 300 other IPO’s; all of these cases have been coordinated as In re Initial Public Offering Securities Litigation, 21 MC 92. In a negotiated agreement, individual defendants, including all of the individuals named in the complaint filed against the Company, were dismissed without prejudice, subject to a tolling agreement. Issuer and underwriter defendants in these cases filed motions to dismiss and, on February 19, 2003, the Court issued an opinion and order on those motions that dismissed selected claims against certain defendants, including the Rule 10b-5 fraud claims against the Company, leaving only the Section 11 strict liability claims under the Securities Act of 1933 against the Company. A committee of our Board of Directors has approved a settlement proposal made by the plaintiffs. On February 15, 2005, the Court issued an order granting conditional preliminary approval of the settlement. If the settlement is not achieved, the Company will continue to aggressively defend the claims. We do not believe that the outcome of this action will have a material adverse effect on our financial position, results of operations or liquidity; however, litigation is inherently uncertain and we can make no assurance as to the ultimate outcome or effect.
      On March 18, 2004, a purported class action complaint was filed in the United States District Court for District of Colorado, entitled Smith v. Quovadx, Inc. et al, Case No. 04-M-0509, against Quovadx, Inc., its now-former Chief Executive Officer and its now-former Chief Financial Officer. The complaint alleged violations of Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended, purportedly on behalf of all persons who purchased Quovadx common stock from October 22, 2003 through March  15, 2004. The claims are based upon allegations the Company (i) purportedly overstated its net income and earnings per share during the class period, (ii) purportedly recognized revenue from contracts between the Company and Infotech Networks Group prematurely, and (iii) purportedly lacked adequate internal controls and was therefore unable to ascertain the financial condition of the Company. Eight additional, nearly identical class action complaints were filed in the same Court based on the same facts and allegations. The actions seek damages against the defendants in an unspecified amount. On May 17 and 18, 2004, the Company filed motions to dismiss each of the complaints. Since then, all but one of the actions, entitled Heller v. Quovadx, Inc., et al., Case No. 04-M-0665 (OES) (D. Colo.), have been dismissed. Thereafter, the plaintiff in Heller filed a first amended complaint, which asserts the same claims as those asserted in the original complaint, and includes allegations regarding the Company’s accounting for certain additional transactions. On September 8, 2004, the Court approved the appointment of David Heller as lead plaintiff. On September 29, 2004, the Court denied defendants’ motions to dismiss the first amended complaint and approved the appointment of Mr. Heller’s counsel as lead plaintiff’s counsel. On October 14, 2004, the Company and the other defendants filed answers to the first amended complaint, denying allegations of wrongdoing and asserting various affirmative defenses. On January 13, 2005, the Court approved a scheduling order that, inter alia, requires plaintiffs to file a motion for class certification by January 31, 2005, which they did, and fact discovery, which has commenced, to conclude eight months after the Court issues an order, if any, certifying a class. The class action is still in the preliminary stages, and it is not possible for us to quantify the extent of potential liability, if any.
      On March 22, 2004, a shareholder derivative action was filed in the District Court of Colorado, County of Arapahoe, entitled Marcoux v. Brown et al, against the members of the Board of Directors and certain now-former officers of Quovadx alleging breach of fiduciary duty and other violations of state law. The Company is named solely as a nominal defendant against which no recovery is sought. This complaint generally is based on the same facts and circumstances as alleged in the class action complaints discussed above, alleging that the defendants misrepresented Quovadx financial projections and that one of the defendants violated state laws relating to insider trading. The action seeks damages in an unspecified amount against the individual defendants, disgorgement of improper profits and attorney’s fees, among other forms of relief. On or about April 21, 2004, a second, nearly identical shareholder derivative complaint, seeking the same relief, was filed in the United States District Court for the District of Colorado, entitled Thornton v. Brown et al. The plaintiffs in both of the shareholder derivative actions are represented by the same local counsel. On or about May 20, 2004, a third, nearly identical shareholder derivative complaint, seeking the same relief, was filed in the District Court of Colorado, County of Arapahoe, entitled Jaroslawicz v. Brown, et al. The three shareholder derivative actions are now all pending in the Colorado state court. The Court has consolidated the three actions into a single consolidated action and set February 1, 2005 as the deadline for the filing of a consolidated amended complaint, subsequently extended to May 2, 2005. The shareholder derivative action is still in the preliminary stages, and it is not possible for us to quantify the extent of potential liability, if any.
      On May 17, 2004, a purported class action complaint was filed in the United States District Court for the District of Colorado, entitled Henderson v. Quovadx, Inc. et al, Case No. 04-M-1006 (OES), against Quovadx, Inc., its now-former Chief Executive Officer, its now-former Chief Financial Officer and its Board of Directors. The complaint alleged violations of Section 11 and Section 15 of the Securities Act of 1933, as amended, purportedly on behalf of all former shareholders of Rogue Wave Software, Inc. who acquired Quovadx common stock in connection with the Company’s exchange offer effective December  19, 2003. The claims are based upon the same theories and allegations as asserted in the Section 10(b) class actions described above. The Court denied plaintiff’s motion to consolidate this Section 11 action with the Section 10(b) cases and authorized the two competing lead plaintiff candidates to take discovery of each other in advance of a hearing on the appointment of lead plaintiff. On July 14, 2004, the Company and outside director defendants filed an answer to the complaint, denying allegations of wrongdoing and asserting various affirmative defenses. On September 8, 2004, the Court directed the plaintiff to publish new notice of pendency of this action inviting potential class members to submit motions for appointment as lead plaintiff. Two putative class members filed competing motions for appointment as lead plaintiff, and their motions are sub judice. The Court stayed all discovery related to the merits of the litigation pending the appointment of a lead plaintiff. On October 4, 2004, the Company’s former CEO and CFO filed an answer to the complaint, denying allegations of wrongdoing and asserting various affirmative defenses. This class action also is in the preliminary stages, and it is not possible for us to quantify the extent of potential liability, if any.
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
      On July 28, 2004, Ronald Renjilian, a former employee, filed a Sarbanes-Oxley Whistle Blower Complaint against the Company with the US Department of Labor Occupational Safety and Health Administration (“OSHA”). The complaint alleges that the Company’s April 30, 2004 termination of Mr. Renjilian’s employment was an action taken against Mr. Renjilian as a result of his engaging in protected activity. The Company denied any wrongdoing. On December 17, 2004, OSHA dismissed the claims. On January 19, 2005, Mr. Renjilian objected to the Secretary’s findings, and requested a hearing on the record. On February 17, 2005, Mr. Renjilian withdrew his appeal.
      The Company is engaged from time to time in routine litigation that arises in the ordinary course of our business.

Item 4.	Submission of Matters to a Vote of Security Holders
      During the fourth quarter of 2004, no matters were submitted to a vote of our security holders.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters
      Our common stock is listed for trading on the NASDAQ National Market under the symbol “QVDX.” On May 14, 2004, based on our failure to file the March 31, 2004 Form 10-Q with the SEC and pending an appeal, the NASDAQ changed our trading symbol to “QVDXE.” On August 25, 2004 our symbol was changed back based on our filing of all delinquent reports with the SEC. This change in listing symbol and the other issued discussed elsewhere, impacted the market price of our stock. The following table sets forth, for the period indicated, the range of high and low closing sales prices per share of our common stock, as reported on the NASDAQ National Market.

	High	Low

2003
First Quarter	$2.68	$1.53
Second Quarter	3.40	1.88
Third Quarter	4.82	3.00
Fourth Quarter	5.36	3.79
2004
First Quarter	$6.70	$3.11
Second Quarter	3.88	1.00
Third Quarter	2.20	1.10
Fourth Quarter	2.39	1.69
2005
First Quarter (January 1, 2005 to March 4, 2005)	$2.92	$2.05
      On March 4, 2005, the last reported sale price of the common stock was $2.88 per share, and the number of registered holders of record of the common stock was approximately 614. Because many of the Company’s shares of common stock are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of stockholders represented by these non-record holders.
      We have not declared or paid any cash dividends on our common stock or other securities since January 1996 when we were an S corporation. We currently anticipate that we will retain all of our future earnings for use in the expansion and operation of our business and do not anticipate paying any cash dividends in the foreseeable future.

Item 6.	Selected Financial Data
      The consolidated statements of operations data below for the years ended December 31, 2004, 2003 and 2002 and the consolidated balance sheet data as of December 31, 2004 and 2003, are derived from and are qualified by reference to the Company’s consolidated financial statements which are included elsewhere in this Annual Report. The consolidated statements of operations data for the years ended December 31, 2001 and 2000 and the consolidated balance sheet data as of December 31, 2002, 2001 and 2000 are derived from the Company’s consolidated financial statements, which are not included in this Annual Report, but can be derived from other filings with the Securities and Exchange Commission. The data below reflect the restatement of our consolidated financial statements for the years ended December 31, 2002 and 2003. You should read the following selected financial data with the consolidated financial statements and related notes and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Form 10-K. You should also read our quarterly reports on Form 10-Q for the first, second and third quarters of 2004 filed previously.

	Year Ended December 31,

	2004	2003	2002	2001	2000

	(In thousands, except per share data)
		(Restated)	(Restated)
Statement of Operations Data:
Total revenue	$82,801	$64,928	$60,623	$46,808	$7,883
Total costs and expenses	109,824	82,505	74,190	54,711	30,184

Loss from operations	(27,023)	(17,577)	(13,567)	(7,903)	(22,301)
Gain on sale of assets	1,535	—	87	—	—
Goodwill impairment	—	—	(93,085)	—	—
Interest income, net	355	694	1,035	3,101	5,027

Loss before income taxes	(25,133)	(16,883)	(105,530)	(4,802)	(17,274)
Income tax expense	133	—	—	—	—

Loss from continuing operations	(25,266)	(16,883)	(105,530)	(4,802)	(17,274)
Income from discontinued operations	589	406	763	533	(43)
Gain on sale of discontinued operations	446	—	—	—	—

Net loss	$(24,231)	$(16,477)	$(104,767)	$(4,269)	$(17,317)

Net loss per common share — basic and diluted	$(0.61)	$(0.52)	$(3.49)	$(0.20)	$(1.20)

Weighted average common shares outstanding — basic and diluted	39,892	31,407	29,987	21,308	14,399

	December 31,

	2004	2003	2002	2001	2000

	(In thousands)
		(Restated)	(Restated)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$24,847	$23,688	$47,621	$63,486	$78,319
Working capital	9,161	7,747	50,210	62,659	82,759
Total assets	123,945	155,190	104,384	214,704	96,908
Stockholders’ equity	$90,398	$111,975	$86,293	$188,887	$92,839
      In reviewing the above data, you should consider the following:

•	Our registration statement on Form S-1 covering our initial public offering (the “Offering”) of 5,750,000 shares of common stock (including the underwriter’s over-allotment option of 750,000 shares of common stock) at $18.00 per share was declared effective on February 9, 2000. The net proceeds to us from the sale of shares of our common stock in the offering after deducting expenses of $2.1 million and underwriting discounts and commissions of $7.2 million, were $94.2 million.

•	In October 2000, the Company entered into a Software License and Services Agreement (the “Agreement”) with MedUnite, Inc. (“MedUnite”) to provide software development services related to a pilot program. In connection with the Agreement, the Company issued to MedUnite warrants to purchase 1,350,000 shares of Quovadx common stock at an exercise price of $4.06. The warrants were immediately vested, exercisable and non-forfeitable for a period of eighteen months from the date of grant. The fair value of the warrants was calculated to be $3.1 million and was determined using the Black-Scholes option pricing model utilizing a volatility factor of 120%, risk-free interest rate of 6.0% and an expected life of 18 months. The amounts billed and billable to MedUnite up to the date that the first pilot was delivered (March 2001) were reduced by the fair value attributed to the warrants. For the year ended December 31, 2000, the Company allocated $2.2 million of the warrant charge to billings and amounts billable. The remaining value of the warrants of $0.9 million was allocated to billings in the first quarter of 2001. In 2001, MedUnite exercised all the warrants and purchased 1,012,167 million shares of the Company’s common stock.

•	In 2000, the Company purchased all the outstanding stock of Advica Health Resources (“Advica”) for 70,000 shares of common stock in a transaction accounted for as a purchase. The total purchase price of Advica was $2.2 million. We also acquired all of the outstanding stock of Integrated Media Inc. (“Integrated Media”) for $2.1 million in a transaction accounted for as a purchase. The 2000 acquisitions generated goodwill and intangible assets totaling $3.5 million.

•	In June 2001, the Company acquired the outstanding common stock of Confer Software, Inc., (“Confer”) by merger of a wholly owned subsidiary of Quovadx with Confer. The purchase price, totaling $6.6 million, included 592,453 shares of Quovadx common stock in exchange for the outstanding shares of Confer capital stock, the assumption of a $461,250 employee bonus plan that was paid in cash and $1.8 million in merger-related fees. In August 2001, the Company consummated the acquisition of Healthcare.com Corporation (“Healthcare.com”). The purchase price, totaling $93.1 million, included 10,702,043 shares of Quovadx common stock issued in exchange for all outstanding shares of Healthcare.com capital stock and $4.5 million in merger-related fees. In December 2001, the Company consummated the acquisition of the Pixel Group (“Pixel”). The purchase price, totaling $7.3 million, included $5.0 million in cash and 201,794 shares of Quovadx common stock in exchange for the outstanding shares of Pixel capital stock. The aforementioned business acquisitions were accounted for under the purchase method of accounting. The 2001 acquisitions generated goodwill and intangible assets totaling $118.8 million.

•	In March 2002, the Company completed the sale of certain assets of its Advica subsidiary to Royal Health Care of Long Island, LLC, d/b/a Royal Health Care (“Royal”) for $475,000 in cash and 4.6% of the outstanding equity in Royal. In conjunction with the sale, Quovadx provided ASP services to Royal under a seven year contract.

•	On March 27, 2002, the Company purchased all of the outstanding capital stock of Outlaw Technologies, Inc. (“Outlaw”). The purchase price, totaling $2.7 million, included 138,575 shares of Quovadx common stock and $1.8 million in cash and professional fees directly related to the acquisition. Assets acquired included $1.7 million in goodwill, $0.8 in software and $0.7 million in other intangible assets. The transaction was accounted for as a purchase. Outlaw’s balance sheet included $0.3 million in current assets and $0.6 million in liabilities upon acquisition.

•	In the third quarter of 2002, the Company performed an assessment of the carrying value of the Company’s goodwill recorded in connection with its various acquisitions. The assessment was performed pursuant to SFAS 142 because of the significant negative Company, industry and economic trends affecting the market value of the Company’s common stock. As a result, the Company recorded a charge of $93.1 million to reduce goodwill during the third quarter of 2002, based on the amount by which the carrying amount of these assets exceeded their estimated fair value.

•	In the third quarter of 2003, Quovadx acquired the outstanding stock of CareScience, Inc. (“CareScience”) by merger of a wholly owned subsidiary of Quovadx with CareScience. CareScience, Inc. is primarily a provider of care management services to hospitals and health systems. CareScience stockholders received a fixed exchange rate of $1.40 cash and 0.1818 shares of Quovadx common stock for each share of CareScience common stock they owned. The purchase price totaling $30.1 million, included 2,415,900 shares of Quovadx common stock and $4.7 million in cash, net of acquired cash, in exchange for all outstanding shares of CareScience and $2.3 million in merger-related fees.

•	In the fourth quarter of 2003, Quovadx acquired the outstanding stock of Rogue Wave Software, Inc. (“Rogue Wave”) by merger of a wholly owned subsidiary of Quovadx with Rogue Wave. Rogue Wave develops, markets and supports object-oriented and infrastructure software technology. Rogue Wave stockholders received a fixed exchange rate of $4.09 in cash and 0.5292 shares of Quovadx common stock for each share of Rogue Wave Common Stock they owned. The purchase price totaling $79.1 million, included 5,656,670 million shares of Quovadx common stock and $8.0 million in cash, net of acquired cash, in exchange for all outstanding shares of Rogue Wave and $3.9 million in merger-related fees.

•	In the second quarter of 2004, the Company sold its minority equity investment in Royal Health Care, LLC (“Royal”). Royal is a healthcare management services company in which Quovadx owned an equity position. The sale price of $3.1 million, paid in cash, was received on June 29, 2004. The Company recorded a $1.2 million gain on the sale of this asset.

•	In the third quarter of 2004, we sold the Healthcare.com domain name for a gain of $360,000.

•	In 2004, we incurred impairment charges totaling $7.2 million. We impaired $4.8 million of our internally developed and acquired capitalized software. Our decision to discontinue products resulted from our new management’s effort to refocus our resources to products that would generate revenues in the near term and to conserve cash. We wrote off $1.7 million of the prepayments to Infotech for professional services, as a portion of the assets was deemed not recoverable due to the deterioration of the Company’s relationship with Infotech and Infotech’s inability to provide assurances that it can deliver those services in the future. We also impaired $0.7 million of deferred costs related to our transaction business because the total balance of the assets was not recoverable due to the cancellation of certain contracts and lower than expected revenues on other contracts.

•	On December 31, 2004 the Company sold the assets of its Albuquerque, New Mexico Data Center and its Managed Care Transaction Manager (“MCTM”) system. This hosting service center and MCTM system no longer fit into the Company’s new business strategy because they represent a niche area of the healthcare payer segment which is not an area of strategic growth. The assets were sold to Royal Health Care Data Center, LLC, a subsidiary of Royal, for $1.9 million in cash. A gain of $0.4 million was recognized on the sale. Royal is a management services organization serving New York healthcare organizations. The financial statements for the years ended December 31, 2003, 2002, 2001 and 2000 have been restated to reflect the presentation of the New Mexico Data Center as a discontinued operation.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD LOOKING STATEMENTS
      All statements, trend analysis and other information contained in this Annual Report on Form 10-K (“Annual Report”) of Quovadx, Inc. (“Quovadx,” the “Company,” the “Registrant,” “we” or “us”) and the information incorporated by reference which are not historical in nature are forward-looking statements within the meaning of the Private-Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, discussion relative to markets for our products and trends in revenue, gross margins and anticipated expense levels, as well as other statements including words such as “anticipate,” “believe,” “plan,” “estimate,” “expect” and “intend” and other similar expressions. All statements regarding the Company’s expected financial position and operating results, business strategy, financing plans, and forecast trends relating to our industry are forward-looking statements. These forward-looking statements are subject to business and economic risks and uncertainties, and our actual results of operations may differ materially from those contained in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in “Risk Factors” below in this Item 7.
Significant Events in 2004
      During the first and second quarters of 2004 a number of key events occurred that affected our business operations and business prospects and required significant senior management attention, including the restatement of previously published financial statements. Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) resigned and were replaced by Harvey A. Wagner, Acting President & CEO, effective May 1, 2004 and Melvin L. Keating, Acting CFO, effective April 13, 2004. After these appointments, other management changes were made, primarily involving terminations and promotions in financial and sales management. On October 11, 2004, the Company announced that its board of directors appointed Harvey A. Wagner as President and CEO of the Company. Mr. Wagner’s role was made permanent effective October 8, 2004. On February 10, 2005, Mr. Keating’s role was made permanent and he will serve as the Company’s Executive Vice President, Chief Financial Officer and Treasurer.
      Internal Review. During the second quarter of 2004, we began an internal review of our historical accounting policies, practices and controls in preparation for our first quarter 2004 quarter-end closing and financial statement preparation under the new management team. As a result of this review, on May 13, 2004 we delayed filing our first quarter 2004 Form 10-Q. Previously on March 15, 2004 we had announced the need to restate the third quarter of 2003 financial results. Our Audit Committee retained independent counsel to conduct a full investigation of our relationship with Infotech Network Group (“Infotech”) and the circumstances leading up to that restatement. Additionally, under the direction of our board of directors and with the advice of outside counsel and our independent registered public accounting firm, our new management conducted an internal review and investigation of prior periods to determine whether there were additional revisions to be made. As a result, we amended and refiled our 2003 annual report on Form 10-K/ A simultaneously with filing our 2004 Forms 10-Q for the first and second quarters of 2004.
      SEC Proceedings. In December 2003, we were notified by the US Securities and Exchange Commission (“SEC”) that it was conducting an informal inquiry into selected transactions completed in the third quarter of 2002. In March 2004, we voluntarily notified the SEC that we would restate our financial results for the unaudited third quarter of 2003; after this notification, the SEC informed us that its informal inquiry would be expanded to include our relationship with Infotech Network Group and would become a formal investigation. In April 2004, we received notice from the SEC of a formal order of investigation and subpoena. The SEC has since expanded the investigation to include other customer relationships. This investigation is ongoing.
      NASDAQ Listing Compliance. On August 23, 2004, the Company announced that the NASDAQ Listing Qualifications Panel confirmed that the Company had regained compliance with its periodic reporting filing obligations and that it had satisfied all other requirements for continued listing on the NASDAQ National Market. NASDAQ will continue to monitor the Company to ensure its continued compliance with all listing requirements for the NASDAQ National Market. The Company’s trading symbol was changed from “QVDXE” back to “QVDX” on August 25, 2004.
      Legal Proceedings. Following our March restatement announcement, various shareholder class-action and derivative lawsuits have been filed against the Company, certain former officers and, in the case of certain of the lawsuits, against our independent directors. For a further description of the nature and status of these legal proceedings, see “Part I, Item 3 — Legal Proceedings.”
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
      Impairment charge. In 2004, we incurred impairment charges totaling $7.2 million. We impaired $4.8 million of our internally developed and acquired capitalized software. Our decision to discontinue products resulted from our new management’s effort to refocus our resources to products that would generate revenues in the near term and to conserve cash. We wrote off $1.7 million of the prepayments to Infotech for professional services, as a portion of the assets was deemed not recoverable due to the deterioration of the Company’s relationship with Infotech and Infotech’s inability to provide assurances that it can deliver those services in the future. We also impaired $0.7 million of deferred costs related to our transaction business because the total balance of the assets was not recoverable due to the cancellation of certain contracts and lower than expected revenues on other contracts.
      Business and Asset Dispositions In the second quarter of 2004, the Company sold its minority equity investment in Royal. Royal is a healthcare management services company in which Quovadx owned an equity position. The sale price of $3.1 million, paid in cash, was received on June 29, 2004. The Company recorded a $1.2 million gain on the sale of this asset.
      In the third quarter of 2004, we sold the Healthcare.com domain name for a gain of $360,000.
      On December 31, 2004, we sold the assets of our Albuquerque, New Mexico Data Center and its MCTM system. The data service center and MCTM system no longer fit into our new business strategy because they represent a niche area of the healthcare payer segment which is not an area of strategic growth. The assets were sold to Royal Health Care Data Center, LLC, a subsidiary of Royal, for $1.9 million in cash. A gain of $0.4 million was recognized on the sale. Royal is a management services organization serving New York healthcare organizations.
Significant Events in 2003
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

Restatement of Financial Statements for 2002 and 2003
      On March 15, 2004, the Company announced that it was restating its 2003 third quarter financial results to reverse all previously recorded revenue associated with Infotech. The Company believed at the time of the shipments that collection of the receivable was probable due to the establishment of a credit line by Infotech that could be used for payment. After the shipments of software product, the Company has encountered unanticipated delays in obtaining payment from Infotech. Based on further analysis of Infotech’s ability to pay for the software purchased, the accounting for the revenue recognized was revised from an accrual to a cash basis. As a result, we materially restated our previously announced financial results for the third and fourth quarters of 2003 by the deletion of all revenue and commissions that had been recorded related to Infotech.

      As a result of this restatement, the Company’s audit committee retained independent counsel to conduct a full investigation of the Infotech relationship. Additionally, the Company, in conjunction with new management and under direction of its board of directors, undertook a review of all historical accounting policies and practices. As a result of this subsequent review, additional accounting inaccuracies were identified affecting the Company’s financial results for the years ended December 31, 2003 and 2002. Accordingly the Company restated its historical financial results for the years ending December 31, 2003 and 2002. This restatement is described in Note 2.
      The financial results for the years ended December 31, 2003 and 2002 were restated in August 2004 to properly account for transactions that were previously inaccurately reflected in the Company’s financial results. The cumulative effect of these restated financial statements increased the previously reported net loss by $1.8 million for the year ended December 31, 2003 and $0.7 million for the year ended December 31, 2002. These inaccuracies (a) overstated software license revenues due to the timing of delivery of software products and the accounting for certain reseller relationships (b) overstated professional services revenues due to the timing of adjustments to estimates used in determining the recognition of revenue under the percentage of completion method and (c) understated the cost of professional services revenue due to the capitalization of software development costs without properly deducting the portion of the cost related to a professional services agreement with a customer. The restatement also decreased current assets by $0.8 million and $0 and increased current liabilities by $1.0 million and $0.3 million at December 31, 2003 and 2002, respectively. A summary of the restatement impact is set forth below.

	Year Ended	Year Ended
	December 31,	December 31,
	2003	2002

	(Restated)	(Restated)
Decrease in total revenue	$(1,663)	$(430)
Increase in net loss	(1,783)	(655)
Increase in net loss per share	$(0.05)	$(0.02)
Critical Accounting Policies and Estimates
      The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company relied on significant estimates in preparing the financial statements, allocating the purchase price of its acquisitions to the assets and liabilities acquired, evaluating the adequacy of the allowance for bad debt, the percentage of completion of fixed priced professional service contracts, the recoverability of deferred tax assets and the recoverability of capitalized software costs. Actual results could differ from those estimates. The Company believes that the following accounting policies involve a higher degree of judgment and complexity.

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

Allowance for Doubtful Accounts
      The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of certain customers to pay their accounts receivable balances. The Company assesses financial condition of its customers to determine if there is an impairment of their ability to make payments and additional allowances may be required if the financial condition to the Company’s customers deteriorates. A considerable amount of judgment is required in order to determine the realization of our receivables, including assessing the likelihood of collection and the creditworthiness of each customer. Bad debt expense for the years ended December 31, 2004, 2003 and 2002 was $162,000, $82,000, and $474,000, respectively.

Purchase Accounting
      In connection with acquisitions, we assessed the fair value of assets acquired and liabilities assumed. Items such as accounts receivable, property and equipment, other intangible assets, certain accrued liabilities, and other reserves require a high degree of management judgment. We may used third parties to assist us with such valuations. We received a third party valuation of assets, including goodwill and intangible assets, for the Rogue Wave and CareScience acquisitions in the fourth quarter and adjusted our asset value accordingly. In connection with our acquisitions, we are required to recognize other intangible assets separate and apart from goodwill if such assets arise from contractual or other legal rights or if such assets are separable from the acquired businesses. Other intangible assets include, developed technology, customer-related assets such as order backlog, and trade name. The Company recorded $46.7 million of goodwill resulting from its Rogue Wave and CareScience acquisitions. At December 31, 2004, we had intangible assets of $17.7, net of amortization.

Software Development Costs
      Software development costs are required to be expensed until the point that technological feasibility of the product is established. Once technological feasibility is established, development costs are capitalized until the product has reached general availability. The establishment of technological feasibility and continuing evaluation of the recoverability of the capitalized software development costs requires management’s judgment with respect to the impact of external factors such as future revenue, estimated economic life and changes in software and hardware technologies. Capitalized software development costs are amortized on a straight-line basis over an estimated life, which is generally three years. The Company capitalizes internal and external labor costs incurred in developing the software once technological feasibility is attained. At December 31, 2004, the Company had $11.3 million of capitalized software development costs, net of amortization.

Asset Impairments
      SFAS No. 142 requires that goodwill at each reporting unit be tested annually for impairment and more frequently if events or changes in circumstances indicate assets might be impaired. The Company performed a transitional impairment test upon the adoption of SFAS No. 142 on January 1, 2002 and recorded no impairment because of this test. The Company has identified the fourth quarter as the period for its annual impairment test. However, due to significant negative industry and economic trends affecting the market value of the Company’s common stock, the Company performed an interim test of goodwill impairment in the third quarter of 2002. As a result of this interim test, the Company recorded an impairment charge of $93.1 million to reduce goodwill based on the amount that the carrying value of the goodwill exceeded its fair value. This impairment charge eliminated goodwill associated with all previous acquisitions. In connection with the 2003 acquisition of Rogue Wave and CareScience, the Company has recorded goodwill of approximately $34 million and $12.7 million, respectively. These divisions each represent reporting units. The Company performed its annual evaluation of these reporting units during the fourth quarter of 2004, and no impairment was indicated. However, changes in future market conditions or assumptions used in the evaluation could result in impairments in future periods.
      The Company periodically evaluates the carrying value of other long-lived assets, including, but not limited to, property and equipment, software, and intangible assets, when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flows from such asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved.
      Significant estimates are utilized to calculate expected future cash flows utilized in impairment analyses. We also utilize judgement to determine other factors within fair value analyses, including the applicable discount rate.

Results of Operations
      The following table sets forth financial data for the periods indicated for the years ended December 2004, 2003 and 2002:

	2004		2003 (Restated)			2002 (Restated)
					2004-2003			2003-2002
		% of Revenue		% of Revenue	Change		% of Revenue	Change

Revenue:
Software license	$27,172	32.8%	$20,270	31.2%	$6,902	$11,424	18.8%	$8,846
Professional services	14,540	17.6	17,512	27.0	(2,972)	22,459	37.1	(4,947)
Recurring services(a)	41,089	49.6	27,146	41.8	13,943	26,740	44.1	406

Total revenue	82,801	100.0	64,928	100.0	17,873	60,623	100.0	4,305
Cost of revenue:
Software license	12,506	15.1	9,850	15.2	2,656	5,457	9.0	4,393
Professional services	14,715	17.8	14,022	21.6	693	14,969	24.7	(947)
Recurring services(b)	18,878	22.8	16,391	25.2	2,487	17,245	28.4	(854)
Asset impairment	7,195	8.7	—	0.0	7,195	—	0.0	—

Total cost of revenue	53,294	64.4	40,263	62.0	13,031	37,671	62.1	2,592

Gross profit	29,507	35.6	24,665	38.0	4,842	22,952	37.9	(1,713)

Operating expenses:
Sales and marketing	19,597	23.7	17,785	27.4	1,812	13,343	22.0	4,442
General and administrative	19,832	24.0	12,742	19.6	7,090	13,660	22.5	(918)
Research and development	13,383	16.2	9,995	15.4	3,388	7,209	11.9	2,786
Amortization of acquired intangible assets	3,718	4.4	1,720	2.7	1,998	2,307	3.8	(587)

Total operating expenses	56,530	68.3	42,242	65.1	14,288	36,519	60.2	5,723

Loss from operations	(27,023)	(32.7)	(17,577)	(27.1)	(9,446)	(13,567)	(22.3)	(4,010)
Gain on sale of assets	1,535	1.9	—	—	1,535	87	0.1	(87)
Goodwill impairment	—	—	—	—	—	(93,085)	(153.5)	93,085
Interest income, net	355	0.4	694	1.1	(339)	1,035	1.7	(341)

Loss before income taxes	(25,133)	(30.4)	(16,883)	(26.0)	(8,250)	(105,530)	(174.0)	88,647
Income tax expenses	133	0.1	—	—	133	—	—	—

Net loss from continuing operations	(25,266)	(30.5)	(16,883)	(26.0)	(8,383)	(105,530)	(174.0)	88,647
Income from and gain on sale of discontinued operations	1,035	1.2	406	0.6	629	763	1.2	(357)

Net loss	$(24,231)	(29.3)%	$(16,477)	(25.4)%	$(7,754)	$(104,767)	(172.8)%	$88,290

(a)	Revenues from discontinued operations of $5.2 million, $5.0 million, and $2.6 million, for the years ended December 31, 2004, 2003, and 2002, respectively, have been reclassified to income from discontinued operations.

(b)	Cost of sales from discontinued operations of $4.6 million, $4.6 million, and $1.8 million, for the years ended December 31, 2004, 2003, and 2002, respectively, have been reclassified to income from discontinued operations.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003
      Total Revenue. Total revenue increased $17.9 million, or 27%, to $82.8 million for the year ended December 31, 2004 from $64.9 million for the year ended December 31, 2003. The Company experienced an increase in revenue generated from its software license segment of $6.9 million, or 34%, to $27.2 million, primarily due to the Company’s planned focus on software license revenue. The acquisitions of CareScience and Rogue Wave increased license revenue in 2004 by $3.7 million and $13.1 million, respectively. The revenue contribution from CareScience and Rogue Wave was partially offset by slower sales by the remainder of the Company. Revenue from the professional services segment decreased $3.0 million, or 17%, for the year ended December 31, 2004, due to the completion of existing contracts. Partially offsetting this decrease was the addition of CareScience and Rogue Wave, which added $3.4 million and $1.1 million, respectively, of services revenue for the year ended December 31, 2004. Revenue derived from the recurring services increased $13.9 million, or 51%, to $41.1 million primarily due to the acquisitions of CareScience and Rogue Wave, which added $2.6 million and $11.6 million, respectively, for the twelve months ended December 31, 2004.
      Cost of revenue. Cost of revenue increased $13.0 million, or 32%, to $53.3 million for the year ended December 31, 2004 from $40.3 million in 2003. Cost of revenue for the software license segment increased 27% or $2.7 million to $12.5 million for the year ended December 31, 2004 from $9.8 million for the year ended December 31, 2003 due to an increase in software amortization of $0.6 million in 2004 over 2003. The increase in software amortization was caused by the addition of software acquired in the CareScience and Rogue Wave acquisitions. Also, the addition of CareScience increased software license costs by $2.3 million. Professional services cost of revenue increased $0.7 million, or 5%. The increase in professional services costs was primarily due to the addition of CareScience and Rogue Wave which increased in professional services cost of revenue by $2.6 million and $1.1 million in 2004, offset by decreases in headcount due to completion of several large contracts. Recurring revenue costs increased 15% to $18.9 million. Costs related to recurring services for Rogue Wave increased $1.2 million and for CareScience increased $2.5 million in the year ended December 31, 2004, offset by decreases in headcount in other areas.
      In 2004, costs of revenue increased $7.2 million due to a non-cash charge for asset impairments incurred during the first and fourth quarter of 2004. We impaired $4.8 million of our internally developed and acquired capitalized software. Our decision to discontinue products resulted from our new management’s effort to refocus our resources to products that would generate revenues in the near term and to conserve cash flows. In the fourth quarter of 2003, the Company prepaid $0.9 million to Infotech Network Group (“Infotech”), an Indian company, for professional services. In March 2004, the Company paid Infotech an additional $2.1 million for professional services; $1.7 million was written off in the first quarter of 2004 as a portion of the assets was deemed not recoverable due to the deterioration of the Company’s relationship with Infotech and Infotech’s inability to provide assurances that it can deliver those services in the future. We also impaired $0.7 million of deferred costs related to our transaction business because the total balance of the assets was not recoverable due to the cancellation of certain contracts and lower than expected revenues on other contracts.
      Sales and marketing. Sales and marketing expense increased $1.8 million, or 10%, to $19.6 million for the year ended December 31, 2004 from $17.8 million for the year ended December 31, 2003. The increase in sales and marketing expenses is primarily related to CareScience and Rogue Wave acquisitions, which added 9 and 45 employees, respectively. Partially offsetting the increase was a reduction in sales employee headcount from 106 to 56 full time sales and marketing employees during 2004.
      General and administrative. General and administrative expense increased $7.1 million, or 56%, to $19.8 million for the year ended December 31, 2004 from $12.7 million for the prior year. The increase in general and administrative expense was primarily due to an increase in legal and accounting expenses arising from the restatement of 2002 and 2003 historical financial data and ensuing litigation and from our cooperation with the SEC investigation. We also experienced increased costs related to Sarbanes Oxley compliance, occupancy and other costs from the acquisitions, and other consulting costs.
      Research and development. Research and development expense increased $3.4 million, or 34%, to $13.4 million for the year ended December 31, 2004 from $10 million for the year ended December 31, 2003. The increase in research and development expense is mainly due to personnel additions from the CareScience and Rogue Wave acquisitions which increased costs by $1.4 million and $4.3 million, respectively. Additionally, capitalized software costs decreased $2.2 million to $1.1 million in 2004 from $3.3 million in 2003 due to management’s refocus of resources to products that would generate revenues in the near term and to conserve cash flows.

      Amortization of acquired intangibles. The amortization of acquired intangibles results from assets purchased through our business acquisitions. Intangible assets amortization for the twelve months ended December 31, 2004 and 2003 was $3.7 million and $1.7 million, respectively. The increase is due to the addition of CareScience and Rogue Wave intangible assets acquired in 2003 totaling $8.6 million and $8.5 million, respectively. The CareScience intangible assets were amortized for approximately three months in 2003 and the Rogue Wave intangible assets were amortized for a partial month in 2003. The appraisal for the Rogue Wave intangible assets was completed in the third quarter of 2004.
      Gain on sale of assets. In the third quarter of 2004, we sold the Healthcare.com domain name for a gain of $360,000. In the second quarter of 2004, we sold our minority equity investment in Royal Health Care, LLC (“Royal”). Royal is a healthcare management services company in which Quovadx owned an equity position. We recorded a $1.2 million gain on the sale of this asset.
      Other income. Other income includes interest income on cash, cash equivalents and short-term investment balances and other miscellaneous income. Interest income decreased $0.3 million to $0.4 million for the year ended December 31, 2004 from $0.7 million for the prior year period. The decrease in interest income is due to the decrease in the Company’s cash and cash equivalents balance that were used to fund operations offset by improved short term investment returns.
      Income tax expenses. A provision for income taxes has of $133,000 been recorded for the twelve months ended December 31, 2004. The income tax expense is a result of net income in one of our foreign operations. We have incurred a net operating loss for 2003. We believe that, based on the history of losses and other factors, the weight of available evidence indicates that it is more likely than not that we will not be able to realize our deferred tax assets, and thus a full valuation allowance has been recorded against such assets as of December 31, 2004 and December 31, 2003.
      Income from and gain on sale of discontinued operations. On December 31, 2004 we sold the assets of our Albuquerque, New Mexico Data Center and its MCTM system to Royal for $1.9 million in cash and recognized a gain of $0.4 million. The New Mexico operations had net income of $0.6 million and $0.4 million for the year ended December 31, 2004 and 2003 respectively. The increase of $0.2 million in net income from discontinued operations was primarily due to increases in recurring revenue in the New Mexico facility.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002
      Total Revenue. Total revenue increased $4.3 million, or 7%, to $64.9 million for the year ended December 31, 2003 from $60.6 million for the year ended December 31, 2002. The Company experienced an increase of $8.8 million, or 77%, in revenue generated from its license segment to $20.3 million primarily due to the Company’s planned focus on software license revenue. The addition of CareScience and Rogue Wave in 2003 increased license revenue by $1.4 million and $1.9 million, respectively. Revenue from the professional services decreased $4.9 million, or 22%, in the year ended December 31, 2003, due to the completion of existing contracts. Partially offsetting this decrease was the addition of CareScience, which added $1.8 million of services revenue in the year ended December 31, 2003. Revenue derived from the recurring increased $0.4 million, or 2%, to $27.1 million. The increase is primarily due to the acquisitions of CareScience and Rogue Wave, which added $1.0 million and $0.5 million, respectively, for the twelve months ended December 31, 2004 and 2003, offset by lower sales by the remainder of the Company.
      Cost of revenue. Cost of revenue increased $2.6 million, or 7%, to $40.3 million for the year ended December 31, 2003 from $37.7 million in 2002. Cost of revenue from software license sales increased 81% or $4.4 million to $9.9 million for the year ended December 31, 2003 from $5.5 million for the year ended December 31, 2002 due to an increase in software amortization of $1.4 million in 2003 over 2002 and increased royalty expenses of $3.2 million. The addition of CareScience and Rogue Wave added $0.7 million and $0.1 million, respectively, of license-related costs in 2003. Cost of revenue from professional services decreased $0.9 million due to a decline in headcount in the Company’s professional services group from 78 in 2002 to 66 in 2003. Offsetting this decrease was the addition of CareScience and its services cost of revenue of $1.0 million in 2003. Recurring revenue costs decreased 5% to $16.4 million primarily due to decreases in head count.

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
      General and administrative. General and administrative expense decreased $0.9 million, or 7%, to $12.7 million for the year ended December 31, 2003 from $13.7 million for the prior year. The decrease in general and administrative expense was primarily due to a decline in legal expenses from $1.8 million in 2002 to $1.2 million in 2003. Additionally, bad debt expense decreased $392,000 from 2002 to 2003. Partially offsetting this decrease was the addition of CareScience and Rogue Wave, which added $0.2 million and $0.2 million, respectively, of general and administrative costs for the year ended December 31, 2003.
      Research and development. Research and development expense increased $2.8 million, or 39%, to $10 million for the year ended December 31, 2003 from $7.2 million for the year ended December 31, 2002. The increase in research and development expense is mainly due to the acquisitions of CareScience and Rogue Wave, which increased the headcount from 71 at December 31, 2002 to 115 at December 31, 2003 and added $0.9 million in research and development costs for the year ended December 31, 2003. The Company capitalized $3.3 million of software development costs in 2003, an increase of $0.2 million from 2002.
      Amortization of acquired intangibles. The amortization of acquired intangibles results from assets purchased through our business acquisitions. Intangible assets amortization for the twelve months ended December 31, 2003 and 2002 was $1.7 million and $2.3 million, respectively. The decrease is due to the full amortization of an intangible asset acquired in the Healthcare.com purchase.
      Other income. Other income includes interest income on cash, cash equivalents and short-term investment balances. Interest income decreased $0.3 million to $0.7 million for the year ended December 31, 2003 from $1.0 million for the prior year period. The decrease in interest income is due to the decrease in the Company’s cash and short-term investments balance used to fund operations, acquisitions, and a shift in the company’s short-term investments to investments with shorter maturities to have funds available for the acquisitions.
      Income from discontinued operations. Income from discontinue operations decreased $0.4 million in 2003 to $0.4 million in 2003 from $0.8 million in 2002. The decrease is due to an increase in recurring costs of revenue for the MCTM business greater than the increase in the related recurring revenue.
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
Liquidity and Capital Resources
      We expect to use our cash, cash equivalents and short-term investments for general corporate purposes, working capital and capital expenditures, to fund our operations and to continue expanding our product offerings. The amounts and timing of our actual expenditures will depend upon numerous factors, including the status of our product development efforts, marketing and sales activities and the amount of cash generated by our operations. We may find it necessary or advisable to use portions of our cash and cash equivalents for other purposes. Pending use of our cash, cash equivalents and short-term investments for the above purposes, we intend to invest such funds in short-term, interest-bearing, investment-grade securities.
      Net cash used in operating activities was $4.2 million in 2004, $7.3 million in 2003, and $10.3 million in 2002. The decrease in net cash used in operating activities in 2004 compared to 2003 is mainly due to the decrease in accounts receivable resulting from improved collection efforts, additional billing cycles and increased revenues, offset by the decrease in accounts payable. The decrease in net cash used in operating activities in 2003 compared to 2002 is mainly due to an increase in the accounts payable balance from December 31, 2002 to December 31, 2003.
      Net cash used in investing activities was $2.6 million in 2004, $1.7 million in 2003, and $14.5 million in 2002. The increase in cash used in investing activities in 2004 increased primarily due to the increase in net purchases of short term investments, offset by cash provided from the proceeds of the sale of assets of $5.4 million, which included the sale of the investment in Royal, the New Mexico operations, and the Healthcare.com domain name. Net cash used in investing activities in 2003 decreased primarily due to the acquisitions of CareScience and Rogue Wave partially offset by cash provided by the net sales of short-term investments. The net cash used in investing activities in 2002 was primarily related to net short-term securities purchases of $7.9 million and the purchase and capitalization of software of $3.5 million.
      Net cash provided by financing activities was $1.4 million in 2004, $1.3 million in 2003 and $1.0 million in 2002. Cash provided in 2004, 2003 and 2002 came from the exercise of stock options and the sale of stock through our employee stock purchase plan.
      The Company’s cash and cash equivalents balances are expected to be sufficient to meet its anticipated liquidity needs for working capital and capital expenditures for the next twelve months. In 2004, the Company’s normal attrition and a reduction in its workforce decreased headcount by 156 positions as part of a focused effort to better align its total costs of doing business with its revenue stream and preserve cash. If additional capital resources were required for working capital or to grow our business internally, we may seek other financing arrangements. We cannot be assured that any financing arrangements will be available in amounts or on terms acceptable to us in the future.

Commitments
      The Company acquired its WebAccel product from CMI Corporate Marketing, d/b/a Compuflex International (“Compuflex”) in August 2003. An executive officer of the Company is the sole stockholder of Compuflex. Compuflex has received, and will continue to receive, royalty fees of $500,000 over two years from the Company in accordance with the terms of the purchase agreement. Through December 31, 2004, the Company had paid Compuflex $334,000 in royalty payments.
      The following table highlights, as of December 31, 2004, our contractual obligations and commitments to make future payments by type and period:

			2006 &	2008 &	2010 &
	Total	2005	2007	2009	Thereafter

	(Dollars in thousands)
Operating leases	$11,805	$4,589	$3,620	$1,887	$1,709
Royalty payments	166	166	—	—	—

	$11,971	$4,755	$3,620	$1,887	$1,709

      On December 31, 2004, the Company had $1.9 million in open purchase commitments.
Recently Issued Accounting Pronouncements
      In December 2004 the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation.” This Statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95 “Statement of Cash Flows.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair value. Pro forma disclosure and the intrinsic value method of accounting are no longer alternatives.
      SFAS No. 123R is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. We plan to adapt this standard starting July 1, 2005 using a “modified prospective”

method in which compensation cost is recognized beginning July 1, 2005 based on the requirements of SFAS No 123R for all share based payments granted after that date, and for all awards granted to employees prior to July 1, 2005 that had not yet vested based on the requirements of SFAS No. 123. The Company currently accounts for share-based payments to employees using APB Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. The adoption of SFAS 123R’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future and the Company has not determined which option-pricing model we will use to value the stock options granted. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in the periods after adoption. The company cannot estimate what those amounts will be in the future because they depend on, among other things, when employees exercise stock options.
RISK FACTORS
      The following risk factors could materially and adversely affect our operating results and could cause actual events to differ materially from those predicted in any forward-looking statements related to our business.

We have historically incurred losses and we may not be able to achieve or sustain profitability.
      We incurred losses for the years ended December 31, 2004, 2003, and 2002. As of December 31, 2004, we had an accumulated deficit of $181 million. We expect to continue to incur significant sales and marketing, research and development and general and administrative expenses that may exceed our revenue. As a result, we may experience losses and negative cash flows in the future. Failure to achieve and maintain profitability may cause our stock price to decline and impair our business and financial prospects.

We face risks related to a formal investigation being conducted by the SEC.
      We have been cooperating with the SEC with respect to a formal order of investigation and subpoena regarding certain transactions in 2002 and 2003. We cannot predict the outcome of the investigation. An unfavorable outcome with respect to this investigation could cause our stock price to decline significantly. If the SEC finds wrongdoing on our part, a financial or administrative penalty may be imposed which could jeopardize our financial viability. In addition, such findings could provide basis for additional lawsuits.

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
      We currently have director and officer liability insurance that may pay a portion of the legal fees and costs incurred in defending against claims, settlement amounts, or, damages awarded. However, if the plaintiffs are successful, we may not have sufficient insurance to cover the judgment or our insurers may deny coverage.
      For a further description of the nature and status of these legal proceedings see, “Item 3 — Legal Proceedings.”

We have experienced and may encounter ongoing significant employee turnover that could reduce our ability to sell, deliver, and support future commitments.
      Due to issues experienced in 2004 related to our restatements, late SEC filings, NASDAQ delisting activities and shareholder litigation, we have experienced and could continue to encounter a significant increase in departures of key employees from the Company. While having taken steps to support employee retention, there can be no assurances that key employees will not leave the Company for other jobs thus impairing our ability to meet commitments and sustain revenue.

We may be immediately delisted from NASDAQ if we cannot meet the more stringent criteria NASDAQ established for our continued listing.
      We failed to timely file our first quarter 2004 Form 10-Q with the SEC and NASDAQ. As a result, the NASDAQ Stock Market initiated delisting procedures. On August 9, 2004, NASDAQ informed us that we had been granted an exception to their continued listing standards. However, our continued listing depends on our ability to timely file all periodic reports for reporting periods ending on or before September 30, 2005, and we will not be able to request an automatic extension to prolong the deadline. If we are late in making any filing during that period, we may be delisted immediately with no right to a hearing or appeal. Additionally, we must continue to meet all other continued listing requirements; or failure to do so may result in a notice of delisting to which we would be able to request a hearing. Our continued delisting vulnerability may result in potential loss of investor confidence, loss of analyst coverage and depression of our stock price, which could have a material adverse affect on our business and financial prospects.

Our operating results are likely to fluctuate significantly and may fail to meet the expectations of securities analysts and investors, causing our share price to decline; we may lose coverage.
      Our operating results have fluctuated significantly in the past and are likely to fluctuate in the future. Moreover, our operating results in some quarters may not meet the expectations of stock market analysts and investors. In that event, our stock price would likely decline. Further declines in our stock price may impair our business prospects and our financial condition. As a result of our limited history of profitable operations, our business strategy, and the evolving nature of the markets in which we compete, we may have difficulty accurately forecasting our revenue in any given period. In addition to the factors discussed elsewhere in this section, a number of factors may cause our revenue to fall short of our expectations or cause fluctuations in our operating results, including:

•	delay in our introduction of new applications, services and products offerings and enhancements of our existing solutions;

•	the capital and expense budgeting decisions of our existing and prospective customers;

•	the amount and timing of operating costs and capital expenditures relating to the implementation of our business strategy;

•	increased product development and engineering expenditures required to keep pace with technological changes;

•	overall economic conditions of the U.S. and the rest of the world;

•	overall economic conditions in the software and information systems, healthcare, telecommunications, financial services and public sector;

•	the loss of one or more major customers:

•	the size, type and timing of individual license transactions;

•	the adoption of new technologies;

•	our success in expanding our direct sales force and indirect distribution channels;

•	our ability to position our products and solutions in the market to drive priority and action within our prospects;

•	obsolescence of our products or the programming languages that our products are designed to enhance; and

•	levels of international sales.
      Additionally, fluctuating results and declining stock price may cause our analysts to withdraw their coverage, thus reducing our exposure in the market.

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
      Our primary Enterprise Application Integration product offering is sold primarily to the hospital market, and sub-segments of this market are close to saturation, and therefore revenues may decrease within this market segment. In addition, the primary development tools sold by our Rogue Wave Software division target the C++ programming language, which is diminishing in usage when compared with other programming languages such as Java. We expect that the revenues for these tools may decline over time. In addition, our performance depends on organizations requiring information delivery, and seeking outside vendors to develop, manage and maintain this software for their critical applications. Many of our potential customers have made significant investments in internally developed systems and would incur significant costs in switching to our products, which may substantially inhibit the growth of our software. If the market fails to grow, becomes saturated, or declines, our sales will be adversely affected. In addition, a weakening global economy or diverted focus of information technology departments on issues related to regulatory compliance may lead to longer sales cycle and slower sales growth.

We are engaged in several large software development projects; failure to complete any one of these projects could have adverse consequences on our services revenues and business prospects.
      We are engaged in several large, multi-year, custom software development projects. These projects require that we staff them with experienced personnel. Personnel turnover could affect our ability to staff and manage these projects. Additionally, these types of development project require close collaboration with the client, particularly in managing the change-order process, and presents factors that are often outside of our control. The length and nature of these projects expose us to the risk of not completing the project on time or at all, the technology solution could fail to meet client expectations, or within budget, any of which could result in our not being paid for work already performed or could lead to complex and expensive litigation, any of which could materially, adversely affect our financial and business prospects.

We have risk in sustaining professional service revenue in our markets.
      Professional services is a very competitive market that is highly dependent on the quality of our staff and service image. We face much larger competitors in this market segment who have considerably more resources to draw from than we have. Additionally, we face smaller competitors that can be more cost competitive in the delivery of solutions. Our vulnerability to competition is a risk factor in this business. These issues also impact our service image to present and prospective customers and could cause contract delays. Consequently, professional services revenue may continue to decline for the Company.

Our public stock price has fallen substantially negatively impacting its investment desirability.
      Since the disclosure of our restatement of financial statements and the formal investigation by the SEC, our stock price has been trading well below the $5.00 per share minimum threshold established by many institutional investors as criteria for ownership. We have no assurance that the stock price will rise to previous levels. These factors may have contributed to reducing the trading activity in our stock and could continue to impair the investment quality of our stock.

Several segments of our business rely on the effectiveness of channel partners and third-party influencers to help achieve revenue goals. If we fail to increase and maintain our channel relationships, our business may suffer.
      Relationships with established channel partners are critical to our success. These relationships include independent software vendor (“ISV”), distributor, co-marketer and system integrator relationships. We rely on these partners’ ability to assist us in generating increased acceptance and use of our applications, services, and product offerings. We have established a number of these relationships, and future plans depend on establishing new relationships and maintaining existing ones. The other parties to these relationships may not view these relationships with us as significant to their own business, and they may reassess their commitment to us or decide to compete directly with us in the future. We generally do not have agreements that prohibit them from competing against us directly or from contracting with our competitors. Additionally, we cannot guarantee that any such party will perform its obligations as agreed or contemplated or that we would be able to specifically enforce any agreement with it. Our failure to establish and maintain these relationships may significantly impair our business and financial prospects.

We are subjected to many risks because our business is dependent on our intellectual property rights.
      We are exposed to infringement risks. Our intellectual property is important to our business. We may be subject to intellectual property infringement claims as the number of our competitors grows and the functionality of our applications overlaps with competitive offerings. These claims, whether or not meritorious, could be expensive, divert our attention from operating our company, result in costly litigation, cause product shipment delays, or require us to enter into royalty or licensing agreements, any of which could seriously harm our business, financial condition and results of operations. If we become liable to third parties for infringing on their intellectual property rights, we would be required to pay a substantial damage award and to develop non-infringing technology, obtain a license or cease selling the applications that contain the infringing intellectual property. We may be unable to develop non-infringing technology or obtain a license on commercially reasonable terms, or at all. In the event an intellectual property claim against us was successful and we could not obtain a license on acceptable terms, license a substitute technology or redesign to avoid infringement, most of our contracts would require us to refund a portion of the software license fees, in which case our business, financial condition and results of operations would be seriously harmed. In addition, we may not be able to protect against misappropriation of our intellectual property. Third parties may infringe upon our intellectual property rights, we may not detect this unauthorized use and we may be unable to enforce our rights.
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

If security of our customer and patient information is compromised, we could be liable for damages and our reputation could decline.
      We retain confidential customer and patient information in our processing centers. Therefore, it is critical that our facilities and infrastructure remain secure and that our facilities and infrastructure are perceived by the marketplace to be secure. Despite the implementation of security measures, our infrastructure may be vulnerable to physical break-ins, computer viruses, programming errors, attacks by third parties or similar disruptive problems. If we fail to meet our clients’ expectations, we could be liable for damages and our reputation could suffer. Our insurance may not protect us from this risk.

If compliance with government regulation of healthcare becomes costly and difficult for our customers, we may not be able to grow our business.
      Participants in the healthcare industry are subject to extensive and frequently changing regulation under numerous federal, state and local laws. Some of these laws apply directly to our business; many other indirectly affect the way we do business. Our healthcare service provider, payer and plan customers are subject to a wide variety of laws and regulations that could affect the nature and scope of their relationships with us.
      The healthcare market is highly regulated and subject to changing political, economic and regulatory influences. These factors affect the purchasing practices and operations of healthcare organizations. Changes in current healthcare financing and reimbursement systems, such as the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (MMA), as well as changes in healthcare administration and communications requirements, such as the Health Insurance Portability and Accountability Act of 1996 (HIPAA), may cause us to make unplanned enhancements of software applications or services, result in delays or cancellations of orders, or result in the revocation of endorsement of our applications and services by healthcare participants. The immediate and long term effect of the laws such as MMA and HIPAA is difficult to predict. There can be no assurances that our products and services will adequately address the business and compliance needs created by these and other enactments, or that we will be able to take advantage of any resulting business opportunities.
      Federal and state legislatures have periodically considered programs to reform or amend the U.S. healthcare system at both the federal and state level. These programs may contain proposals to increase governmental involvement in healthcare, lower reimbursement rates or otherwise change the environment in which healthcare market participants operate. At present, there is renewed and increasing interest in healthcare at the federal and state levels, including but not limited to proposing additional privacy, security and/or transaction standards for communicating health information; implementing national provider, payer and/or patient identifiers; revamping the scope or manner of coverages by state and federal health care programs; and promoting (while likely increasing the regulation of ) systems that enable the exchange of electronic health information. Healthcare market participants may respond to anticipated change in these areas by reducing their investments or postponing investment decisions, including investments in our applications and services. We do not know what effect these or other proposals would have on our business. The uncertainty over if, when, and in what form any such proposals would be implemented could have a deleterious impact on our business as customers may choose to wait to see the final form of any such legislation or regulations and/or demand guarantees or other concessions related to potential changes.

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
      Although both we and our customers test our applications, services and product offerings, they may contain defects or result in system failures. These defects or problems could result in the loss of or delay in generating revenue, loss of market share, failure to achieve market acceptance, diversion of development resources, injury to our reputation or increased insurance costs. In particular, we market software products that are designed to assist our healthcare customers in meeting their HIPAA compliance obligations. Failure of these products to perform as intended could cause our customers to incur significant fines and penalties for non-compliance, which in turn could result in damages and claims against us. Our contracts generally limit our liability arising from our errors; however, these provisions may not be enforceable and may not adequately protect us from liability. While we have general liability insurance that we believe is adequate, including coverage for errors and omissions, we may not be able to maintain this insurance on reasonable terms in the future. In addition, our insurance may not be sufficient to cover large claims and our insurer could disclaim coverage on claims. If we are liable for an uninsured or underinsured claim or if our premiums increase significantly, our financial condition could be materially harmed.

If we do not establish and maintain our brands, our reputation could be adversely affected.
      In order to increase our customer base, we must establish, maintain and strengthen our brands. For us to be successful in establishing our brands, professionals in the healthcare and other targeted markets must perceive us as offering quality, cost-effective communications, information and administrative services. Our reputation and brand names could be harmed if we experience difficulties in introducing new applications, services and product offerings, if these applications, services and product offerings are not accepted by customers, if we are required to discontinue existing applications, services and product offerings or if our products and services do not function properly.

Goodwill is a major asset and is subject to an annual test for impairment.
      Goodwill at December 31, 2004 totaled $46.7 million which is 38% of total assets. The goodwill balance resulted from our 2003 acquisitions. Because we have adopted Financial Accounting Standard (SFAS) No. 142, “Goodwill and Other Intangible Assets,” we are required to test goodwill annually for impairment and more frequently if events or changes in circumstances indicate assets might be impaired. Risks described elsewhere in this section could impair the market value of our common stock or our ability to generate cash flow in the future, which could result in the impairment of this asset.

We are in a highly competitive market.
      The markets for application development tools and for systems integration and business process management software are highly competitive. Competition, when coupled with the rapid evolution of technology and business practices, presents each of our operating divisions with a challenging environment. Our success and ability to compete depend in part on our proprietary technology, our brand recognition and market awareness, and the features, functionality and quality of our products. We face many competitive factors which could contribute to our loss of market share, reduced profit margins, increased operating expense or discounted offerings. Competition in the application development market and the healthcare market is strong and many of our competitors have greater financial and organizational resources than we do.

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
      For a discussion of the information required by this item, you should refer to pages F-1 through F-30 and S-1.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures
Evaluation of Controls and Procedures
      Disclosure Controls. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the company’s disclosure controls and procedures as of December 31, 2004. This included an evaluation of disclosure controls and procedures applicable to the period covered by and existing through the filing of this periodic report. The review took into account the various changes in controls, including disclosure controls, the Company had taken prior to September 30, 2004, as reported in the Quarterly Report on Form 10-Q filed for those periods as well as material weaknesses identified and described below in Internal Control over Financial Reporting. Based on that review, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are not effective to provide reasonable assurance that information the Company is required to disclose in its reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported accurately.
      Internal Control over Financial Reporting. We are in the process of completing our evaluation and testing of internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002 and Item 308(a) of Regulation S-K. In this Annual Report on Form 10-K, we have not published our annual report on internal control over financial reporting (Internal Control Report). We expect to complete our evaluation for the year ended December 31, 2004, and publish our Internal Control Report, prior to April 30, 2005. Based on testing completed to date, utilizing criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria), we and our registered public accounting firm, Ernst &Young LLP (our “independent auditors”), have identified a number of deficiencies in the Company’s internal control over financial reporting. A number of these deficiencies individually or in the aggregate have been reported to the audit committee as constituting a “material weakness,” meaning that in those areas our internal controls either individually or in the aggregate are not sufficient to prevent or allow us to detect a material misstatement of our financial statements in every instance. These material weaknesses are described below.
      There were no changes to any reported financial results that have been released by the Company as a result of these identified deficiencies. We are developing a plan to remedy the identified deficiencies and this plan will be discussed in the Company’s Internal Control Report. However, we expect that we will be unable to conclude in our Internal Control Report that the Company’s internal control over financial reporting was effective as of December 31, 2004. As a result, we expect that our independent auditors will issue an adverse opinion on the effectiveness of our internal control over financial reporting in the amendment to this Annual Report on Form 10-K, which we intend to file with our Internal Control Report on or before April 30, 2005.
      The following summarizes all material weaknesses that we or our independent auditors have identified to date and reported to our audit committee. Since our internal control evaluation is not completed, our final conclusions and findings as published in our Internal Control Report may differ from these preliminary findings and potentially could include additional material weaknesses.

•	Revenue Recognition. We have concluded that the controls over the recording and analysis of revenue in multiple element transactions, are not effective, and are indicative of a material weakness in software revenue accounting control for one of the company’s products. Many of our products are sold in bundled packages and we have established policies and pricing based on the fair value of each element. Our independent auditors identified revenue recognition issues on a relatively new bundled product that includes a term license; resulting in an audit adjustment that was material to the financial statements. This revenue will be deferred and recognized over the term of the agreement.

•	Accrued Liabilities. As a result of errors identified by our independent auditors in accrued compensation balances, we have concluded that controls over the recording of accrued liabilities are not effective and are indicative of a material weakness. We were significantly over-accrued in two areas, medical claims and vacation liability, and under-accrued in two areas, payroll taxes and 401(k) matching funds. Our accruals for health insurance benefits contain elements that must be estimated and the historical-trend information we used to estimate these elements of the accrual resulted in over-accrual of these accounts. The calculation of the accrual for vacations included a mathematical error resulting in an over-accrual. The underaccruals were caused by errors in estimating accruals in 401(k) matching and employer-related payroll tax liabilities. The effect of these accrual errors required an audit adjustment to accruals that was material to the financial statements.

•	Asset Impairment. Our valuation analysis of capitalized software did not identify an asset impairment for software that will not generate future revenue, and was indicative of a material weakness in control over the accounting for asset impairment. This resulted in an audit adjustment to capitalized software that was material to the financial statements.
      None of these identified weaknesses has affected previously published financial statements.
Changes in Controls
      Based on earlier findings of material weakness in disclosure and internal controls in our 2002 and 2003 financial statements, we have taken many steps to strengthen our disclosure controls and our internal control over financial reporting, accounting functions and revenue recognition as described below and in prior filings with the SEC. In connection with the testing performed to date by us and our independent auditors, material weaknesses still exist, which indicate that we need to take additional steps to remediate these situations. We expect to address the remaining actions required to remediate our existing weaknesses in our Internal Control Report. As discussed below, we have been and continue to be engaged in efforts to improve our internal controls and procedures and we expect that these efforts in the first half of 2005 will address the deficiencies.
      The measures taken in 2004 prior to September 30, 2004, include the following:

•	We hired a new President and Chief Executive Officer and a new Chief Financial Officer who have expertise in financial controls and reporting, to improve the overall quality and level of experience in our finance and accounting organization.

•	We enhanced our disclosure committee and increased the committee’s authority.

•	We implemented a Code of Business Conduct and Ethics.

•	We implemented, communicated and trained employees on a formal whistle blower reporting system through a third party provider to enable employees to identify potential concerns or ethical issues on an anonymous basis.

•	We made improvements to our shipping procedures to provide more detailed information regarding product shipments and we have consolidated our shipping function to one location.

•	We improved our procedures for verifying the creditworthiness of prospective customers.

•	We made changes to procedures for estimating fees and have established revenue recognition on our services work.

•	We initiated additional training of our sales organizations regarding revenue recognition rules and improved communication.

•	We formed a multidisciplinary price book committee that controls new product introductions and determines legal and accounting requirements for all products; implementation of processes to improve communication among our various functional groups during the transaction approval and contract negotiation phases.
      Since September 30, 2004, management has taken additional steps to strengthen internal controls. In connection with the company’s efforts to comply in 2004 with the requirements of Section 404(a) of the Sarbanes-Oxley Act, a consulting firm was retained to assist with the analysis and testing and to identify areas where internal controls need to be enhanced. In response to their findings, and the preliminary findings of our independent auditors, prior to December 31, 2004 we made additional changes in internal controls and procedures. Additional changes made prior to December 31, 2004, include the following:

•	We have formalized and enhanced our revenue recognition guidelines and processes.

•	We have formalized the documentation of the financial review process.

•	We have implemented additional internal controls surrounding the credit management function.

•	We have separated duties in accounting, financial reporting and information technology functions to improve checks and balances.

•	We have enhanced and clarified accounting, financial reporting and information technology policies and procedures.

•	We have implemented processes to monitor adherence to the accounting policies.

•	We have formalized and/or improved internal control surrounding access to accounting systems and eliminated certain automatic approvals in the accounting systems.
      As described above, we are still identifying deficiencies and formulating our plans for remedying those deficiencies, and will report the results of those activities in our Internal Control Report. We plan to take additional steps to strengthen our internal controls, including improved communication, additional training, improved operating controls, augmenting our finance staff, and enhanced reporting processes. We and our independent auditors have communicated to our audit committee the material weaknesses identified to date in our internal control over financial reporting. Management, with the oversight of our audit committee, is committed to effective remediation of known material weakness and significant deficiencies as quickly as possible.
      Except for the improvements described above, there have been no other changes in our internal control over financial reporting during the year ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
      Appearing as exhibits to this report are the certifications of our chief executive officer and chief financial officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002. The disclosures set forth in this Item 9A contain information concerning the evaluation of our disclosure controls and procedures, and changes in internal control over financial reporting, referred to in the certifications. This Item 9A should be read in conjunction with the certifications for a more complete understanding of the topics presented.

Item 9B.	Other Information
      None
PART III

Item 10.	Directors and Executive Officers of the Registrant
      The information required by this item concerning the Company’s directors is incorporated by reference to the information set forth in the sections entitled “Information About Nominees and Other Directors,” “Director’s Compensation,” and “Section 16(a) Beneficial Ownership Compliance” in our Proxy Statement for the 2005 Annual Meeting of Stockholders (“2005 Proxy Statement”) to be filed with the Commission within 120 days after then end of the Company’s fiscal year ended December 31, 2004.
Code of Ethics
      We have adopted a Code of Ethics that applies to all of our directors, officers and employees and a Code of Ethics that applies to our Senior Financial Officers. We publicize both of these Codes of Ethics by posting them on our website, http://www.quovadx.com. Our Codes of Ethics are also included as Exhibits 14.1 and 14.2 to this Annual Report on Form 10-K. We will disclose on our website any waivers of, or amendments to either Code of Ethics.

Item 11.	Executive Compensation
      The information required by this item regarding executive compensation is incorporated by reference to the information set forth in the section entitled “Executive Compensation” in our 2005 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The information required by this item regarding security ownership of certain beneficial owners and management and regarding the securities authorized for issuance under our equity compensation plans is incorporated by reference to the information set forth in the section entitled “Security Ownership of Certain Beneficial Holders and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” in our 2005 Proxy Statement.

Item 13.	Certain Relationships and Related Transaction
      The information required by this item regarding security ownership of certain relationships and related transactions is incorporated by reference to the information set forth in the section entitled “Certain Relationships and Related Transactions” in our 2005 Proxy Statement.

Item 14.	Principal Accountant Fees and Services
      The information required by this item is incorporated by reference to the information under the heading “Fees Paid to Ernst & Young LLP” in our 2005 Proxy Statement.
PART IV

Item 15.	Exhibits and Financial Statement Schedules
      (a) The following documents are filed as part of this Annual Report on Form 10-K:

1. Consolidated Financial Statements
      The following consolidated financial statements of Quovadx, Inc. are filed as part of this report:

2. Consolidated Financial Statement Schedules. The following consolidated financial statement schedule of the Company for each of the years ended December 31, 2004, 2003 and 2002, is filed as part of this Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements, and the related notes thereto, of the Company.

Page
Number

Schedule II Valuation and Qualifying Accounts	S-1
      Schedules other than the one listed above have been omitted since they are either not required, not applicable, or the information is included elsewhere in this Annual Report on Form 10-K.

3. Exhibits. The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:

Exhibit
Number	Description of Document

2.1	Agreement and Plan of Merger, dated as of August 13, 2003, by and among CareScience, Inc., the Registrant and Carlton Acquisition Corporation (incorporated by reference to Annex A to the Prospectus filed by the Registrant under Rule 424(b)(3) on September 18, 2003).
2.2	Agreement and Plan of Merger, dated as of November 3, 2003, by and among Rogue Wave Software, Inc., the Registrant and Chess Acquisition Corporation (incorporated by reference to Annex A to the Prospectus filed by the Registrant under Rule 424(b)(3) on December 16, 2003).
3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended March 31, 2003, filed on May 13, 2003).
3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-1 of the Registrant, filed on November 2, 1999, Registration No. 333-90165).
4.1	Specimen stock certificate representing shares of Common Stock of the Registrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of the Registrant, filed on October 16, 2001).

Exhibit
Number		Description of Document

4.2		Preferred Stock Rights Agreement, dated as of July 24, 2000, between the Registrant and ChaseMellon Shareholder Services, L.L.C., as Rights Agent, including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively (incorporated by reference to Exhibit 1 to the Registration Statement on Form 8-A of the Registrant, filed on July 28, 2000).
10	.1*	Amended and Restated 1997 Stock Plan and related agreements.
10	.2*	Amended and Restated 1999 Employee Stock Purchase Plan and related agreements (incorporated by reference to Exhibit 10.2. the Quarterly Report on Form 10-Q of the Registrant for the quarter ended September 30, 2003, filed on November 3, 2003).
10	.3*	Amended and Restated 1999 Director Option Plan and related agreements (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8 of the Registrant, filed on May 16, 2002, Registration No. 333-88408).
10	.4*	Amended and Restated 2000 Nonstatutory Stock Option Plan and related agreements (incorporated by reference to Exhibit 4.9 to the Registration Statement on Form S-8 of the Registrant, filed on April 1, 2003, Registration No. 333-104184).
10	.5*	Quovadx, Inc. Executive Management 2005 Annual Bonus Incentive Plan (incorporated by reference to Exhibit 99.2 to the Current Report of the Registrant, filed on February 16, 2005).
10	.6*	Healthcare.com Corporation Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Post-Effective Amendment No. 1 to Form S-4 on Form S-8 Registration Statement of the Registrant, filed on August 16, 2001, Registration No. 333-64282).
10	.7*	Healthcare.com Corporation Nonqualified Stock Option Plan (incorporated by reference to Exhibit 4.2 to the Post-Effective Amendment No. 1 to Form S-4 on Form S-8 Registration Statement of the Registrant, filed on August 16, 2001, Registration No. 333-64282).
10	.8*	Healthcare.com Corporation Non-employee Director Stock Option Plan (incorporated by reference to Exhibit 4.3 to the Post-Effective Amendment No. 1 to Form S-4 on Form S-8 Registration Statement of the Registrant, filed on August 16, 2001, Registration No. 333-64282).
10	.9*	Rogue Wave Software, Inc. 1996 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 to the Post-Effective Amendment No. 1 to Form S-4 on Form S-8 Registration Statement of the Registrant, filed on January 8, 2004, Registration No. 333-110388).
10	.10*	Rogue Wave Software, Inc. 1997 Equity Incentive Plan (incorporated by reference to Exhibit 4.2 to the Post-Effective Amendment No. 1 to Form S-4 on Form S-8 Registration Statement of the Registrant, filed on January 8, 2004, Registration No. 333-110388).
10	.11*	Amended and Restated Employment Agreement, dated as of April 11, 2003, by and between CareScience, Inc. and Ronald A. Paulus (filed on April 25, 2003, as Exhibit 10.2 to Amendment No. 1 to the Annual Report on Form 10-K/ A of CareScience, Inc. for the fiscal year ended December 31, 2002, Commission File No. 0-30859, and incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K of the Registrant for the year ended December 31, 2003, filed on March 18, 2004).
10	.12*	Amended and Restated Employment Agreement, dated as of April 11, 2003, by and between CareScience, Inc. and Thomas Zajac (filed on April 25, 2003, as Exhibit 10.4 to Amendment No. 1 to the Annual Report on Form 10-K/ A of CareScience, Inc. for the fiscal year ended December 31, 2002, Commission Filed No. 0-30859, and incorporated by reference to Exhibit 10.29 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended September 30, 2004, filed on November 17, 2004).
10	.13*	Consulting Agreement, dated as of April 1, 2003, between the Registrant and Compuflex International, Inc. (incorporated by reference to Exhibit 10.21 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended March 31, 2004, filed as of August 16, 2004).
10	.14*	Employment Agreement, dated as of August 25, 2003, by and between the Registrant and Cory Isaacson (incorporated by reference to Exhibit 10.12 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended March 31, 2004, filed on August 16, 2004).

Exhibit
Number		Description of Document

10	.15*	Amendment No. 1 to the Employment Agreement, dated as of August 25, 2003, by and between the Registrant and Cory Isaacson, which amendment was dated March 17, 2004 (incorporated by reference to Exhibit 10.13 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended March 31, 2004, filed on August 16, 2004).
10	.16*	Asset Purchase Agreement, dated as of August 25, 2003, by and between CMI Corporate Marketing, Inc. (d/b/a Compuflex International) and the Registrant (incorporated by reference to Exhibit 10.14 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended March 31, 2004, filed on August 16, 2004).
10	.17*	Severance Agreement, dated as of April 11, 2004, by and between the Registrant and Lorine R. Sweeney (incorporated by reference to Exhibit 10.17 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended June 30, 2004, filed on August 16, 2004).
10	.18*	Severance Agreement, dated as of April 11, 2004, by and between the Registrant and Gary T. Scherping (incorporated by reference to Exhibit 10.18 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended June 30, 2004, filed on August 16, 2004).
10	.19*	Employment Agreement, dated as of April 7, 2004 by and between the Registrant and Melvin L. Keating (incorporated by reference to Exhibit 10.15 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended June 30, 2004, filed on August 16, 2004).
10	.20*	Employment Agreement, dated as of February 10, 2005, by and between the Registrant and Melvin L. Keating (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of the Registrant, filed on February 11, 2005).
10	.21*	Employment Agreement, dated as of April 9, 2004 by and between the Registrant and Harvey A. Wagner (incorporated by reference to Exhibit 10.16 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended June 30, 2004, filed on August 16, 2004).
10	.22*	Employment Agreement, dated as of October 8, 2004, by and between the Registrant and Harvey A. Wagner (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of the Registrant, filed on October 12, 2004).
10	.23*	Form of Executive Employment Agreement (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of the Registrant, filed on February 16, 2005).
10.24		Office Lease Agreement, dated as of November 8, 1999, by and between Mountain States Mutual Casualty Company and the Registrant (incorporated by reference to Amendment 1 to the Registration Statement on Form S-1 of the Registrant, filed on December 17, 1999, Registration No. 333-90165).
10.25		Amendment to Office Lease Agreement, dated as of November 8, 1999, by and between Mountain States Casualty Company and the Registrant, which amendment was dated as of November 22, 2004.
10.26		Estoppel Agreement, dated as of December 31, 2004, by and among Mountain States Mutual Casualty Company, the Registrant, Royal Health Care Data Center LLC and Royal Health Care of Long Island LLC d/b/a Royal Health Care.
10.27		Sublease, dated as of August 24, 2001, by and between Echo Bay Management Corp. and the Registrant (incorporated by reference to Exhibit 12.1 to the Annual Report on Form 10-K of the Registrant for the year ended December 31, 2001, filed on March 26, 2002).
10.28		Form of Indemnification Agreement entered into by the Registrant with each of its directors and executive officers (incorporated by reference to Exhibit 11.1 to the Annual Report on Form 10-K of the Registrant for the year ended December 31, 2001, filed on March 26, 2002).
10.29		Restated License Agreement, dated as of April 1, 1995, by and between the Trustees of the University of Pennsylvania and Care Management Science Corporation (filed on March 14, 2000, as Exhibit 10.3 to the Registration Statement on Form S-1 of CareScience, Inc., Registration No. 333-32376 and incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K of the Registrant for the year ended December 31, 2003, filed on March 18, 2004).

Exhibit
Number		Description of Document

10.30		License Agreement, dated as of October 2, 2000, by and between California HealthCare Foundation and CareScience, Inc. (filed on March 26, 2002, as Exhibit 10.14 to the Annual Report on Form 10-K of CareScience, Inc. for the year ended December 31, 2001, Commission File No. 0-30859, and incorporated by reference to Exhibit 10.24 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended September 30, 2004).
10.31		License Agreement, dated as of July 30, 2001, by and between 3550 University City Science Center Associates as licensor and CareScience, Inc., as licensee, for the license to use a portion of a building for a data center (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K of the Registrant for the year ended December 31, 2003, filed on March 18, 2004).
10.32		Licensor’s Consent to Assignment of License between CareScience, Inc. and the Registrant, dated as of September 18, 2003, by 3550 University City Science Center Associates as licensor (incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K of the Registrant for the year ended December 31, 2003, filed on March 18, 2004).
10.33		Equity Buy-Back Agreement, dated as of June 29, 2004, by and between the Registrant and Royal Health Care of Long Island LLC (d/b/a Royal Health Care, LLC) (incorporated by reference to Exhibit 10.25 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended June 30, 2004, filed on August 16, 2004).
10.34		Asset Purchase Agreement, dated as of December 31, 2004, by and between the Registrant and Royal Health Care Data Center LLC (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of the Registrant, filed on January 3, 2005).
14.1		Quovadx, Inc. Code of Business Conduct and Ethics.
14.2		Quovadx, Inc. Code of Ethics for Senior Financial Officers.
21		Subsidiaries of the Registrant.
23.1		Consent of Independent Registered Public Accounting Firm.
31.1		Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2		Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
32	.1**	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(b) and Rule 15d-14(b), promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.
32	.2**	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(b) and Rule 15d-14(b), promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

*	Identifies exhibit that consists of or includes a management contract or compensatory plan or arrangement.

**	This certification is furnished to, but not filed, with the Commission. This certification shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Registrant specifically incorporates it by reference.
      (b) Index to Exhibits. The exhibits listed on the accompanying index to exhibits are filed as exhibits to this Annual Report on Form 10-K.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Englewood, State of Colorado, on this 9th day of March, 2005.

Quovadx, Inc.

By:	/s/ Harvey A. Wagner

Harvey A. Wagner
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

Signature	Title	Date

/s/ Harvey A. Wagner Harvey A. Wagner	Director, and President and Chief Executive Officer (Principal Executive Officer)	March 9, 2005

/s/ Melvin L. Keating Melvin L. Keating	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 9, 2005

/s/ Juan C. Perez Juan C. Perez	Vice President and Controller (Principal Accounting Officer)	March 9, 2005

/s/ Jeffrey M. Krauss Jeffrey M. Krauss	Chairman of the Board	March 9, 2005

/s/ Fred L. Brown Fred L. Brown	Director	March 9, 2005

/s/ J. Andrew Cowherd J. Andrew Cowherd	Director	March 9, 2005

Signature	Title	Date

/s/ James B. Hoover James B. Hoover	Director	March 9, 2005

/s/ Charles J. Roesslein Charles J. Roesslein	Director	March 9, 2005

/s/ James A. Gilbert James A. Gilbert	Director	March 9, 2005

QUOVADX, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
      The Board of Directors and Stockholders of Quovadx, Inc.
      We have audited the accompanying consolidated balance sheets of Quovadx, Inc. (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP
Denver, Colorado
March 9, 2005

QUOVADX, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,

	2004	2003

	(In thousands, except share
	and per share amounts)
		(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$18,822	$23,688
Short-term investments	6,025	—
Accounts receivable, net of allowance of $1,067 and $2,765, respectively	14,068	17,593
Unbilled accounts receivable	1,195	3,465
Other current assets	2,598	4,143
Assets of discontinued operations	—	1,758

Total current assets	42,708	50,647
Property and equipment, net	4,182	5,661
Software, net	11,333	28,876
Other intangible assets, net	17,713	17,735
Goodwill	46,724	48,015
Restricted cash	578	—
Other assets	707	4,256

Total assets	$123,945	$155,190

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,523	$7,953
Accrued liabilities	10,097	15,881
Unearned revenue	19,927	19,066

Total current liabilities	33,547	42,900
Deferred revenue	—	315

Total liabilities	33,547	43,215

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding	$—	$—
Common stock, $0.01 par value; 100,000,000 shares authorized; 40,618,535 and 38,938,134 shares issued and outstanding, respectively	406	389
Additional paid-in capital	270,737	269,011
Unearned compensation	(214)	(385)
Accumulated other comprehensive income	871	131
Accumulated deficit	(181,402)	(157,171)

Total stockholders’ equity	90,398	111,975

Total liabilities and stockholders’ equity	$123,945	$155,190

The accompanying notes are an integral part of these consolidated financial statements.

QUOVADX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2004	2003	2002

	(In thousands, except per share amounts)
		(Restated)	(Restated)
Revenue:
Software license	$27,172	$20,270	$11,424
Professional services	14,540	17,512	22,459
Recurring services	41,089	27,146	26,740

Total revenue	82,801	64,928	60,623

Cost of revenue:
Software license	12,506	9,850	5,457
Professional services	14,715	14,022	14,969
Recurring services	18,878	16,391	17,245
Asset impairment	7,195	—	—

Total cost of revenue	53,294	40,263	37,671

Gross profit	29,507	24,665	22,952

Operating expenses:
Sales and marketing	19,597	17,785	13,343
General and administrative	19,832	12,742	13,660
Research and development	13,383	9,995	7,209
Amortization of acquired intangible assets	3,718	1,720	2,307

Total operating expenses	56,530	42,242	36,519

Loss from operations	(27,023)	(17,577)	(13,567)
Gain on sale of assets	1,535	—	87
Goodwill impairment	—	—	(93,085)
Interest income, net	355	694	1,035

Loss before income taxes	(25,133)	(16,883)	(105,530)
Income tax expense	133	—	—

Loss from continuing operations	(25,266)	(16,883)	(105,530)
Discontinued operation:
Income from discontinued operations	589	406	763
Gain on sale of discontinued operations	446	—	—

Net loss	$(24,231)	$(16,477)	$(104,767)

Net loss from continuing operations per common share — basic and diluted	$(0.63)	$(0.54)	$(3.52)
Income from and gain on sale of discontinued operations per common share — basic and diluted	0.02	0.02	0.03

Net loss per common share — basic and diluted	$(0.61)	$(0.52)	$(3.49)

Weighted average common shares outstanding — basic and diluted	39,892	31,407	29,987

The accompanying notes are an integral part of these consolidated financial statements.

QUOVADX, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock
			Additional	Unearned	Accumulated Other	Accumulated
	Shares	Amount	Paid-in Capital	Compensation	Comprehensive Income	Deficit	Total

	(In thousands)
Balance at January 1, 2002	29,688	$297	$224,748	$(231)	$—	$(35,927)	$188,887
Net loss and comprehensive loss (Restated)	—	—	—	—	—	(104,767)	(104,767)
Shares issued for acquisitions	139	1	919	—	—	—	920
Stock option exercises and issuances under employee stock purchase plan	349	4	1,018	—	—	—	1,022
Stock compensation	—	—	—	231	—	—	231

Balance at December 31, 2002 (Restated)	30,176	302	226,685	—	—	(140,694)	86,293
Net loss (Restated)	—	—	—	—	—	(16,477)	(16,477)
Currency translation adjustment	—	—	—	—	131	—	131

Comprehensive loss (Restated)							(16,346)
Shares issued for acquisitions	8,072	81	41,014	—	—	—	41,095
Stock option exercises and issuances under employee stock purchase plan	690	6	1,312	—	—	—	1,318
Deferred compensation from options exchanged in acquisition	—	—	—	(385)	—	—	(385)

Balance at December 31, 2003 (Restated)	38,938	389	269,011	(385)	131	(157,171)	111,975
Net loss	—	—	—	—	—	(24,231)	(24,231)
Currency translation adjustment	—	—	—	—	740	—	740

Comprehensive loss	—	—	—	—	—	—	(23,491)
Stock option exercises and issuances under employee stock purchase plan	1,586	16	1,428	—	—	—	1,444
Deferred compensation from options exchanged in acquisition	—	—	105	365	—	—	470
Deferred compensation from restricted stock awards	95	1	193	(194)	—	—	—

Balance at December 31, 2004	40,619	$406	$270,737	$(214)	$871	$(181,402)	$90,398

The accompanying notes are an integral part of these consolidated financial statements.

QUOVADX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
		(Restated)	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(24,231)	$(16,477)	$(104,767)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	11,108	9,715	8,673
Amortization of acquired intangible assets	3,332	1,720	2,307
Amortization of deferred compensation	470	—	—
Goodwill impairment	—	—	93,085
Asset impairments	7,529	—	—
Gain on sale of assets	(1,981)	—	(87)
Provision for losses on accounts receivable	162	82	474
Stock compensation expense	—	—	231
Change in assets and liabilities (net of assets and liabilities acquired)
Accounts receivable	3,986	(559)	(4,456)
Unbilled accounts receivable	2,270	1,128	2,245
Other assets	2,063	618	204
Accounts payable	(4,430)	5,525	(477)
Accrued liabilities	(5,139)	(6,046)	(6,445)
Deferred and unearned revenue	711	(2,981)	(1,285)

Net cash used in operating activities	(4,150)	(7,275)	(10,298)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,010)	(1,971)	(1,457)
Purchased and capitalized software	(1,087)	(3,557)	(3,508)
Business acquisitions, net of cash acquired	—	(12,585)	(1,633)
Proceeds from sale of assets	5,476	—	—
Purchase of short-term investments	(6,025)	(33,720)	(63,805)
Sale of short-term investments	—	50,097	55,884
Other investing activities	—	—	9

Net cash used in investing activities	(2,646)	(1,736)	(14,510)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	1,444	1,318	1,022

Net cash provided by financing activities	1,444	1,318	1,022

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	486	137	—

Net decrease in cash and cash equivalents	(4,866)	(7,556)	(23,786)
Cash and cash equivalents at beginning of period	23,688	31,244	55,030

Cash and cash equivalents at end of period	$18,822	$23,688	$31,244

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS
Issuance of common stock in business acquisitions	$—	$41,095	$920
The accompanying notes are an integral part of these consolidated financial statements.

QUOVADX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three years ended December 31, 2004, 2003, and 2002

1.	Organization and Summary of Significant Accounting Policies

Overview
      Quovadx is a global software and services firm that helps enterprise customers worldwide develop, extend and integrate applications based on open standards. Our software and services offerings include an integrated suite of application development tools and vertical enterprise applications for companies in healthcare, financial services, software, telecommunications, and the public sector.

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

Restatement of Financial Statements for 2003 and 2002
      On March 15, 2004, the Company announced that it was restating its 2003 third quarter financial results to reverse all previously recorded revenue associated with Infotech Network Group (“Infotech”). As a result of this restatement, the Audit Committee retained independent counsel to conduct a full investigation of the Infotech relationship. Additionally, the Company, in conjunction with new management and under direction of the Board of Directors, undertook a review of all historical accounting policies and practices. As a result of this subsequent review, additional accounting inaccuracies were identified affecting the Company’s financial results for the years ended December 31, 2003 and 2002. Accordingly the Company restated its historical financial results for the years ending December 31, 2003 and 2002. The restated financial statements were filed with the SEC on Form 10K/A in August 2004. This restatement is described in Note 2.

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

QUOVADX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Maintenance, a component of recurring revenue, is derived from agreements for providing unspecified software updates, error corrections, and telephone support. Maintenance revenue is recognized ratably over the maintenance period, which is generally twelve months.
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
      When collection of fees is not probable, revenue is recognized as cash is collected. The Company does not require collateral from its customers. The Company has a history of extending payment terms with customers not to exceed 60 days.

Cash, Cash Equivalents and Short-Term Investments
      All liquid investments with original maturities of three months or less when purchased are considered cash equivalents. Short-term investments consist of corporate debt securities classified as “held to maturity” with maturities less than twelve months.

Fair Value of Financial Instruments
      The Company’s financial instruments include cash, short-term investments, accounts receivable, accounts payable and accrued liabilities. The carrying amounts of financial instruments approximate fair value due to their short maturities.

Unbilled Accounts Receivable
      Unbilled accounts receivable arise as revenue is recognized for time and costs incurred on time-and-material contracts, and for revenue that is recognized on fixed price contracts under the percentage-of-completion method of accounting.

QUOVADX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Allowance for Doubtful Accounts
      The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of certain customers to pay their accounts receivable balances. The Company assesses the financial condition of its customers to determine if there is an impairment of their ability to make payments and additional allowances may be required if the financial condition of the Company’s customers deteriorates. The Company does not require collateral from its customers. Bad debt expense for the years ended December 31, 2004, 2003 and 2002 was $162,000, $82,000, and $474,000, respectively.

Warranties
      The Company issues warranties to customers for product performance in accordance with specifications that are short term in nature, generally 90 days or less. ASP service agreements provide warranty-like coverage for the duration of the service relationship. The Company’s obligations under these warranties have not been significant and are generally covered under customer maintenance agreements. The Company also indemnifies customers against patent infringement claims. As of December 31, 2004 and 2003, there were no liabilities recorded in the financial statements related to indemnifications or warranties.

Major Customers
      The Company had the following customers, which accounted for greater than 10% of revenue in any of the years ended December 31, 2004, 2003 and 2002:

	Year Ended December 31,

Customer	2004	2003	2002

		(Restated)	(Restated)
A	16%	20%	22%
B	—	—	11%
      There were no customers that accounted for greater than 10% of accounts receivable at December 31, 2004 or December 31, 2003.

Property and Equipment
      Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets, ranging from two to five years. Internally used software, whether purchased or developed is capitalized and amortized over an estimated useful life of three to five years. Equipment under capital lease arrangements as well as leasehold improvements are amortized over the shorter of their useful lives or the terms of the leases. Depreciation expense totaled $3.5 million, $2.8 million and $3.2 million for the years ended December 31, 2004, 2003,and 2002, respectively.

	December 31,

	2004	2003

	(In thousands)
Property and Equipment
Furniture, fixtures and equipment	$5,275	$6,377
Computer hardware	21,763	20,529
Computer software	10,370	10,446

	37,408	37,352
Less accumulated depreciation and amortization	(33,226)	(31,691)

	$4,182	$5,661

QUOVADX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Capitalized Software Costs
      Capitalized software costs consist of purchased software, capitalized software development costs, and software acquired through acquisitions. Purchased software is used with the Company’s existing software as well as held for resale under exclusive license arrangements and is amortized ratably over a three-year estimated useful life. In accordance with FASB Statement No. 86 “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” software development costs are required to be expensed until the point that technological feasibility of the product is established which the Company has determined to be when a detailed program design is complete. Once technological feasibility is established, such costs are capitalized until general availability of the product. The establishment of technological feasibility and continuing evaluation of the recoverability of the capitalized software development costs requires management’s judgment with respect to the impact of external factors such as future revenue, estimated economic life and changes in software and hardware technologies. Capitalized software development costs are amortized on a straight-line basis over an estimated life, which is generally three years. Capitalized software acquired through business combinations is amortized on a straight line basis over an estimated useful life which is generally three to five years. The Company capitalized $1.1 million, $3.6 million (restated) and $3.5 million (restated) of software development costs in 2004, 2003 and 2002, respectively. The Company wrote down $4.8 million of capitalized software in 2004. Software amortization expense, a component of cost of sales, for the years ended December 31, 2004, 2003 and 2002 was $7.6 million, $6.9 million (restated) and $5.5 million, respectively.

	December 31,

	2004	2003

		(Restated)
	(In thousands)
Capitalized Software
Software acquired through acquisitions	$25,130	$31,361
Purchased software	2,052	3,046
Software development costs	8,590	8,752

	35,772	43,159
Accumulated Amortization	(24,439)	(14,283)

	$11,333	$28,876

Goodwill
      The Company has adopted Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” In accordance with SFAS No. 142, the Company did not record amortization expense related to goodwill.
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

	Integration	Rogue
	Solutions	Wave	CareScience

Balance at January 1, 2002	$92,202
Adjustment to Confer and Pixel goodwill based on valuation	883
Goodwill impairment	(93,085)
Balance at December 31, 2002	$—

Acquisition of CareScience (Note 2)		$—	$13,318
Acquisition of Rogue Wave (Note 2)		34,697	—

Balance at December 31, 2003		34,697	13,318
Reconciliation of opening balances		(2,926)	(219)

Valuation adjustment		1,603	—

Acquisition expenses		—	(357)
Leases restructuring		608	—

Balance at December 31, 2004		$33,982	$12,742

      Goodwill resulting from the acquisitions of CareScience and Rogue Wave has been adjusted during 2004. Reconciliations of the opening balances for all assets and liabilities resulted in adjustments of $1.3 million to the Rogue Wave goodwill and $0.2 million to the CareScience goodwill. Acquisition expenses relating to CareScience were less than anticipated resulting in an adjustment to goodwill of $0.4 million. Charges for the impairment of a lease in the Netherlands resulted in an increase of $0.6 million in goodwill related to the Rogue Wave acquisition.

Acquired Intangible Assets
      Intangible assets recognized in the Company’s acquisitions are being amortized over their estimated lives ranging from three to eight years. Amortization expense related to intangible assets was $3.3 million, $1.7 million, and $2.3 million for the years ended December 31, 2004, 2003 and 2002, respectively. Amortization expense in 2004 includes impairments of $341,000. The Company expects amortization expense to be $3.8 million for the years 2005 through 2007, $3.7 million for 2008, and $1.7 million for 2009.

	December 31,

	2004	2003

	(In thousands)
Intangible Assets
Customer Base	$22,496	$19,367
Trade name	559	1,041
Other	2,178	2,295

	25,233	22,703
Accumulated Amortization	(7,520)	(4,968)

	$17,713	$17,735

Long-Lived Assets and Impairments
      The Company periodically evaluates the carrying value of long-lived assets, including, but not limited to, property and equipment, software, and intangible assets when events and circumstances warrant such a review.

QUOVADX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      The Company wrote down $4.4 million of capitalized software in the first quarter and $0.4 million in the fourth quarter of 2004 due to a decision to discontinue products that resulted from management’s effort to refocus the Company’s resources to products that will generate revenues in the near term and conserve cash flows.
      In the fourth quarter of 2003, the Company prepaid $0.9 million to Infotech Network Group (“Infotech”) for professional services. In March 2004, the Company paid Infotech an additional $2.1 million prepayment under an outsourcing agreement. Payments totaling $1.7 million were written off in the first quarter of 2004 because a portion of the asset was deemed not recoverable due to Infotech’s inability to provide assurances that it could deliver services in the future. The Company expensed $1.4 million of the prepaid services to cost of sales and research and development for the year ended December 31, 2004. As of December 31, 2004, the Company had utilized $1.4 million in prepaid services from Infotech.
      The Company also wrote down $0.7 million of deferred costs related to its transaction business. The deferred costs were written down to their expected realizable value because the total balance of the asset was not recoverable due to the cancellation of certain contracts and lower than expected revenues on other contracts. As of December 31, 2004, the Company had remaining deferred costs related to its transactions business totaling $0.4 million.

Other Assets
      Other current and long-term assets include deferred costs, a note receivable from a customer, and prepaid expenses. Deferred costs include direct labor incurred related to implementation activities on certain contracts where the revenue will be recognized on a straight-line basis over the term of the contract. The costs, which totaled $0.4 million and $2.6 million at December 31, 2004 and 2003, respectively, are expected to be amortized to expense over the contract periods of five to seven years. In the first quarter of 2004, the Company wrote off $0.7 million in deferred costs that were determined to be unrecoverable based on the related contracts. The note receivable, which had a balance of $0.8 and $1.9 million at December 31, 2004 and 2003, respectively, is due to be paid in monthly installments through early 2006. Interest income will be recognized once all principal has been paid. At December 31, 2003, other assets also included a minority equity investment in another company which had a balance of $2.0 million. This investment was accounted for on a cost basis as the Company does not have significant influence or control over the investee. The investment was sold in June 2004. See Note 4 — Business/ Asset Dispositions for more information.
      As of December 31, 2004, the Company had restricted cash of $578,000. Restricted cash primarily represents investments that support letters of credit related to an operating lease. There was no restricted cash at December 31, 2003.

Research and Development
      Research and development expense includes costs incurred by the Company to develop and enhance the Company’s software until the point that technological feasibility is reached. Research and development costs are charged to expense as incurred.

Advertising
      The Company expenses advertising costs as incurred. Advertising expense for the years ended December 31, 2004, 2003 and 2002 was $520,000, $348,000 and $312,000, respectively.

QUOVADX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Stock Option Compensation
      At December 31, 2004, the Company had four stock option plans and an employee stock purchase plan, which are described in Note 6. The Company has elected to account for stock-based compensation arrangements using the intrinsic value method under the provisions of Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Under this method, stock compensation is recognized to the extent that the exercise price is less than the market price for the underlying stock on the date of grant. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Year Ended December 31,

	2004	2003	2002

	(In thousands except per share data)
		(Restated)	(Restated)
Net loss:
As reported	$(24,231)	$(16,477)	$(104,767)
Plus: stock based compensation recognized under intrinsic value method	470	—	231
Less: stock based compensation under fair value method	(1,664)	(4,728)	(8,760)

Pro forma net loss	$(25,425)	$(21,205)	$(113,296)

Net loss per common share:
As reported	$(0.61)	$(0.52)	$(3.49)
Pro forma	(0.64)	(0.68)	(3.78)
      The stock based compensation under the fair value method for the year ended December 31, 2004 includes recoveries based on options forfeited when six executives left the Company. The adjustment to the pro forma net loss under the fair value method for these forfeited options totaled $3.1 million.
      For the years ended December 31, 2004, 2003 and 2002, the fair value of each option on the date of grant was determined using the Black-Scholes valuation model. The following assumptions were used for grants in 2004, 2003 and 2002: risk-free rates corresponding to government securities with original maturities similar to the expected option lives of 4.7% for 2004, 3.9% for 2003 and 3.0% for 2002; expected dividend yield of 0% for all periods; volatility factor of 106% for 2004, 120% for 2003 and 118% for 2002; and expected lives of 5.0 years for 2004, 5.0 years for 2003 and 5.0 years for 2002.

QUOVADX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net Loss Per Common Share
      Net loss per common share (“EPS”) is calculated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share.” Under the provisions of SFAS No. 128, basic EPS is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if stock options were exercised, resulting in the issuance of common stock that would share in the loss of the Company. Potential dilution of the stock options exercisable into common stock is computed using the treasury stock method based on the average fair market value of the stock. In periods where the Company has a net loss, the effect of common stock equivalents is excluded from the computation of diluted EPS since their inclusion would be anti-dilutive. Diluted EPS for the periods presented is computed by dividing the net loss by the weighted average number of common shares outstanding for the period. In 2004, 2003 and 2002, 317,268, 1,397,558, and 508,109 options and warrants to purchase common stock were excluded from the calculation because their inclusion would be anti-dilutive.

Comprehensive Loss
      SFAS No. 130, “Reporting Comprehensive Income” establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income (loss) includes all changes in equity during a period from non-owner sources. During the years ended December 31, 2003 and 2004, comprehensive loss included the change in foreign currency translation. During year ended December 31, 2002, the Company did not have any significant transactions that are required to be reported as adjustments to determine comprehensive income (loss).

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

Reclassifications
      Certain prior year information has been reclassified to conform to the current year presentation. Revenue and cost of revenue from the New Mexico Data Center have been reclassified to discontinued operations in 2003 and 2002 and their net assets have been reclassified to assets of discontinued operations at December 31, 2003 so that the financial statements are comparable.

New Accounting Standards
      Also in December 2004 the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation.” This Statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95 “Statement of Cash Flows.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair value. Pro forma disclosure and the intrinsic value method of accounting are no longer alternatives.
      SFAS No. 123R is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. We plan to adapt this standard starting July 1, 2005 using a “modified prospective” method in which compensation cost is recognized beginning July 1, 2005 based on the requirements of SFAS No 123R for all share based payments granted after that date, and for all awards granted to employees

QUOVADX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
prior to July 1, 2005 that had not yet vested. The Company currently accounts for share-based payments to employees using APB Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options based on the requirements of SFAS No. 123. The adoption of SFAS 123R’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future and the Company has not determined which option-pricing model we will use to value the stock options granted. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in the periods after adoption. The company cannot estimate what those amounts will be in the future because they depend on, among other things, when employees exercise stock options.

2.	Restatement of Financial Statements
      The financial results for the years ended December 31, 2003 and 2002 were restated in August 2004 to properly account for transactions that were previously inaccurately reflected in the Company’s financial results. The cumulative effect of these restated financial statements increased the previously reported net loss by $1.8 million for the year ended December 31, 2003 and $0.7 million for the year ended December 31, 2002. These inaccuracies (a) overstated software license revenues due to the timing of delivery of software products and the accounting for certain reseller relationships (b) overstated professional services revenues due to the timing of adjustments to estimates used in determining the recognition of revenue under the percentage of completion method and (c) understated the cost of professional services revenue due to the capitalization of software development costs without properly deducting the portion of the cost related to a professional services agreement with a customer. The restatement also decreased current assets by $0.8 million and $0 and increased current liabilities by $1.0 million and $0.3 million at December 31, 2003 and 2002, respectively. A summary of the restatement impact is set forth below.

	Year Ended	Year Ended
	December 31,	December 31,
	2003	2002

	(Restated)	(Restated)
	(In thousands except
	per share amounts)
Decrease in total revenue	$(1,663)	$(430)
Increase in net loss	(1,783)	(655)
Increase in net loss per share	$(0.05)	$(0.02)

3.	Business Acquisitions
      On December 19, 2003, Quovadx consummated the acquisition of Rogue Wave Software, Inc. (“Rogue Wave”). In the acquisition, structured as an exchange offer, Quovadx acquired all of the outstanding stock of Rogue Wave for $4.09 in cash and 0.5292 of a share of Quovadx common stock for each share of Rogue Wave Common Stock. The total purchase price for this acquisition was $79.1 million, including 5,656,670 shares of Quovadx common stock, cash of $8.0 million, net of cash acquired, and $3.9 million in merger-related costs including transaction fees. The Company retained an independent appraiser to assist with assigning the fair values to the identifiable intangibles acquired from Rogue Wave. Based on the appraisal, we have recorded goodwill, software and identifiable intangible assets acquired at $34.0 million, $5.2 million and $8.5 million, respectively.
      On September 19, 2003, Quovadx consummated the acquisition of CareScience, Inc. CareScience stockholders received a fixed exchange rate of $1.40 cash and 0.1818 shares of Quovadx’s common stock for

QUOVADX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Operating results for Rogue Wave and CareScience after the date of acquisition are included in the consolidated financial statements. The restated unaudited pro forma results of operations as though the Rogue Wave and CareScience acquisitions had been completed as of January 1, 2002 are as follows (in thousands except for per share amounts):

	Year Ended December 31,
	2003	2002

	(Restated)	(Restated)
Revenue	$102,335	$113,073
Net loss	(27,122)	(121,617)
Net loss per share	$(0.70)	$(3.20)
      The unaudited pro forma results above do not include any anticipated cost savings or other effects of the integration of acquired entities into the Company and are not necessarily indicative of the results which would have occurred if the acquisitions had been in effect on the date indicated, or which may result in the future.
Acquisition-Related Restructuring
      The Company recorded significant acquisition-related restructuring charges in connection with a headcount reduction of CareScience employees and the abandonment of certain leased facilities from the CareScience acquisition. The lease abandonment cost was estimated to include remaining lease liabilities offset by an estimate of sublease income. The lease abandonment costs are being amortized over the term of the lease which expires in the fourth quarter of 2010. These restructuring charges are included in accrued liabilities on the accompanying balance sheet.

			Accrual at		Accrual at
	Accrued at	Paid in	December 31,	Paid in	December 31,
	Acquisition	2003	2003	2004	2004

	(In thousands)
Employee Severance	$256	$(256)	$—	$—	$—
Lease abandonment costs	1,905	(60)	1,845	(263)	1,582
Less: Sublease income	(301)	—	(301)	—	(301)

	$1,860	$(316)	$1,544	$(263)	$1,281

      In the fourth quarter of 2003, due to the acquisition, the company initiated a headcount reduction of Rogue Wave employees. As a result, we recorded a preliminary estimate of severance costs of $677,000 comprised of salary and employee-related expenses. At December 31, 2003, the balance of the accrual was $427,000 and at December 31, 2004 the entire amount had been paid out, bringing the severance accrual to $0.

4.	Business/ Asset Dispositions
      In the second quarter of 2004, the Company sold its minority equity investment in Royal Health Care, LLC (“Royal”). Royal is a healthcare management services company in which Quovadx owned an equity

QUOVADX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      In the third quarter of 2004, we sold the Healthcare.com domain name for $360,000.
      On December 31, 2004, we sold the assets of our Albuquerque, New Mexico Data Center and our Managed Care Transaction Manager (“MCTM”) system. This hosting service center and MCTM system no longer fit into our new business strategy because they represent a niche area of the healthcare payer segment which is not an area of strategic growth. The assets were sold to Royal Health Care Data Center, LLC, a subsidiary of Royal, for $1.9 million in cash before transaction related expenses of $139,000. A gain of $0.4 million was recognized on the sale. As part of this transaction, Royal signed software license and maintenance agreements for other of our software products and we received $300,000 in software license revenue. We will continue to provide support for facilities and telecommunications management to Royal and Royal will provide hosting services and co-location services for our corporate Web infrastructure and servers. Royal is a management services organization serving New York healthcare organizations. A director of the Company is on Royal’s board of directors.
      The assets sold had net book values at December 31, 2004 and 2003 as follows:

	December 31,

	2004	2003

	(In thousands)
Net book value of assets sold:
Furniture, leasehold improvements and equipment	$322	$630
Deferred costs	993	1,128

Total	$1,315	$1,758

      The financial statements as of December 31, 2003 and for the years ended December 31, 2003 and 2002 have been restated to reflect the presentation of the New Mexico Data Center as a discontinued operation. The following is the summarized results of operations for the New Mexico Data Center in the years ended December 31, 2004, 2003 and 2002:

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
Recurring services revenues	$5,164	$5,004	$2,605
Cost of recurring services revenue	4,575	4,598	1,842

Income from discontinued operations	$589	$406	$763

QUOVADX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Balance Sheet Components
      Certain balance sheet components are as follows (in thousands):

	December 31,

	2004	2003

Other Current Assets
Prepaid maintenance and support	$999	$1,215
Note receivable	784	1,010
Deferred costs	316	669
Other	499	1,249

	$2,598	$4,143

	December 31,

	2003	2003

Accrued Liabilities
Accrued compensation	$3,309	$3,402
Accrued rent	1,614	2,274
Accrued audit fees	683	244
Accrued legal fees	497	168
Option liability payout	345	1,399
Accrued professional fees	100	450
Accrued acquisition expenses	—	3,121
Other	3,549	4,823

	$10,097	$15,881

6.	Stockholders’ Equity and Benefit Plans

Stock Warrants
      In connection with the acquisition of Healthcare.com, the Company converted warrants to purchase 395,000 shares of Healthcare.com common stock to warrants to purchase 148,000 shares of the Company’s stock. At December 31, 2003, 116,000 warrants remained outstanding. Of the warrants outstanding at December 31, 2003, 98,000 may have been exercised any time on or before March 13, 2004 at an exercise price of $11.23 per share and 18,000 may have been exercised any time on or before December 31, 2004 at an exercise price of $8.51 per share. As of December 31, 2004 there are no outstanding warrants. The fair value of Healthcare.com warrants was calculated to be $0.8 million using the Black-Scholes option pricing model and included in the purchase price.

Stock Options
      During 1997, the Company adopted a stock option plan (the “1997 Plan”) that provided for the grant of up to 2,200,000 stock options to directors, key employees, and consultants. The 1997 Plan has a term of ten years, unless terminated by the board of directors. From 2000 to 2003, the Company added 4,668,414 shares to the 1997 Plan. In March 2004, 1,224,000 shares were added to the 1997 Plan. The total number of shares authorized under the 1997 Plan was 8,092,414 at December 31, 2004. As of December 31, 2004, there were 4,159,920 options available for issuance. The 1997 Plan provides for the granting of incentive stock options to employees or nonqualified options to employees, directors, and consultants. Stock options are granted with an exercise price not less than fair market value of the common stock on the date of the grant, as determined by the board of directors. The options generally expire ten years after the date of grant. Options granted under the

QUOVADX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
1997 Plan vest over a four year vesting period beginning on the date of grant. In December 2004, the Board of Directors approved an amendment to the 1997 Plan to allow other types of stock awards to be granted. At the same time they granted restricted stock awards to the non-employee board members totaling 95,000 shares with a fair value of $194,000. The restricted stock awards vest quarterly at the end of each three-month period beginning three months from the date of grant, subject to the member’s continued service as a director through each vesting date. Compensation expense for these restricted stock awards was deferred and will be recognized as expense as the awards vest.
      The Company’s board of directors adopted a 1999 Director Option Plan in October 1999 (the “Director Plan”) and authorized 250,000 shares under the Director Plan. The Director Plan was approved by the Company’s Stockholders in January 2000, and became effective upon completion of our Initial Public Offering. From 2000 to 2003, the Company added 564,083 shares to the Director Plan. In March 2004, 200,000 shares were added to the Director Plan. The total number of shares authorized under the Director Plan was 1,014,083 at December 31, 2004. The Director Plan has a term of ten years, unless terminated by our board of directors. Options granted under the Director Plan vest over a one year vesting period beginning on the date of grant. Members of the board of directors who are not employees of Quovadx are eligible to participate in the Director Plan. The Director Plan provides for an automatic initial grant of an option to purchase 25,000 shares of common stock (the “Initial Grant”) upon the later of the effective date of the Director Plan or the date a person first becomes a non-employee director. After the initial grant, a non-employee director will automatically be granted options to purchase 10,000 shares of common stock each year on the date of our annual shareholder’s meeting.
      In September 2000, the board of directors of the Company adopted the 2000 Nonstatutory Stock Option Plan (the “NSO Plan”) and authorized 600,000 shares under the NSO Plan. Under the NSO Plan, the board of directors may issue options to non-executive employees of the Company. The NSO Plan has a term of ten years, unless terminated by our board of directors. Options granted under the NSO Plan vest ratably at 25% per year, beginning on the date of grant. No options will be issued under the NSO Plan to directors or executive officers of the Company. From 2000 to 2003, the Company added 2,600,000 shares to the NSO Plan. No shares were added in 2004. The total number of shares authorized under the 1997 Plan was 3,200,000 at December 31, 2004.
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
      The weighted-average fair value of options at grant date was $1.99, $2.37, and $5.18 in 2004, 2003, and 2002, respectively.

QUOVADX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Total stock options outstanding and exercisable under the option plans as of December 31, 2004 are as follows:

			Number	Weighted)	Weighted	Number	Weighted
Range of Exercise Prices			of Shares	Average	Average	of Shares	Average
				Remaining	Exercise		Exercise
				Contractual	Price		Price
				Life (Years

$0.25	—	$1.12	1,507,047	9.3	$1.03	356,331	$0.73
1.14	—	2.05	1,030,234	9.6	1.83	279,784	1.80
2.29	—	2.61	417,469	8.0	2.53	284,458	2.51
2.67	—	4.90	297,497	6.7	2.94	250,737	2.87
5.00	—	5.94	405,175	7.5	5.32	235,714	5.50
6.02	—	7.03	774,423	8.1	6.17	293,758	6.27
7.17	—	8.53	242,775	6.6	8.32	200,846	8.28
8.70	—	10.20	571,611	5.9	9.94	507,256	9.95
10.30	—	12.83	378,973	5.9	11.97	324,830	11.94
13.10	—	24.41	60,939	4.5	14.24	60,939	14.24

$0.25	—	$24.41	5,686,143	8.1	$4.47	2,794,653	$6.01

      Activity of the Plans are summarized in the following table:

	Number of	Weighted Average	Options	Weighted Average
	Shares	Exercise Price	Exercisable	Exercise Price

Options outstanding, January 1, 2002	5,907,808	$7.55	4,896,516	$7.24
Options granted	1,718,096	4.60
Less: options exercised	(151,622)	1.98
Less: options forfeited	(1,007,171)	8.70

Options outstanding, December 31, 2002	6,467,111	6.72	2,928,651	6.36
Converted Rogue Wave options	620,658	7.38
Options granted	786,033	2.63
Less: options exercised	(140,404)	2.54
Less: options forfeited	(649,935)	7.14

Options outstanding, December 31, 2003	7,083,463	6.95	4,650,309	7.15
Options granted	3,653,625	2.65
Less: options exercised	(1,082,429)	0.58
Less: options forfeited	(3,968,516)	6.94

Options outstanding, December 31, 2004	5,686,143	$4.47	2,794,653	$6.01

Employee Stock Purchase Plan
      In October 1999, the board of directors adopted an employee stock purchase plan (the “ESPP”) subject to shareholder approval, which became effective immediately on the effective date of the IPO. A total of 500,000 shares of common stock were initially reserved for issuance under the ESPP. From 2000 to 2003, the Company added 1,328,165 shares to the ESPP. In March 2004, 500,000 shares were added to the ESPP. The total number of shares authorized under the EPPP was 2,328,165 at December 31, 2004. The ESPP permits eligible employees to purchase common stock totaling up to 20% of an employee’s compensation through payroll deductions. The ESPP for U.S. employees is intended to qualify under Section 423 of the Internal Revenue Service Code and contains consecutive overlapping twelve-month offering periods. Each offering period includes two six-month purchase periods. The price of common stock to be purchased will be 85% of the lower of the fair market value of the common stock either at the beginning of the offering period or at the

QUOVADX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
end of that purchase period. The Company issued 264,355 shares at $2.01 per share in April 2004 and 238,411 shares at $1.49 per share in October 2004. The Company issued 319,308 shares at $1.31 per share in May 2003 and 230,157 shares at $2.37 per share in October 2003. The Company issued 72,372 shares at $6.37 per share in May 2002 and 125,157 shares at $1.32 per share in October 2002.

401(k) Plan
      The Company has adopted an employee savings and retirement plan (the “401(k) Plan”) covering substantially all of the Company’s employees. Pursuant to the 401(k) Plan, eligible employees may elect to reduce their current compensation by up to the statutory prescribed limit and have the amount of such reduction contributed to the 401(k) Plan. The Company may contribute to the 401(k) Plan on behalf of eligible employees. The Company had not contributed to the 401(k) Plan prior to the acquisition of Healthcare.com on August 13, 2001. In connection with the acquisition of Healthcare.com, the Company assumed the 401(k) plan of Healthcare.com and made contributions totaling $169,000. Healthcare.com 401(k) plan matched 50% of the first 6% contributed by each employee. The Healthcare.com 401(k) plan was merged into Company’s plan in 2002. In 2002, the Company amended its 401(k) plan to match 50% of the first 6% contributed by employees. The Company contributed $824,000, $650,000 and $649,000 to its employee’s 401(k) accounts in 2004, 2003 and 2002, respectively. Company contributions vest over a two-year period.

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

7.	Line of Credit
      In 2003, the Company established a line of credit with a commercial bank that allowed the Company to borrow cash, or issue letters of credit, up to a maximum of $4.0 million on a secured basis at the bank’s prime rate of interest. On May 28, 2004 the Company terminated the line of credit.

8.	Income Taxes
      The sources of income (loss) before income taxes for continuing operations, are as follows for the years ended December 31 (in thousands):

	2004	2003	2002

Domestic	$(25,175)	$(16,590)	$(105,347)
Foreign	42	(293)	(183)

Total	$(25,133)	$(16,883)	$(105,530)

      The provision for income taxes includes (i) income taxes currently payable; (ii) income taxes deferred because of temporary differences between when certain income or expense items are recognized in the financial statements versus when these items are recognized for tax purposes and; (iii) any increase or decrease in the valuation allowance for deferred income tax assets. The tax expense for 2004 relates entirely to current tax expense in the United Kingdom.

QUOVADX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A reconciliation of the expected income tax expense (benefit) (based on the U.S. Federal statutory rate of 35%) to the actual income tax expense (benefit) is as follows:

	Years Ended December 31

	2004	2003	2002

	(In thousands)
Expected federal income tax benefit at blended rate of 35%	$(8,799)	$(5,426)	$(35,440)
Effect of state taxes (net of federal benefit)	(665)	(436)	(285)
Change in valuation allowance	9,249	5,811	4,029
Unearned compensation		—	81
Goodwill expense		—	31,565
Foreign tax rate differential	111
Other permanent items	237	51	50

Income tax expense/(benefit)	$133	$—	$—

      The tax effects of temporary differences that give rise to significant portions of the net deferred tax asset at December 31, 2003 are presented below:

	2004	2003

	(In thousands)
Deferred tax assets:
Deferred revenue	$—	$4,873
Allowance for doubtful accounts	536	884
Investment impairment	195	195
Employee benefits	525	533
Accrued liabilities	632	239
Tax credits	2,795	2,371
Other temporary items	3	459
Foreign net operating loss carryforwards	1,388	1,447
Federal net operating loss carryforwards	59,486	47,427

	65,560	58,428
Deferred tax liabilities:
Fixed asset sale, depreciation & other	(297)	416
Amortization & other	(6,094)	(10,440)

	(6,391)	(10,024)
Less:
Valuation allowance	(59,169)	(48,404)
Net deferred tax assets/(liabilities)	$—	$—

      Under SFAS No. 109, deferred tax assets and liabilities are recognized due to differences between recognition of certain income or expense items in the financial statements and when these items are recognized for tax purposes. A valuation allowance is established against deferred tax assets which are not “more likely than not” to be realized. At December 31, 2004 and 2003 the Company has determined that it is not “more likely than not” it will realize the deferred tax assets prior to their expiration. Therefore a full valuation allowance has been recorded against the net deferred tax asset. A reduction in this allowance and the

QUOVADX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
recognition of a deferred tax asset depends on having sufficient evidence that the company will generate taxable income within the carryback and carryforward periods. Sources of taxable income that may allow recognition of a net tax asset include (i) taxable income in the current year or prior years that is available through carryback; (ii) future taxable income that will result from the reversal of existing taxable temporary differences; and (iii) future taxable income generated by future operations.
      The valuation allowance for deferred income tax assets at December 31, 2004 and 2003 was $59.1 million and $48.4 million respectively. Approximately $35.1 million of deferred tax assets relate to acquired entities. The ordering rules for utilization of deferred tax assets are first to offset against goodwill, then against identifiable intangibles resulting from purchase accounting adjustments and then finally against expense arising from operations. At December 31, 2004, $19.9 million of valuation allowance related to acquired deferred tax assets would reverse against goodwill or identifiable intangibles. Additionally, approximately $10.8 million of December 31, 2004 net operating loss deferred tax asset relates to the exercise of stock options and warrants which would reverse against additional paid-in capital rather than be recognized as an income tax benefit.
      The Internal Revenue Code of 1986, as amended, contains provisions that may limit the federal tax net operating loss (“NOL”) and tax credits available for use in any given year upon the occurrence of certain events, including significant changes in ownership interest. A change in ownership of a company of greater than 50% within a three-year period may result in an annual limitation on the company’s ability to utilize its NOL credit carryforwards from tax periods prior to the ownership change. Management believes the Company’s NOL and tax credit carryforwards as of December 31, 2004 are subject to such limitations. These limitations could cause some of these carryforward items to expire unused.
      Deferred taxes includes research tax credits which are based on research expenditures as recorded for management reporting purposes. As of December 31, 2004 the Company has U.S. tax credits of approximately $2.8 million that will expire beginning in 2009 through 2024. A determination of qualified research expenditures eligible for the credit has not been made, therefore the possibility exists that the amount of Research credits may be reduced upon examination.
      As of December 31, 2004 the Company has U.S. net operating losses of approximately $153.8 million that will expire beginning in 2008 through 2024. As of December 31, 2004 the Company had approximately $4.0 million of foreign net operating losses, the majority of which may be carried forward indefinitely and a portion in France which may be carried forward for five years.
      Deferred taxes have not been provided on any excess book basis in the shares of certain foreign subsidiaries because these basis differences are not expected to reverse in the foreseeable future. These basis differences result from unremitted earnings of the foreign subsidiaries and could reverse through a sale of the subsidiaries, the receipt of dividends from the subsidiaries, or other events. It is the company’s intent to permanently reinvest all foreign earnings.

QUOVADX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Commitments and Contingencies

Commitments
      The Company leases equipment and office space under various long-term non-cancelable operating leases that expire at various dates before October 11, 2011. The following is a schedule by year of future minimum lease payments under operating leases, at December 31, 2004 (in thousands):

2005	$4,589
2006	2,211
2007	1,409
2008	1,041
2009	846
Thereafter	1,709

$11,805

      Total rent expense for the years ended December 31, 2004, 2003 and 2002 was $4,370,000, $2,859,000 and $3,865,000, respectively.

Contingencies
      On November 14, 2001, a shareholder class action complaint was filed in the United States District Court, Southern District of New York. On April 19, 2002, plaintiffs filed an amended complaint. The amended complaint asserts that the prospectus from the Company’s February 10, 2000 initial public offering (“IPO”) failed to disclose certain alleged improper actions by various underwriters for the offering in the allocation of the IPO shares. The amended complaint alleges claims against certain underwriters, the Company and certain officers and directors under the Securities Act of 1933 and the Securities Exchange Act of 1934 (Bartula v. XCare.net, Inc., et al., Case No. 01-CV-10075). Similar complaints have been filed concerning more than 300 other IPO’s; all of these cases have been coordinated as In re Initial Public Offering Securities Litigation, 21 MC 92. In a negotiated agreement, individual defendants, including all of the individuals named in the complaint filed against the Company, were dismissed without prejudice, subject to a tolling agreement. Issuer and underwriter defendants in these cases filed motions to dismiss and, on February 19, 2003, the Court issued an opinion and order on those motions that dismissed selected claims against certain defendants, including the Rule 10b-5 fraud claims against the Company, leaving only the Section 11 strict liability claims under the Securities Act of 1933 against the Company. A committee of our Board of Directors has approved a settlement proposal made by the plaintiffs On February 15, 2005, the Court issued an order granting conditional preliminary approval of the settlement. If the settlement is not achieved, the Company will continue to aggressively defend the claims. We do not believe that the outcome of this action will have a material adverse effect on our financial position, results of operations or liquidity; however, litigation is inherently uncertain and we can make no assurance as to the ultimate outcome or effect.
      On March 18, 2004, a purported class action complaint was filed in the United States District Court for District of Colorado, entitled Smith v. Quovadx, Inc. et al, Case No. 04-M-0509, against Quovadx, Inc., its now-former Chief Executive Officer and its now-former Chief Financial Officer. The complaint alleged violations of Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended, purportedly on behalf of all persons who purchased Quovadx common stock from October 22, 2003 through March  15, 2004. The claims are based upon allegations the Company (i) purportedly overstated its net income and earnings per share during the class period, (ii) purportedly recognized revenue from contracts between the Company and Infotech Networks Group prematurely, and (iii) purportedly lacked adequate internal controls and was therefore unable to ascertain the financial condition of the Company. Eight

QUOVADX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
additional, nearly identical class action complaints were filed in the same Court based on the same facts and allegations. The actions seek damages against the defendants in an unspecified amount. On May 17 and 18, 2004, the Company filed motions to dismiss each of the complaints. Since then, all but one of the actions, entitled Heller v. Quovadx, Inc., et al., Case No. 04-M-0665 (OES) (D. Colo.), have been dismissed. Thereafter, the plaintiff in Heller filed a first amended complaint, which asserts the same claims as those asserted in the original complaint, and includes allegations regarding the Company’s accounting for certain additional transactions. On September 8, 2004, the Court approved the appointment of David Heller as lead plaintiff. On September 29, 2004, the Court denied defendants’ motions to dismiss the first amended complaint and approved the appointment of Mr. Heller’s counsel as lead plaintiff’s counsel. On October 14, 2004, the Company and the other defendants filed answers to the first amended complaint, denying allegations of wrongdoing and asserting various affirmative defenses. On January 13, 2005, the Court approved a scheduling order that, inter alia, requires plaintiffs to file a motion for class certification by January 31, 2005, which they did, and fact discovery, which has commenced, to conclude eight months after the Court issues an order, if any, certifying a class. The class action is still in the preliminary stages, and it is not possible for us to quantify the extent of potential liability, if any.
      On March 22, 2004, a shareholder derivative action was filed in the District Court of Colorado, County of Arapahoe, entitled Marcoux v. Brown et al, against the members of the Board of Directors and certain now-former officers of Quovadx alleging breach of fiduciary duty and other violations of state law. The Company is named solely as a nominal defendant against which no recovery is sought. This complaint generally is based on the same facts and circumstances as alleged in the class action complaints discussed above, alleging that the defendants misrepresented Quovadx financial projections and that one of the defendants violated state laws relating to insider trading. The action seeks damages in an unspecified amount against the individual defendants, disgorgement of improper profits and attorney’s fees, among other forms of relief. On or about April 21, 2004, a second, nearly identical shareholder derivative complaint, seeking the same relief, was filed in the United States District Court for the District of Colorado, entitled Thornton v. Brown et al. The plaintiffs in both of the shareholder derivative actions are represented by the same local counsel. On or about May 20, 2004, a third, nearly identical shareholder derivative complaint, seeking the same relief, was filed in the District Court of Colorado, County of Arapahoe, entitled Jaroslawicz v. Brown, et al. The three shareholder derivative actions are now all pending in the Colorado state court. The Court has consolidated the three actions into a single consolidated action and set February 1, 2005 as the deadline for the filing of a consolidated amended complaint, subsequently extended to May 2, 2005. The shareholder derivative action is still in the preliminary stages, and it is not possible for us to quantify the extent of potential liability, if any.
      On May 17, 2004, a purported class action complaint was filed in the United States District Court for the District of Colorado, entitled Henderson v. Quovadx, Inc. et al, Case No. 04-M-1006 (OES), against Quovadx, Inc., its now-former Chief Executive Officer, its now-former Chief Financial Officer and its Board of Directors. The complaint alleged violations of Section 11 and Section 15 of the Securities Act of 1933, as amended, purportedly on behalf of all former shareholders of Rogue Wave Software, Inc. who acquired Quovadx common stock in connection with the Company’s exchange offer effective December  19, 2003. The claims are based upon the same theories and allegations as asserted in the Section 10(b) class actions described above. The Court denied plaintiff’s motion to consolidate this Section 11 action with the Section 10(b) cases and authorized the two competing lead plaintiff candidates to take discovery of each other in advance of a hearing on the appointment of lead plaintiff. On July 14, 2004, the Company and outside director defendants filed an answer to the complaint, denying allegations of wrongdoing and asserting various affirmative defenses. On September 8, 2004, the Court directed the plaintiff to publish new notice of pendency of this action inviting potential class members to submit motions for appointment as lead plaintiff. Two putative class members filed competing motions for appointment as lead plaintiff, and their motions are sub judice. The Court stayed all discovery related to the merits of the litigation pending the appointment of a lead plaintiff. On October 4, 2004, the Company’s former CEO and CFO filed an answer to the complaint, denying

QUOVADX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
allegations of wrongdoing and asserting various affirmative defenses. This class action also is in the preliminary stages, and it is not possible for us to quantify the extent of potential liability, if any.
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
      On July 28, 2004, Ronald Renjilian, a former employee, filed a Sarbanes-Oxley Whistle Blower Complaint against the Company with the US Department of Labor Occupational Safety and Health Administration (“OSHA”). The complaint alleges that the Company’s April 30, 2004 termination of Mr. Renjilian’s employment was an action taken against Mr. Renjilian as a result of his engaging in protected activity. The Company denied any wrongdoing. On December 17, 2004, OSHA dismissed the claims. On January 19, 2005, Mr. Renjilian objected to the Secretary’s findings, and requested a hearing on the record. On February 17, 2005, Mr. Renjilian withdrew his appeal.
      The Company is engaged from time to time in routine litigation that arises in the ordinary course of our business.

10.	Related Party Transactions
      The Corporate Secretary of the Company during 2004 is a partner of a law firm which performs legal services for the Company. The accompanying financial statements include expenses related to this law firm of $2.8 million for the twelve months ended December 31, 2004. At December 31, 2004 the outstanding payable balance to the law firm totaled $518,000.
      In 2004 the Company sold technology and service contracts of Outlaw Technologies for $245,000 to the former owner of Outlaw who is presently an employee of Quovadx.
      A director of the Company is on the board of directors of Royal Health Care. In 2004 we sold our minority equity investment in Royal for $3.1 million and sold the assets of the Albuquerque, New Mexico Data Center to Royal for $1.9 million.
      The Company acquired its WebAccel product from CMI Corporate Marketing, d/b/a Compuflex International (“Compuflex”) in August, 2003. An executive officer of the Company is the sole stockholder of Compuflex. Compuflex has received, and will continue to receive, royalty fees of $500,000 over two years from the Company in accordance with the terms of the purchase agreement. Through December 31, 2004, the Company had paid Compuflex $334,000 in royalty payments and the remaining payments totaling $166,000 will be completed in 2005.

11.	Segment Information
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
      In 2003 and 2004 the Company reported three segments: software license, professional services, and recurring revenue. The chief operating decision-making group reviewed the revenue and margin by the nature

QUOVADX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of the services provided and reviewed the overall results of the Company. The software license segment includes revenue from software license sales and software subscriptions. The professional services segment includes revenue generated from software implementation, development, and integration. The recurring services segment includes revenue generated from ASP outsourcing, hosting, software maintenance, transactions, and other recurring services. This information for the years ended December 31, 2004, 2003 and 2002 is reflected in the Consolidated Statements of Operations.
      The Company has reorganized and the operations consist of three divisions, the Rogue Wave Software division, which provides reusable software components and services that facilitate application development, the Integration Solutions division, which offers vertically specific solutions to improve processes and leverage existing technology systems and the CareScience division, which provides care management services and analytical solutions to hospitals and health systems. Each division has its own product and services line that is generally marketed to different industries. Each division has a Division President whose responsibilities include financial management of the division.
      Segment information based on the three divisions for the years ended December 31, 2004, 2003 and 2002 is as follows:

			Rogue
	Integration		Wave
	Solutions	CareScience	Software
	Division	Division	Division		Other Operations	Total

Year Ended December 31,
2004
Revenue	$40,736	$13,910	$28,155		$—	$82,801
Operating expenses	51,818	15,159	20,581		20,509	108,067

Net loss from continuing operations	$(11,082)	$(1,249)	$7,574		$(20,509)	$(25,266)

2003
Revenue	$58,340	$4,213 (a)	$2,375	(a)	$—	$64,928
Operating expenses	63,725	4,291	1,053		12,742	81,811

Net loss from continuing operations	$(5,385)	$(78)	$1,322		$(12,742)	$(16,883)

2002
Revenue	$60,623	$—	$—		$—	$60,623
Operating expenses	60,617	—	—		105,536	166,153

Net loss from continuing operations	$6	$—	$—		$(105,536)	$(105,530)

(a)	CareScience and Rogue Wave Software were acquired in September 2003 and December 2003, respectively.
      A breakout of assets and capital expenditures for all segments is not prepared or provided to the chief operating decision maker. Revenue from our foreign operations for the years ended December 31, 2004 and 2003 was $10.3 million and $3.8 million, respectively. Long term assets of our foreign operations were $0.9 million and $0.5 million at December 31, 2004 and 2003, respectively.

12.	Quarterly Results (Unaudited)
      This information has been derived from unaudited consolidated financial statements. The unaudited consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair

QUOVADX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
presentation of this information. These unaudited quarterly results should be read in conjunction with the audited financial statements and notes thereto. Operating results are expected to vary significantly from quarter to quarter and are not necessarily indicative of results for any future period. Data relating to the results of operations for the each quarter of the years ended December 31, 2004 and 2003 follows (in thousands except per share amounts):
      Data relating to the results of operations as restated for each quarter of the years ended December 31, 2004 and 2003 follows:

	Three Months Ended

	March 31,	June 30,	September 30,	December 31,
	2004	2004	2004	2004

	(In thousands except for per share amounts)
STATEMENT OF OPERATIONS
Total revenue(a)	$22,294	$20,276	$19,749	$20,482
Cost and expenses:
Cost of revenue(b)	13,498	11,685	11,387	9,529
Asset impairment	6,765	—	—	430
Sales and marketing	6,534	4,830	4,177	4,056
General and administrative	3,693	6,738	4,456	4,945
Research and development	3,683	3,657	3,096	2,947
Amortization of acquired intangibles	1,182	755	770	1,011

Total costs and expenses	35,355	27,665	23,886	22,918

Loss from operations	(13,061)	(7,389)	(4,137)	(2,436)
Gain on sales of assets	—	1,175	360	—
Interest Income, net	118	127	50	60

Net loss before income taxes	(12,943)	(6,087)	(3,727)	(2,376)
Income tax expense	—	—	—	133

Loss from continuing operations	(12,943)	(6,087)	(3,727)	(2,509)
Income from discontinued operations	161	197	113	118
Gain on sale of discontinued operations	—	—	—	446

Net loss	$(12,782)	$(5,890)	$(3,614)	$(1,945)

Net loss before discontinued operations per common share — basic and diluted	$(0.33)	$(0.15)	$(0.09)	$(0.06)
Income from and gain on sale of discontinued operations per common share — basic and diluted	0.00	0.00	0.00	0.01

Net loss per common share-basic and diluted	$(0.33)	$(0.15)	$(0.09)	$(0.05)

(a)	Revenues from discontinued operations of $1,372,000, $1,302,000, $1,238,000 and $1,252,000 for the three months ended March 31, 2004, June 30, 2004, September 30, 2004 and December 31, 2004, respectively, have been reclassified to income from discontinued operations.

(b)	Cost of revenue from discontinued operations of $1,211,000, $1,105,000, $1,125,000 and $1,134,000 for the three months ended March 31, 2004, June 30, 2004, September 30, 2004 and December 31, 2004, respectively, have been reclassified to income from discontinued operations.

Restatement of 2003 Financial Results
      The results for the third quarter of 2003 were restated in March 2004 from the financial results reported in the Company’s Form 10-Q filed in November 2003. These revisions concern shipments to Infotech Group

QUOVADX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(“Infotech”), an Indian company, in the third quarter of 2003. The Company believed at the time of the shipments that collection of the receivable was probable due to the establishment of a credit line by Infotech that could be used for payment. After the shipments of software product, however, the Company has encountered unanticipated delays in obtaining payment. Based on further analysis of Infotech’s ability to pay for the software purchased, the accounting for the revenue recognized has been revised from an accrual to a cash basis. As a result, the Company has materially restated its previously reported financial results for the third quarter of 2003 by deleting all of the revenue and commissions, $4.7 million and $0.4 million, respectively, that had been recorded related to Infotech. The results for the quarters reflected above have also been restated due to the accounting inaccuracies described in Note 2.
      The results for the quarters reflected below were also restated in August 2004 due to the accounting inaccuracies described in Note 2.

	Three Months Ended

	March 31,	June 30,	September 30,	December 31,
	2003	2003	2003	2003

	(In thousands except for per share amounts)
STATEMENT OF OPERATIONS-RESTATED
Total revenue(c)	$16,211	$17,328	$13,140	$18,249
Cost and expenses:
Cost of revenue(d)	9,687	9,302	9,275	11,999
Sales and marketing	3,842	4,052	4,260	5,631
General and administrative	3,030	3,146	3,001	3,565
Research and development	2,247	2,246	2,669	2,833
Amortization of acquired intangibles	457	307	307	649

Total costs and expenses	19,263	19,053	19,512	24,677

Loss from operations	(3,052)	(1,725)	(6,372)	(6,428)
Interest Income, net	189	207	89	209

Loss before discontinued operations	(2,863)	(1,518)	(6,283)	(6,219)
Income from discontinued operations	137	88	85	96

Net loss	$(2,726)	$(1,430)	$(6,198)	$(6,123)

Net loss before discontinued operations per common share — basic and diluted	$(0.09)	$(0.05)	$(0.20)	$(0.18)
Income from and gain on sale of discontinued operations per common share — basic and diluted	0.00	0.00	0.00	$0.00

Net loss per common share-basic and diluted	$(0.09)	$(0.05)	$(0.20)	$(0.18)

(c)	Revenues from discontinued operations of $1,322,000, $1,257,000, $1,227,000 and $1,198,000 for the three months ended March 31, 2003, June 30, 2003, September 30, 2003 and December 31, 2003, respectively, have been reclassified to income from discontinued operations.

(d)	Cost of sales from discontinued operations of $1,185,000, $1,169,000, $1,142,000 and $1,102,000 for the three months ended March 31, 2003, June 30, 2003, September 30, 2003 and December 31, 2003, respectively, have been reclassified to income from discontinued operations.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at								Balance at
Allowance for Doubtful Accounts	Beginning	Charged to			Reduction in Sales				End of
and Sales Returns	of Period	Expense	Deduction		Return Allowance		Transfers		Period

	(Dollars in thousands)
2004	$2,765	$162	$(1,555	)(a)	$(305	)(b)	$—		$1,067
2003	2,370	82	(919	)(a)			1,232	(c)	2,765
2002	1,932	474	(36	)(a)			—		2,370

(a)	Represents credit losses written off during the period, less collection of amounts previously written off.

(b)	Reduction in Rogue Wave sales allowance that is no longer needed as an adjustment to good will.

(c)	Transfer of allowance balances from business acquisitions.

S-1

INDEX TO EXHIBITS

Exhibit
Number		Description of Document

10	.1*	Amended and Restated 1997 Stock Plan and related agreements.
10.25		Amendment to Office Lease Agreement, dated as of November 8, 1999, by and between Mountain States Casualty Company and the Registrant, which amendment was dated as of November 22, 2004.
10.26		Estoppel Agreement, dated as of December 31, 2004, by and among Mountain States Mutual Casualty Company, the Registrant, Royal Health Care Data Center LLC and Royal Health Care of Long Island LLC d/b/a Royal Health Care.
14.1		Quovadx, Inc. Code of Business Conduct and Ethics.
14.2		Quovadx, Inc. Code of Ethics for Senior Financial Officers.
21		Subsidiaries of the Registrant.
23.1		Consent of Independent Registered Public Accounting Firm.
31.1		Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2		Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
32	.1**	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(b) and Rule 15d-14(b), promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.
32	.2**	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(b) and Rule 15d-14(b), promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

*	Identifies exhibit that consists of or includes a management contract or compensatory plan or arrangement.

**	This certification is furnished to, but not filed, with the Commission. This certification shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Registrant specifically incorporates it by reference.