Form 10-K/A
period 2004-12-31
QUOVADX INC
filed 2005-04-14
CIK 1094561

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

EXPLANATORY NOTE
      This Amendment No. 1 to Quovadx, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (which was initially filed on March 10, 2005, the “Original Filing” is being filed pursuant to an exemptive order issued by the Securities and Exchange Commission (SEC Release No. 34-50754). In accordance with the exemptive order, the Company may include management’s annual report on internal control over financial reporting and the related report of the Company’s independent registered public accounting firm in an amendment to its Annual Report on Form 10-K not later than forty five days after the prescribed period for filing such Annual Report, which in our case extended the deadline for filing the internal control report until April 30, 2005. In compliance with the exemptive order, the Company is filing this Amendment to update Item 9A — Controls and Procedures to include:

•	Management’s annual report on internal control over financial reporting; and

•	Report of Independent Registered Public Accounting Firm relating to the Company’s assessment of internal control over financial reporting and the effectiveness of internal control over financial reporting.
      As a result of this Amendment, (1) the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished, respectively, as exhibits to the original filing, have been re-executed and re-filed as of the date of this Amendment; and (2) a Consent of Independent Registered Public Accounting Firm dated April 13, 2005 to cover their report related to our internal control over financial reporting is being filed.
      The other Items of the Original Filing are unaffected by the changes described above and have not been amended in this Amendment. All information in this Amendment is as of the date of the Original Filing and does not reflect any subsequent information or events occurring after the date of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing, including any amendments to those filings.

Item 9A.	Controls and Procedures
Disclosure Controls and Procedures
      The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2004. This included an evaluation of disclosure controls and procedures applicable to the period covered by and existing through the filing of this periodic report. The review took into account the various changes in controls, including disclosure controls, that the Company had made prior to September 30, 2004, as reported in the Quarterly Report on Form 10-Q filed for those periods as well as material weaknesses identified and described below in Management’s Annual Report on Internal Control over Financial Reporting. Based on that review, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures as of December 31, 2004, were not effective to provide reasonable assurance that information the Company is required to disclose in its reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported accurately. We have been and continue to be engaged in efforts to improve our disclosure controls and procedures in connection with our actions to improve our internal control over financial reporting, as discussed below. As discussed below, we plan to take a number of actions during 2005 to enhance our disclosure controls and procedures.
Management’s Annual Report on Internal Control over Financial Reporting
      Company management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	provide reasonable assurance that transactions are recorded, as necessary, to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the company; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
      We have completed our evaluation and testing of our internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002 and Item 308(a) of Regulation S-K (Internal Control Report). Management assessed the effectiveness of the Company’s internal control over financial reporting for the year ended December 31, 2004. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on its assessment of internal controls over financial reporting, management has concluded that, as of December 31, 2004, the Company’s internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
      Based on testing using the COSO criteria, we have identified a number of deficiencies in the Company’s internal control over financial reporting. A number of these deficiencies have been reported to the audit committee as constituting, individually or in the aggregate, “material weaknesses,” meaning that in those areas our internal controls either individually or in the aggregate result in more than a remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected.
      The following summarizes all material weaknesses that we have identified and reported to our audit committee.

•	The analysis and recording of revenue in multiple element transactions. We have concluded that the internal controls over the recording and analysis of revenue in multiple element transactions are not effective, and are indicative of a material weakness in software revenue accounting control. Many of our products are sold in bundled packages and we have established policies and pricing based on the fair value of each element. Revenue was not properly recognized on a relatively new bundled product that includes a term license. This revenue was deferred and will be recognized over the term of the agreement. In addition, our revenue recognition on a multiple element contract incorrectly separated a service element from the software component resulting in recognition of revenue before completion of the services. The revenue recognition was corrected and the service revenue will be recognized with the completion of the software installation services.

•	Calculation and recording of accrued liabilities. We have concluded that controls over the recording of accrued liabilities are not effective and are indicative of a material weakness. We were significantly over-accrued in two areas, medical claims and vacation liability, and under accrued in two areas, payroll taxes and 401(k) matching funds. Our accruals for health insurance benefits contain elements that must be estimated and the historical-trend information we used to estimate these elements of the accrual resulted in over-accrual of these accounts. The calculation of the accrual for vacation included a mathematical error resulting in an over-accrual. The under-accruals were caused by errors in estimating accruals for 401(k) matching and employer-related payroll tax liabilities. Also, several invoices were not accrued at year end and the amount payable to contractors was over-accrued due to an inaccurate calculation. Adjustments were recorded to correct these errors that were material to the financial statements.

•	Analysis of capitalized software impairment. Our analysis of capitalized software did not identify asset impairments for software products that are not expected to generate future revenue, and was indicative of a material weakness in control over the accounting for asset impairment. This resulted in an adjustment that was material to the financial statements.

•	Capitalization and amortization of software. We have concluded that our internal controls over software capitalization and amortization are not effective and indicate a material weakness. There were errors identified in the amortization life, expense accounts used to record amortization, and the over-amortization of several software assets. In addition, costs for three projects continued to be capitalized after project completion. These errors resulted in adjustments and reclassifications that were material to the financial statements.

      None of these identified weaknesses has affected previously published financial statements and there were no changes to any reported financial results that have been released by the Company as a result of these identified deficiencies.
      Remediation Steps to Address Material Weaknesses. Based on earlier findings of material weaknesses in internal controls in our 2002 and 2003 financial statements, we have taken many steps to strengthen our internal controls over financial reporting, accounting functions and revenue recognition as described below under “Changes in Controls.” The conclusions of management and our independent auditors at the time of the year-end audit, that material weaknesses still exist, indicate that we need to take additional steps to remediate these situations. We intend to address the remaining actions required to remediate our existing weaknesses as part of our Sarbanes-Oxley 404 compliance program. As discussed below, we have been and continue to be engaged in efforts to improve our internal controls and procedures and we expect that these efforts during 2005 will positively address the material weaknesses that have been identified. Measures we are taking to remediate our identified material weaknesses include:

The analysis and recording of revenue in multiple element transactions

•	Provide additional training on software revenue recognition for the accounting department and throughout the organization.

•	Advise senior management and division personnel on the various business models for pricing before new products and new bundles are brought to market in an effort to clarify revenue recognition.

Calculation and recording of accrued liabilities

•	Expand the controls and procedures over the elements used in monthly estimates for accruals.

•	Implement additional review and approval procedures over accruals.

•	Use independent third party data as the basis for accruals where possible.

Analysis of capitalized software impairment

•	Improve communication between product management and accounting to determine on a timely basis when products are discontinued.

•	Perform more frequent evaluations of software to identify impairments on a more timely basis.

Capitalization and amortization of software

•	Improve communication between each division’s research and development function and accounting.

•	Develop procedures for monthly evaluation of software project status and carrying value (if appropriate), with review and written approval by the development group.

•	Implement a periodic review of asset lives and amortization expense for all software projects.
Additionally, management recognizes that there is a lack of expertise in certain accounting areas and additional training is needed, and that additional personnel in the accounting area are needed to remediate the internal control weaknesses.
      Management, with the oversight of the Audit Committee, is committed to effectively remediate all identified material weakness and significant deficiencies as quickly as possible.
      The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. This report appears below under the caption “Report of Independent Registered Public Accounting Firm.”
Changes in Controls
      Based on earlier findings of material weakness in disclosure and internal controls in our 2002 and 2003 financial statements, we have already taken many steps to strengthen our disclosure controls and our internal control over financial reporting, accounting functions and revenue recognition as described below and in prior filings with the SEC.
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
      In 2004, management took additional steps to strengthen internal controls. In connection with the company’s efforts to comply in 2004 with the requirements of Section 404(a) of the Sarbanes-Oxley Act, a consulting firm was retained to assist with the analysis and testing and to identify areas where internal controls need to be enhanced. In response to their findings prior to December 31, 2004 we made additional changes in internal controls and procedures. Additional changes made prior to December 31, 2004, include the following:

•	We formalized and enhanced our revenue recognition guidelines and processes.

•	We formalized the documentation of the financial review process.

•	We implemented additional internal controls surrounding the credit management function.

•	We separated duties in accounting, financial reporting and information technology functions to improve checks and balances.

•	We enhanced and clarified accounting, financial reporting and information technology policies and procedures.

•	We implemented processes to monitor adherence to the accounting policies.

•	We formalized and/or improved internal control surrounding access to accounting systems and eliminated certain automatic approvals in the accounting systems.
      Except for the improvements described above, there have been no other changes in our internal control over financial reporting during the year ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
      Appearing as exhibits to this report are the certifications of our chief executive officer and chief financial officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002. The disclosures set forth in this Item 9A contain information concerning the evaluation of our disclosure controls and procedures, evaluation of our internal control over financial reporting, and changes in internal control over financial reporting, referred to in the certifications. This Item 9A should be read in conjunction with the certifications for a more complete understanding of the topics presented.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Quovadx, Inc.
We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that Quovadx, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of material weaknesses identified: the analysis and recording of revenue in multiple element transactions, calculation and recording of accrued liabilities, analysis of capitalized software impairment, and capitalization and amortization of software, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Quovadx Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment: ineffective controls over the analysis and recording of revenue in multiple element transactions, the calculation and recording of accrued liabilities, the analysis of capitalized software impairment, and the capitalization and amortization of software. These material weaknesses resulted in adjustments to revenue, cost of sales, operating expenses, impairment expense, unearned revenue, accrued liabilities, and capitalized software. These adjustments were recorded in the 2004 financial statements of Quovadx, Inc. as reported and no previously reported financial statements were restated. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 financial statements, and this report does not affect our report dated March 9, 2005 on those financial statements.

In our opinion, management’s assessment that Quovadx, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO control criteria. Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Quovadx, Inc. has not maintained effective internal control over financial reporting as of December 31, 2004, based on the COSO control criteria.
/s/ Ernst & Young LLP
Denver, Colorado
April 13, 2005

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Englewood, State of Colorado, on this 14th day of April, 2005.

Quovadx, Inc.

By:	/s/ Harvey A. Wagner

Harvey A. Wagner
President and Chief Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Harvey A. Wagner Harvey A. Wagner	Director, and President and Chief Executive Officer (Principal Executive Officer)	April 14, 2005

/s/ Melvin L. Keating Melvin L. Keating	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	April 14, 2005

/s/ Juan C. Perez Juan C. Perez	Vice President and Controller (Principal Accounting Officer)	April 14, 2005

/s/ Jeffrey M. Krauss Jeffrey M. Krauss	Chairman of the Board	April 14, 2005

/s/ Fred L. Brown Fred L. Brown	Director	April 14, 2005

/s/ J. Andrew Cowherd J. Andrew Cowherd	Director	April 14, 2005

/s/ James B. Hoover James B. Hoover	Director	April 14, 2005

/s/ Charles J. Roesslein Charles J. Roesslein	Director	April 14, 2005

/s/ James A. Gilbert James A. Gilbert	Director	April 14, 2005

INDEX TO EXHIBITS

Exhibit
Number		Description of Document

23.1		Consent of Independent Registered Public Accounting Firm.
31.1		Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2		Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
32	.1*	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(b) and Rule 15d-14(b), promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.
32	.2*	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(b) and Rule 15d-14(b), promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

*	This certification is furnished to, but not filed, with the Commission. This certification shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Registrant specifically incorporates it by reference.