Form 10-Q
period 2005-03-31
QUOVADX INC
filed 2005-05-05
CIK 1094561

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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
      At April 25, 2005, 40,561,880 shares of common stock were outstanding.

QUOVADX, INC.

PART I FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements
QUOVADX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2005	2004

	(In thousands, except for
	share and per share amounts)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$20,491	$18,822
Short-term investments	6,050	6,025
Accounts receivable, net of allowance of $921 and $1,067, respectively	13,303	14,068
Unbilled accounts receivable	1,178	1,195
Other current assets	3,198	2,598

Total current assets	44,220	42,708
Property and equipment, net	4,027	4,182
Software, net	10,083	11,333
Other intangible assets, net	16,750	17,713
Goodwill	46,724	46,724
Restricted cash	578	578
Other assets	652	707

Total assets	$123,034	$123,945

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,984	$3,523
Accrued liabilities	10,205	10,097
Unearned revenue	19,810	19,927

Total current liabilities	33,999	33,547
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value; 100,000,000 authorized and 40,554,809 and 40,618,535 shares issued and outstanding, respectively	409	406
Additional paid-in capital	271,258	270,737
Unearned compensation	(554)	(214)
Accumulated other comprehensive income	833	871
Accumulated deficit	(182,911)	(181,402)

Total stockholders’ equity	89,035	90,398

Total liabilities and stockholders’ equity	$123,034	$123,945

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUOVADX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31

	2005	2004

	(In thousands, except
	for per share amounts)
	(Unaudited)
Revenue:
Software license	$6,986	$7,406
Professional services	3,638	4,561
Recurring services	10,152	10,327

Total revenue	20,776	22,294
Cost of revenue:
Software license	2,190	4,139
Professional services	2,468	4,278
Recurring services	4,670	5,081
Asset impairments	—	6,765

Total cost of revenue	9,328	20,263

Gross profit	11,448	2,031

Operating expenses:
Sales and marketing	4,382	6,534
General and administrative	4,724	3,693
Research and development	2,971	3,683
Amortization of acquired intangibles	963	1,182

Total operating expenses	13,040	15,092

Loss from operations	(1,592)	(13,061)
Other income, net	156	118

Loss before income taxes	(1,436)	(12,943)
Income tax expense	73	—

Loss from continuing operations	(1,509)	(12,943)
Income from discontinued operations	—	161

Net loss	$(1,509)	$(12,782)

Net loss per common share — basic and diluted	$(0.04)	$(0.33)

Weighted average common shares outstanding — basic and diluted	40,546	39,279

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUOVADX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,

	2005	2004

	(In thousands)
	(Unaudited)
Cash flows from operating activities
Net loss	$(1,509)	$(12,782)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,948	3,287
Amortization of acquired intangibles	963	840
Amortization of deferred compensation	82	253
Asset impairments	—	7,116
Bad debt recovery	(98)	(445)
Change in assets and liabilities:
Accounts receivable	864	2,609
Unbilled accounts receivable	17	339
Other assets	(545)	(1,417)
Accounts payable	461	(5,628)
Accrued liabilities	263	(2,752)
Unearned and deferred revenue	(117)	(597)

Net cash provided by (used in) operating activities	2,329	(9,177)

Cash flows from investing activities
Purchase of property and equipment	(427)	(313)
Capitalized software	(116)	(837)
Purchases of short-term investments	(25)	—

Net cash used in investing activities	(568)	(1,150)

Cash flows from financing activities
Proceeds from issuance of common stock	99	480

Net cash provided by financing activities	99	480

Effect of foreign exchange rate changes on cash	(191)	141

Net increase (decrease) in cash and cash equivalents	1,669	(9,706)
Cash and cash equivalents at beginning of period	18,822	23,688

Cash and cash equivalents at end of period	$20,491	$13,982

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUOVADX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Interim Financial Statements
      The accompanying condensed consolidated financial statements of Quovadx, Inc. (“Quovadx,” the “Company,” the “Registrant,” “we” or “us”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures are adequate to make the information presented not misleading. The unaudited financial statements have been prepared on the same basis as our annual financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for a fair presentation in accordance with U.S. generally accepted accounting principles. The results for the three months ended March 31, 2005 are not necessarily indicative of the results expected for the full year. These financial statements should be read in conjunction with the audited financial statements and accompanying notes included in our Annual Report on Form 10-K and Amendment No. 1 to our Annual Report on Form 10-K/A, for the year ended December 31, 2004.
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
      Certain prior year information has been reclassified to conform to the current year presentation. Revenue and cost of revenue from the New Mexico Data Center have been reclassified to discontinued operations in the 2004 periods. The New Mexico Data Center was sold on December 31, 2004.

2.	Stock Option Compensation
      At March 31, 2005, the Company had three stock option plans and one employee stock purchase plan. The Company has elected to account for stock-based compensation arrangements using the intrinsic value method under the provisions of Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees.” Under this method, stock compensation is recognized to the extent that the exercise price is less than the market price for the underlying stock on the date of grant. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Three Months Ended
	March 31,

	2005	2004

	(In thousands except
	per share amounts)
Net loss:
As reported	$(1,509)	$(12,782)
Plus: stock based compensation under intrinsic value method	82	113
Less: stock based compensation under fair value method	(947)	(1,293)

Pro forma net loss	$(2,374)	$(13,962)

Net loss per common share:
As reported	$(0.04)	$(0.33)
Pro forma	$(0.06)	$(0.36)

QUOVADX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      In April 2005, the Securities and Exchange Commission adopted a new rule that allows companies to implement SFAS No. 123R in the first fiscal year beginning after June 15, 2005. We plan to adopt this standard when required, using one of the valuation models and adoption methods allowed by SFAS No. 123R, based on our evaluation of which of the models and methods is best for our circumstances. The Company currently accounts for share-based payments to employees using APB Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options based on the requirements of SFAS No. 123. The adoption of SFAS 123R’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future and the Company has not determined which option-pricing model we will use to value the stock options granted.

3.	Net Loss per Common Share
      Net loss per common share (“EPS”) is calculated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share.” Under the provisions of SFAS No. 128, basic EPS is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if stock options were exercised, resulting in the issuance of common stock that would share in the earnings of the Company. Potential dilution of the stock options exercisable into common stock is computed using the treasury stock method based on the average fair market value of the stock. As the Company has a net loss, the effect of all common stock equivalents is excluded from the computation of diluted EPS since their effect would decrease the loss per share. The diluted weighted average common shares calculation for the three months ended March 31, 2005 and 2004 excludes 1,408,652 and 1,597,191 options, respectively, to purchase common stock because their effect would have been anti-dilutive under the treasury stock method and excludes all options to purchase common stock because their effect would have been anti-dilutive to the net loss.

4.	Asset Impairments
      The Company periodically evaluates the carrying value of long-lived assets, including, but not limited to, property and equipment, software, and intangibles assets when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flows from such asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset, fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. There were no asset impairments in the first quarter of 2005.
      In the first quarter of 2004, the Company incurred impairment charges totaling $7.1 million. Impairment charges totaling $6.8 million were recorded as a component of cost of revenue and the remaining $0.3 million was recorded within amortization of intangibles assets. The Company wrote down $4.4 million of capitalized software in the first quarter of 2004 due to a decision to discontinue products that resulted from management’s effort to refocus the Company’s resources to products that will generate revenues in the near term and

QUOVADX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
conserve cash flows. In the fourth quarter of 2003, the Company prepaid $0.9 million to Infotech Network Group (“Infotech”) for professional services. In March 2004, the Company paid Infotech an additional $2.1 million prepayment under an outsourcing agreement. Payments totaling $1.7 million were written off in the first quarter of 2004 because a portion of the asset was deemed not recoverable due to Infotech’s inability to provide assurances that it could deliver services in the future. The Company also wrote down $0.7 million of deferred costs related to its transaction business in the first quarter of 2004. The deferred costs were written down to their expected realizable value because the total balance of the asset was not recoverable due to the cancellation of certain contracts and lower than expected revenues on other contracts

5.	Discontinued Operations
      On December 31, 2004, we sold the assets of our Albuquerque, New Mexico Data Center and our Managed Care Transaction Manager (“MCTM”) system. This hosting service center and MCTM system no longer fit into our new business strategy because they represent a niche area of the healthcare payer segment which is not an area of strategic growth. The assets were sold to Royal Health Care Data Center, LLC, a subsidiary of Royal Health Care, LLC (“Royal”) for $1.9 million in cash and a gain of $0.4 million was recognized on the sale in the fourth quarter of 2004. Revenue and cost of revenue of $1.4 million and $1.2 million, respectively, for the New Mexico Data Center for the three months ended March 31, 2004 have been reclassified to income from discontinued operations. Royal is a management services organization serving New York healthcare organizations. A director of the Company is on Royal’s board of directors.

6.	Segment Information
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
      The Company’s operations consist of three divisions, the Integration Solutions division, which provides industry leading products and services to meet the growing challenges of healthcare integration, the CareScience division, which provides care management services and analytical solutions to hospitals and health systems and the Rogue Wave Software division, which provides reusable software components and services that facilitate application development. Each division has its own product and services line. Each division has a Division President whose responsibilities include financial management of the division. Corporate includes corporate marketing, general and administrative, and other corporate expenses.

QUOVADX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Segment information based on the three divisions for the three months ended March 31, 2005 and 2004 is as follows:

			Rogue
	Integration		Wave
	Solutions	CareScience	Software
Three Months Ended March 31,	Division	Division	Division	Corporate	Total

2005
Revenue	$9,800	$4,030	$6,946	$—	$20,776
Cost of revenue and operating expenses	9,173	4,082	4,740	4,373	22,368

Operating income (loss)	$627	$(52)	$2,206	$(4,373)	(1,592)

Other income					156
Income tax expense					(73)

Net income (loss)					$(1,509)

2004
Revenue	$11,578	$3,510	$7,206	$—	$22,294
Cost of revenue and operating expenses	21,874	4,136	5,522	3,823	35,355

Operating income (loss)	$(10,296)	$(626)	$1,684	$(3,823)	(13,061)

Other income					118
Income from discontinued operations					161

Net income (loss)					$(12,782)

7.	Goodwill and Other Intangibles
      Intangible assets recognized in the Company’s acquisitions are being amortized over their estimated lives ranging from three to eight years. The following table provides information relating to the Company’s intangible assets as of March 31, 2005:

		Accumulated
	Cost	Amortization	Total

	(In thousands)
Amortizable intangible assets:
Customer base	$22,496	$(6,232)	$16,264
Tradenames	559	(163)	396
Other	2,178	(2,088)	90

Total	$25,233	$(8,483)	$16,750

	Rogue Wave	CareScience	Total

Goodwill:
Balance at December 31, 2004	$33,982	$12,742	$46,724
Changes in valuation	—	—	—

Balance at March 31, 2005	$33,982	$12,742	$46,724

QUOVADX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Software
      The following table provides information relating to the Company’s capitalized and acquired software as of March 31, 2005:

		Accumulated
	Cost	Amortization	Total

	(In thousands)
Software:
Acquired software	$27,182	$(18,232)	$8,950
Capitalized software	8,707	(7,574)	1,133

Total	$35,889	$(25,806)	$10,083

      Total capitalized software costs for the three months ended March 31, 2005 and 2004 was $116,000 and $837,000, respectively.

9.	Comprehensive Loss
      Total comprehensive loss for the three months ended March 31, 2005 and 2004 was as follows:

	Three Months Ended
	March 31

	2005	2004

	(In thousands)
Net loss	$(1,509)	$(12,782)
Other comprehensive income (loss)	(38)	199

Comprehensive loss	$(1,547)	$(12,583)

      The foreign currency translation amounts relate to our subsidiaries in Europe and Japan. The Japan operations were closed in the first quarter of 2005.

10.	Commitments and Contingencies

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

QUOVADX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
action will have a material adverse effect on our financial position, results of operations or liquidity; however, litigation is inherently uncertain and we can make no assurance as to the ultimate outcome or effect.
      On March 18, 2004, a purported class action complaint was filed in the United States District Court for District of Colorado, entitled Smith v. Quovadx, Inc. et al, Case No. 04-M-0509, against Quovadx, Inc., its now-former Chief Executive Officer and its now-former Chief Financial Officer. The complaint alleged violations of Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended, purportedly on behalf of all persons who purchased Quovadx common stock from October 22, 2003 through March 15, 2004. The claims are based upon allegations the Company (i) purportedly overstated its net income and earnings per share during the class period, (ii) purportedly recognized revenue from contracts between the Company and Infotech Networks Group prematurely, and (iii) purportedly lacked adequate internal controls and was therefore unable to ascertain the financial condition of the Company. Eight additional, nearly identical class action complaints were filed in the same Court based on the same facts and allegations. The actions seek damages against the defendants in an unspecified amount. On May 17 and 18, 2004, the Company filed motions to dismiss each of the complaints. Since then, all but one of the actions, entitled Heller v. Quovadx, Inc., et al., Case No. 04-M-0665 (OES) (D. Colo.), have been dismissed. Thereafter, the plaintiff in Heller filed a first amended complaint, which asserts the same claims as those asserted in the original complaint, and includes allegations regarding the Company’s accounting for certain additional transactions. On September 8, 2004, the Court approved the appointment of David Heller as lead plaintiff. On September 29, 2004, the Court denied defendants’ motions to dismiss the first amended complaint and approved the appointment of Mr. Heller’s counsel as lead plaintiff’s counsel. On October 14, 2004, the Company and the other defendants filed answers to the first amended complaint, denying allegations of wrongdoing and asserting various affirmative defenses. On January 13, 2005, the Court approved a scheduling order that, inter alia, requires fact discovery, which has commenced, to conclude eight months after the Court issues an order certifying a class. The Court issued its order certifying the class action on April 12, 2005. The deadline for completing fact discovery is December 12, 2005. The class action is still in the preliminary stages, and it is not possible for us to quantify the extent of potential liability, if any.
      On March 22, 2004, a shareholder derivative action was filed in the District Court of Colorado, County of Arapahoe, entitled Marcoux v. Brown et al, against the members of the Board of Directors and certain now-former officers of Quovadx alleging breach of fiduciary duty and other violations of state law. The Company is named solely as a nominal defendant against which no recovery is sought. This complaint generally is based on the same facts and circumstances as alleged in the class action complaints discussed above, alleging that the defendants misrepresented Quovadx financial projections and that one of the defendants violated state laws relating to insider trading. The action seeks damages in an unspecified amount against the individual defendants, disgorgement of improper profits and attorney’s fees, among other forms of relief. On or about April 21, 2004, a second, nearly identical shareholder derivative complaint, seeking the same relief, was filed in the United States District Court for the District of Colorado, entitled Thornton v. Brown et al. The plaintiffs in both of the shareholder derivative actions are represented by the same local counsel. On or about May 20, 2004, a third, nearly identical shareholder derivative complaint, seeking the same relief, was filed in the District Court of Colorado, County of Arapahoe, entitled Jaroslawicz v. Brown, et al. The three shareholder derivative actions are now all pending in the Colorado state court. The Court has consolidated the three actions into a single consolidated action and set February 1, 2005 as the deadline for the filing of a consolidated amended complaint, subsequently extended to May 2, 2005. The parties requested, and the court approved, a further extension to August 1, 2005. The shareholder derivative action is still in the preliminary stages, and it is not possible for us to quantify the extent of potential liability, if any.
      On May 17, 2004, a purported class action complaint was filed in the United States District Court for the District of Colorado, entitled Henderson v. Quovadx, Inc. et al, Case No. 04-M-1006 (OES), against Quovadx, Inc., its now-former Chief Executive Officer, its now-former Chief Financial Officer and its Board of Directors. The complaint alleged violations of Section 11 and Section 15 of the Securities Act of 1933, as

QUOVADX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
amended, purportedly on behalf of all former shareholders of Rogue Wave Software, Inc. who acquired Quovadx common stock in connection with the Company’s exchange offer effective December 19, 2003. The claims are based upon the same theories and allegations as asserted in the Section 10(b) class actions described above. The Court denied plaintiff’s motion to consolidate this Section 11 action with the Section 10(b) cases and authorized the two competing lead plaintiff candidates to take discovery of each other in advance of a hearing on the appointment of lead plaintiff. On July 14, 2004, the Company and outside director defendants filed an answer to the complaint, denying allegations of wrongdoing and asserting various affirmative defenses. On September 8, 2004, the Court directed the plaintiff to publish new notice of pendency of this action inviting potential class members to submit motions for appointment as lead plaintiff. Two putative class members filed competing motions for appointment as lead plaintiff, and their motions are scheduled for a hearing on June 24, 2005. The Court stayed all discovery related to the merits of the litigation pending the appointment of a lead plaintiff. On October 4, 2004, the Company’s former CEO and CFO filed an answer to the complaint, denying allegations of wrongdoing and asserting various affirmative defenses. This class action also is in the preliminary stages, and it is not possible for us to quantify the extent of potential liability, if any.
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
      The Company is engaged from time to time in routine litigation that arises in the ordinary course of our business.

11.	Related Party Transactions
      The individual, who until February 10, 2005, was the Corporate Secretary of the Company is a partner of a law firm which performs legal services for the Company. The accompanying financial statements include expenses related to this law firm of $0.5 million and $0.2 million for the three months ended March 31, 2005 and March 31, 2004, respectively. At March 31, 2005 the outstanding payable balance to the law firm totaled $0.6 million.
      The Company acquired its WebAccel product from CMI Corporate Marketing, d/b/a Compuflex International (“Compuflex”) in August, 2003. An executive officer of the Company is the sole stockholder of Compuflex. Compuflex has received, and will continue to receive, royalty fees of $0.5 million over two years from the Company in accordance with the terms of the purchase agreement. Through March 31, 2005, the Company had paid Compuflex $0.4 million in royalty payments and the remaining payments totaling $0.1 million will be paid in 2005. At March 31, 2004, the Company had paid $0.1 million and the outstanding balance was $0.4 million.

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
Overview
      Quovadx is a global software and services firm that has helps enterprise customers worldwide develop, extend and integrate applications based on open standards. The Company is comprised of three primary divisions, the Integration Solutions division (“ISD”), which provides industry leading products and services to meet the growing challenges of healthcare integration, the CareScience division (“CareScience”), which provides care management services and analytical solutions to hospitals and health systems and, the Rogue Wave Software division (“Rogue Wave”), which provides reusable software components and services that facilitate application development. Our software and service offerings include an integrated suite of application development tools and vertical enterprise applications for companies in healthcare, financial services, software, telecommunications, and the public sector.
Critical Accounting Policies and Estimates
      The consolidated financial statements are prepared in conformity with U.S. general accepted accounting principles in the United States which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company relied on significant estimates in preparing the financial statements, allocating the purchase price of its acquisitions to the assets and liabilities acquired, evaluating the adequacy of the allowance for bad debt, the percentage of completion of fixed priced professional service contracts, the recoverability of deferred tax assets and the recoverability of capitalized software costs. Actual results could differ from those estimates. The Company believes that the following accounting policies involve a higher degree of judgment and complexity.

Revenue
      The Company recognizes revenue in accordance with the provisions of Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended, and SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.”
      Our license agreements generally provide either that customers pay a perpetual license fee based on a specified number of instances of the software or the type of software modules licensed or pay a subscription fee for a set number of years. Customers that purchase licenses, under a perpetual license agreement, generally enter into renewable one-year maintenance agreements that entitle the customer to receive unspecified updates on the licensed software, error corrections and telephone support, generally for a fixed fee.

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
      Professional services revenue represents software development, implementation, consulting services and education/ training. When derived from a fixed price contract and collection of fees is probable, the Company recognizes professional services revenue using the percentage-of-completion method of accounting. When derived from a time-and-materials contract, and the collection of fees is probable, the Company recognizes professional services revenue as the services are provided.
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
      Other recurring services revenue includes subscription services, transaction processing and other services. When the fees are fixed and determinable, and collection of the fees is probable, revenue is recognized over the service period. When the fees are charged on a per-transaction basis and collection of the fees is probable, revenue is recognized as the transactions are processed.
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

Purchase Accounting
      In connection with acquisitions, we assessed the fair value of assets acquired and liabilities assumed. Items such as accounts receivable, property and equipment, other intangible assets, certain accrued liabilities, and other reserves require a high degree of judgment from management. We may use third parties to assist us with such valuations. In connection with our acquisitions, we are required to recognize other intangible assets separate and apart from goodwill if such assets arise from contractual or other legal rights or if such assets are separable from the acquired businesses. Other intangible assets include, developed technology, customer-related assets such as order backlog, and trade name. The Company recorded $46.7 million of goodwill resulting from its Rogue Wave and CareScience acquisitions. At March 31, 2005, we had intangible assets of $16.8 million, net of amortization.

Software Development Costs
      Software development costs are required to be expensed until the point that technological feasibility of the product is established. Once technological feasibility is established, such costs are capitalized until the product has reached general availability. The establishment of technological feasibility and continuing evaluation of the recoverability of the capitalized software development costs requires management’s judgment with respect to the impact of external factors such as future revenue, estimated economic life and changes in software and hardware technologies. Capitalized software development costs are amortized on a straight-line basis over an estimated life, which is generally three years. The Company capitalizes internal and external labor costs incurred in developing the software once technological feasibility is attained. At March 31, 2005, the Company had $10.1 million of capitalized software development costs, net of amortization. The Company capitalized software development costs of $116,000 and $837,000 for the three months ended March 31, 2005 and 2004, respectively.

Asset Impairments
      SFAS No. 142 requires that goodwill at each reporting unit be tested annually for impairment and more frequently if events or changes in circumstances indicate assets might be impaired. The Company has identified the fourth quarter as the period for its annual impairment test. The Company performed its annual evaluation during the fourth quarter of 2004, and no impairment was indicated. However, changes in future market conditions or assumptions used in the evaluation could result in impairments in future periods.
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
      Significant estimates are utilized to calculate expected future cash flows utilized in impairment analyses. We also utilize judgment to determine other factors within fair value analyses, including the applicable discount rate.

New Accounting Standards
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
      In April 2005, the Securities and Exchange Commission adopted a new rule that allows companies to implement SFAS No. 123R in the first fiscal year beginning June 15, 2005. We plan to adopt this standard when required, using one of the valuation models and adoption methods allowed by SFAS No. 123R, based on our evaluation of which of the models and methods is best for our circumstances. The Company currently accounts for share-based payments to employees using APB Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options based on the requirements of SFAS No. 123. The adoption of SFAS 123R’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of

SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future and the Company has not determined which option-pricing model we will use to value the stock options granted.

Results of Operations
      The following table sets forth financial data for the periods indicated, ($ in thousands).

	Three Months Ended March 31,

	2005		2004

		% of Revenue		% of Revenue	Change

Revenue:
Software license	$6,986	34%	$7,406	33%	$(420)
Professional services	3,638	17	4,561	21	(923)
Recurring services(a)	10,152	49	10,327	46	(175)

Total revenue	20,776	100	22,294	100	(1,518)
Cost of revenue:
Software license	2,190	11	4,139	19	(1,949)
Professional services	2,468	12	4,278	19	(1,810)
Recurring services(a)	4,670	22	5,081	23	(411)
Asset impairment	—	—	6,765	30	(6,765)

Total cost of revenue	9,328	45	20,263	91	(10,935)

Gross profit	11,448	55	2,031	9	9,417

Operating expenses:
Sales and marketing	4,382	21	6,534	29	(2,152)
General and administrative	4,724	23	3,693	17	1,031
Research and development	2,971	14	3,683	17	(712)
Amortization of acquired intangible assets	963	5	1,182	5	(219)

Total operating expenses	13,040	63	15,092	68	(2,052)

Loss from operations	(1,592)	(8)	(13,061)	(59)	11,469
Other income and expense, net	156	1	118	1	38

Loss before taxes	(1,436)	(7)	(12,943)	(58)	11,507
Income taxes	73	—	—	—	73

Net loss from continuing operations	(1,509)	(7)	(12,943)	(58)	11,434
Income from discontinued operations	—	—	161	1	(161)

Net loss	$(1,509)	(7)%	$(12,782)	(57)%	$11,273

(a)	Revenues from discontinued operations of $1.4 million, and cost of sales from discontinued operations of $1.2 million, for the three months ended March 31, 2004, have been reclassified to income from discontinued operations.

Comparison of the Company’s Results for the Three Months Ended March 31, 2005 and 2004.
      Total revenue. Total revenue decreased $1.5 million, or 7%, to $20.8 million for the three months ended March 31, 2005 from $22.3 million for the three months ended March 31, 2004. Software license revenue was $7.0 million for the three months ended March 31, 2005, a decrease of $0.4 million or 6% from the three months ended March 31, 2004. The decrease in software license revenue was due to decreases in license revenue from Rogue Wave and slightly lower software license revenue from ISD products. Professional services revenue decreased $0.9 million, or 20%, to $3.6 million for the first quarter of 2005 due to the completion of several large ISD contracts in the second and third quarters of 2004. Recurring services revenue decreased 2% to $10.2 million for the three months ended March 31, 2005 from $10.3 million in the comparable 2004 period. The decrease was due to lower transaction revenue in ISD offset by increases in CareScience recurring services revenue from the recognition of revenue previously deferred in association with long term contracts.
      Cost of revenue. Cost of revenue decreased $10.9 million, or 54%, to $9.3 million for the three months ended March 31, 2005 from $20.2 million for the three months ended March 31, 2004. Cost of revenue for the license segment decreased 47% or $1.9 million to $2.2 million for the three months ended March 31, 2005 from $4.1 million for the three months ended March 31, 2005. Software amortization, a component of cost of license revenue decreased $1.0 million, or 43%, to $1.4 million for the three months ended March 31, 2005 from $2.4 million for the period ended March 31, 2004. The decrease in software amortization was the result of the finalization of the valuation of Rogue Wave software and fewer software assets being amortized in 2005 due to the write off of software development costs in 2004, primarily in ISD. Professional services costs decreased 42% to $2.5 million for the three months ended March 31, 2005, from $4.3 million in the comparable period of 2004, related to the decrease in contractor costs of $0.4 million and reduced salary and related expenses of $1.0 million, as a result of lower headcount primarily in ISD. Recurring services costs decreased 8% to $4.7 million for the first quarter of 2005 from $5.1 million in the comparable period of 2004, as a result of the decrease in headcount resulting in lower salaries and related expenses of $0.4 million, in ISD.
      In the first quarter of 2004, the Company’s ISD division incurred impairment charges totaling $7.1 million. Impairment charges totaling $6.8 million were recorded as a component of cost of revenue and the remaining $0.3 million was recorded within amortization of intangibles assets. The Company wrote down $4.4 million of capitalized software in the first quarter of 2004 due to a decision to discontinue products that resulted from management’s effort to refocus the Company’s resources to products that will generate revenues in the near term and conserve cash flows. In the fourth quarter of 2003, the Company prepaid $0.9 million to Infotech Network Group (“Infotech”) for professional services. In March 2004, the Company paid Infotech an additional $2.1 million prepayment under an outsourcing agreement. Payments totaling $1.7 million were written off in the first quarter of 2004 because a portion of the asset was deemed not recoverable due to Infotech’s inability to provide assurances that it could deliver services in the future. The Company also wrote down $0.7 million of deferred costs related to its transaction business in the first quarter of 2004. The deferred costs were written down to their expected realizable value because the total balance of the asset was not recoverable due to the cancellation of certain contracts and lower than expected revenues on other contracts.
      Sales and marketing. Sales and marketing expenses decreased $2.1 million, or 33%, to $4.4 million for the three months ended March 31, 2005, from $6.5 million for the three months ended March 31, 2004. The decrease is primarily related to a decrease in ISD headcount from 63 to 29 full time sales employees in first quarter of 2005, or $1.7 million decrease in salaries and related expenses, when compared to the first quarter of 2004. The remainder of the decrease was due to a reduction in corporate marketing expenses.
      General and administrative. General and administrative expenses increased $1.0 million, or 28%, to $4.7 million for the three months ended March 31, 2005, from $3.7 million from the year earlier period. The increase in general and administrative expenses was primarily due to an increase in accounting expenses arising from increased costs related to audit fees and Sarbanes Oxley compliance of $0.4 million and an decrease in bad debt recoveries of $0.3 million. These items are not allocated to the divisions.

      Research and development. Research and development expense was $3.0 million for the three months ended March 31, 2005, a decrease of $0.7 million or 19% from $3.7 million for the three months ended March 31, 2004. The decrease was related to lower salaries and related expenses due to 35 fewer ISD and Rogue Wave employees.
      Amortization of acquired intangibles. The amortization of acquired intangibles results from assets purchased through our business acquisitions. Intangible assets amortization for the three months ended March 31, 2005 decreased $0.2 million from the three months ended March 31, 2004. The decrease is due to impairment of ISD acquired intangible assets in the first quarter of 2004, offset by an increase in Rogue Wave intangible asset amortization based on an increase in intangible assets from the final acquisition valuation, which was concluded in the fourth quarter of 2004.
      Other income and expense, net. Other income and expense includes interest income on cash and cash equivalents. Interest income remained constant for the first quarters of 2004 and 2005.
      Income tax. The provision for income taxes of $73,000 has been recorded for the three months ended March 31, 2005. The income tax expense is a result of net income in one of our foreign operations. A provision for U.S. federal and state income taxes was not recorded for the three months ended March 31, 2004, as we incurred a net operating loss. We believe that, based on the history of losses and other factors, the weight of available evidence indicates that it is more likely than not that we will not be able to realize our deferred tax assets, and thus a full valuation allowance has been recorded against such assets as of March 31, 2005 and December 31, 2004.
      Income from discontinued operations. On December 31, 2004 we sold the assets of our Albuquerque, New Mexico Data Center and its Managed Care Transaction Manager business (“MCTM”). The New Mexico operations had revenue of $1.4 million, cost of sales of $1.2 million and net income of $0.2 million for the three months ended March 31, 2004.
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
      Net cash provided by operating activities was $2.3 million for the three months ended March 31, 2005 compared to net cash used in operating activities of $9.2 million for the three months ended March 31, 2004. The increase in net cash provided by operating activities in 2005 compared to 2004 is mainly due to a decrease in the net loss and decreases in accounts payable and accrued liabilities in the first quarter of 2004 as a result of paying 2003 acquisition related liabilities. In the first quarter of 2005 and 2004 cash was provided by improved accounts receivable collection efforts. In March 2004, $2.1 million was prepaid to Infotech Network Group (“Infotech”) for professional services. In the fourth quarter of 2003, the Company prepaid $0.9 million to Infotech. Also in March 2004, $1.7 million was written off as a portion of the asset was deemed not recoverable due to the deterioration of the Company’s relationship with Infotech and Infotech’s inability to provide assurances that it could deliver those services in the future.
      Net cash used in investing activities was $0.6 million for the three months ended March 31, 2005, compared to $1.1 million for the three months ended March 31, 2004. The decrease in cash used in investing activities is due to a decrease in capitalized software costs. Net cash used in investing activities for the three months ended March 31, 2005 is primarily due to purchases of equipment. Cash used in investing activities in 2004 resulted from the purchases of equipment and capitalized software costs.

      Net cash provided by financing activities was $0.1 million for the three months ended March 31, 2005 and $0.5 million for the three months ended March 31, 2004. Cash provided in 2005 and 2004 came from the exercise of stock options.
      Commitments. On March 31, 2005, the Company had $3.1 million in open purchase commitments for services, contractors, and capital purchases, many covering several months of anticipated activity in 2005.
      The Company acquired its WebAccel product from CMI Corporate Marketing, d/b/a Compuflex International (“Compuflex”) in August, 2003. An executive officer of the Company is the sole stockholder of Compuflex. Compuflex has received, and will continue to receive, royalty fees of $500,000 over two years from the Company in accordance with the terms of the purchase agreement. Through March 31, 2005, the Company had paid Compuflex $0.4 million in royalty payments, and the remaining payments, totaling $0.1 million, will be paid in 2005.
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
      We incurred losses for the years ended December 31, 2004, 2003, and 2002. As of March 31, 2005, we had an accumulated deficit of $183 million. We expect to continue to incur significant sales and marketing, research and development and general and administrative expenses that may exceed our revenue. As a result, we may experience losses and negative cash flows in the future. Failure to achieve and maintain profitability, or have continued losses, may cause our stock price to decline and impair our business and financial prospects.

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
      Certain former officers, independent directors and the Company have been named defendants in various pending class action and derivative lawsuits. The findings and outcome of the SEC investigations may affect these pending lawsuits. Under Delaware law, our charter and bylaws, we are generally obligated to indemnify our directors and officers who are named defendants in any of these lawsuits and advance legal fees and costs. We are unable to estimate our liability in these matters and we may be required to pay judgments or settlements and incur expenses in aggregate amounts that could have a materially adverse effect on our business, financial condition, results of operations and cash flows.
      We currently have director and officer liability insurance that may pay a portion of the legal fees and costs incurred in defending against claims, settlement amounts, or, damages awarded. However, if the plaintiffs are successful, we may not have sufficient insurance to cover the judgment or our insurers may deny coverage.

      For a further description of the nature and status of these legal proceedings see, “Part II Item 1 — Legal Proceedings.”

We may be immediately delisted from NASDAQ if we cannot meet the more stringent criteria NASDAQ established for our continued listing.
      We failed to timely file our first quarter 2004 Form 10-Q with the SEC and NASDAQ. As a result, the NASDAQ Stock Market initiated delisting procedures. On August 9, 2004, NASDAQ informed us that we had been granted an exception to their continued listing standards. However, our continued listing depends on our ability to timely file all periodic reports for reporting periods ending on or before September 30, 2005, and we will not be able to request an automatic extension to prolong the deadline. If we are late in making any filing during that period, we may be delisted immediately with no right to a hearing or appeal. Additionally, we must continue to meet all other continued listing requirements; our failure to do so may result in a notice of delisting to which we would not be able to request a hearing. Our continued delisting vulnerability may result in potential loss of investor confidence, loss of analyst coverage and depression of our stock price, which could have a material adverse affect on our business and financial prospects.

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
      The software market in which we compete is characterized by (1) rapid technological change, (2) frequent introductions of new products, (3) changing customer needs, (4) evolving industry standards, and (5) increased competition. To keep pace with technological developments, evolving industry standards and changing customer needs, we must support existing products and develop new products. We may not be successful in developing, marketing and releasing new products or new versions of our products that respond to technological developments, evolving industry standards or changing customer requirements. Further, we may face significant competition from open source software offerings, provided to users on a no-charge basis. We may also experience difficulties that could delay or prevent the successful development, introduction and sale of these new products and enhancements. In addition, these new products or enhancements may not adequately meet the requirements of the marketplace and may not achieve any significant degree of market acceptance. If release dates of any future products or enhancements are delayed, or if these products or enhancements fail to achieve market acceptance when released, our business, operating results and financial condition could be materially adversely affected. In addition, new products or enhancements by our competitors and open source offerings may cause customers to defer or forego purchases of our products, which could have a material adverse effect on our business, financial condition and results of operations.

We face saturated or diminishing markets for some of our key products.
      Our primary ISD product offering, the Cloverleaf® product, is sold primarily to the hospital market. Sub-segments of this market are close to saturation, and therefore revenues may decrease within this market segment. In addition, the primary development tools sold by our Rogue Wave Software division, the SourcePro® and Stingray® tools, target the C++ programming language, which is diminishing in usage when compared with other programming languages such as Java. The SourcePro tools are provided with accompanying source codes and due to this factor, customers have the ability to rewrite their applications without the use of these products. In other cases, customers may elect to acquire “end of life” rights to the products, paying a one-time fee for perpetual future use. Customers who elect to pursue either of these options no longer have an obligation to pay for the continuing updates and support fees, impacting ongoing revenue for the division. We expect that the revenues for these tools may decline over time. In addition, our performance depends on organizations requiring information delivery, and seeking outside vendors to develop, manage and maintain this software for their critical applications. Many of our potential customers have made significant investments in internally developed systems and would incur significant costs in switching to our products, which may substantially inhibit the growth of our software. If the market fails to grow, becomes saturated, or declines, our sales will be adversely affected. In addition, a weakening global economy or diverted focus of information technology departments on issues related to regulatory compliance may lead to longer sales cycle and slower sales growth.

We are engaged in several large software development projects; failure to complete any one of these projects could have adverse consequences on our services revenues and business prospects.
      We are engaged in several large, multi-year, custom software development projects. These projects require that we staff them with experienced personnel. Personnel turnover could affect our ability to staff and manage these projects. Additionally, this type of development project requires close collaboration with the client, particularly in managing the change-order process, and presents factors that are often outside of our control. The length and nature of these projects expose us to the risks of not completing the project on time or at all, of not meeting client expectations, or of not staying within budget, any of which could result in our not being paid for work already performed or could lead to complex and expensive litigation, any of which could materially, adversely affect our financial and business prospects.

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

We have a risk in sustaining recurring revenue.
      A major customer contract representing approximately 30% of total recurring revenue is an outsourcing arrangement. This contract is renewable annually. Non renewal of this contract would significantly impact our recurring revenue.

Our public stock price has fallen substantially negatively impacting its investment desirability.
      Since the disclosure of our restatement of financial statements and the formal investigation by the SEC, our stock price has been trading well below the $5.00 per share minimum threshold established by many institutional investors as criteria for ownership. We have lost some analyst coverage over the past year. We have no assurance that the stock price will rise to previous levels. These factors may have contributed to reducing the trading activity in our stock and could continue to impair the investment quality of our stock.

Several segments of our business rely on the effectiveness of channel partners and third-party influencers to help achieve revenue goals. If we fail to increase and maintain our channel relationships, our business may suffer.
      Relationships with established channel partners are critical to our success. These relationships include independent software vendor (“ISV”), distributor, co-marketer and system integrator relationships. We rely on these partners’ ability to assist us in generating increased acceptance and use of our applications, services, and product offerings. We have established a number of these relationships, and our future plans depend on establishing new relationships and maintaining existing ones. The other parties to these relationships may not view these relationships with us as significant to their own business, and they may reassess their commitment to us or decide to compete directly with us in the future. We generally do not have agreements that prohibit the other parties from competing against us directly or from contracting with our competitors. Additionally, we cannot guarantee that any such party will perform its obligations as agreed or contemplated or that we would be able to specifically enforce any agreement with it. Our failure to establish and maintain these relationships may significantly impair our business and financial prospects.

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
      Certain products include so called “open source” software. In some cases open source software imposes on us certain requirements to license others both the open source software as well as software that relates to, or interacts with, or that is a derivative work of the open source software. These open source license terms may be ambiguous and may result in unanticipated obligations regarding our products, including the obligation to make source code available. Because open source software is generally available, it cannot be protected as a trade secret and competitors and others would have access to such software and the right to modify or distribute such software. Also, in many instances where we obtain open source software, we would not be able to determine if the provider of such code has legal right to provide such code to the company on the open source license terms.
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

Our operations involve potential risks related to the regulation, use and misuse of information.
      Many aspects of our business relate to the use, sharing and processing of information. As a result, we are subject to many regulations, including HIPAA and other privacy regulations, that are designed to protect the privacy of the public and to prevent the misuse of personal information in the marketplace. Our operations involve collecting data, processing data and redistributing data, which includes data that we receive from other parties. As a result, we may become involved in any matter relating to the misuse of such data and we may incur liability for any such misuse of that information by other parties simply as a result of our involvement in the process. We are subject to risks that we may not be able to comply with changes in the regulatory environment in an efficient, cost-effective manner. Security breaches in our facilities, computer networks, and databases may cause harm to our business and reputation and result in a loss of customers. Many security measures have been instituted to protect the systems and to assure the marketplace that these systems are secure. If users gain improper access to our databases, they may be able to steal, publish, delete or modify confidential third-party information that is stored or transmitted on our databases. In addition, misuse by our customers of our information services could harm our business and reputation, result in loss of customers and expose us to liability.

If security of our customer and patient information is compromised, we could be liable for damages and our reputation could decline.
      We retain confidential customer and patient information in our processing centers. Therefore, it is critical that our facilities and infrastructure remain secure and that our facilities and infrastructure are perceived by the marketplace to be secure. Additionally, the security requirements under the Health Insurance and Accountability Act of 1996 (“HIPAA”), impose security requirements. Despite the implementation of security measures, our infrastructure may be vulnerable to physical break-ins, computer viruses, programming errors, attacks by third parties or similar disruptive problems. If we fail to meet our clients’ or regulatory expectations, we could be liable for damages and our reputation could suffer. Our insurance may not protect us from this risk.

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
      The healthcare market is highly regulated and subject to changing political, economic and regulatory influences. These factors affect the purchasing practices and operations of healthcare organizations. Changes in current healthcare financing and reimbursement systems, such as the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (MMA), as well as changes in healthcare administration and communications requirements, such as HIPAA, may cause us to make unplanned enhancements of software applications or services, result in delays or cancellations of orders, or result in the revocation of endorsement of our applications and services by healthcare participants. The immediate and long term effect of the laws such as MMA and HIPAA is difficult to predict. There can be no assurances that our products and services will adequately address the business and compliance needs created by these and other enactments, or that we will be able to take advantage of any resulting business opportunities.
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

We experienced and may encounter ongoing significant employee turnover that could reduce our ability to sell, deliver, and support future commitments.
      Due to issues experienced in 2004 related to our restatements, late SEC filings, NASDAQ delisting activities and shareholder litigation, we experienced a significant increase in departures of key employees from the Company. While having taken steps to support employee retention, which have stabilized our workforce, there can be no assurances that in the event of adverse outcomes in the SEC investigation or class action lawsuits, key employees will not leave the Company for other jobs thus impairing our ability to meet commitments and sustain revenue.

Goodwill is a major asset and is subject to an annual test for impairment.
      Goodwill at March 31, 2005 totaled $46.7 million which is 38% of total assets. The goodwill balance resulted from our 2003 acquisitions. Because we have adopted Financial Accounting Standard (SFAS) No. 142, “Goodwill and Other Intangible Assets,” we are required to test goodwill annually for impairment and more frequently if events or changes in circumstances indicate assets might be impaired. Risks described elsewhere in this section could impair the market value of our common stock or our ability to generate cash flow in the future, which could result in the impairment of this asset.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
      We currently develop and market our products primarily in the United States. As a majority of sales are currently made in U.S. dollars, a strengthening of the dollar could make our product less competitive in foreign markets. Since the U.S. dollar is considered the primary currency for the Company’s international operations, transactions that are completed in a foreign currency are translated into U.S. dollars and recorded in the financial statements. In addition, as we expand our foreign operations we increase our exposure to market risk due to fluctuations in foreign currency exchange rates relates primarily to the intercompany balances with our subsidiaries located in Europe. Translation gains or losses were not significant in any of the periods presented and the Company does not believe it is currently exposed to any material risk of loss on this basis. The Company does not currently use any hedging strategies to minimize any translation risks.
      Our interest income is sensitive to changes in the general level of U.S. interest rates. Due to the short term-term nature of our investments, we believe that there is no material interest risk exposure. Based on the foregoing, no quantitative disclosures have been provided.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
      The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act of 1934, as of March 31, 2005. This included an evaluation of disclosure controls and procedures applicable to the period covered by and existing through the filing of this periodic report. Based on that review, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are not effective to provide reasonable assurance that information the Company is required to disclose in its reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported accurately. As noted below, we have identified material weaknesses in our internal controls that existed during periods prior to and as of March 31, 2005.
Internal Controls over Financial Reporting
      In our Amendment No. 1 to our Annual Report on Form 10-K/A, we disclosed material weaknesses in internal controls as of December 31, 2004. The deficiencies were reported to the audit committee as constituting, individually or in the aggregate, “material weaknesses,” meaning that in those areas our internal controls either individually or in the aggregate result in more than a remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected. These material weaknesses included:

•	the analysis and recording of revenue in multiple element transactions;

•	calculation and recording of accrued liabilities;

•	analysis and capitalized software and impairment; and

•	capitalization and amortization of software.
      No additional material weaknesses were identified at March 31, 2005. We believe the changes in internal controls discussed below have remedied two of these weaknesses; analysis and capitalized software and impairment, and capitalization and amortization of software. However, we cannot conclude that these weaknesses have been fully eliminated until we perform our 2005 internal controls testing.
      As of March 31, 2005, we have implemented the following changes to address the internal control weaknesses identified at year end:
      Enhancements were made to the analysis of capitalized software and impairment.

•	We implemented processes to improve communication between product management and accounting to determine on a timely basis when products are discontinued or released.

•	We performed an evaluation of existing software to discover any impairments and the current status of all software assets. We plan to continue with quarterly evaluations of software impairment.
      Enhancements were made to the control of capitalization and amortization of software.

•	We implemented processes to improve communication between each division’s research and development function and accounting.

•	We implemented procedures for monthly evaluation of software project status and carrying value, with review and written approval by the development group.

•	We reviewed asset lives and amortization expense accounts for all software projects, and plan to continue the review quarterly.
      Except for the improvements described above, there have been no other changes in our internal control over financial reporting during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
      We plan to take additional steps to strengthen our internal controls including improved communication, additional processes and additional training for software revenue recognition and expansion of controls, procedures and reviews and reviews for calculation and recording of accrued liabilities. We also plan additional financial reporting review levels and accounting staffing enhancements. We have created a plan to implement these additional internal controls over financial reporting during the second and third quarters of 2005.
PART II OTHER INFORMATION

Item 1.	Legal Proceedings

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
      On March 18, 2004, a purported class action complaint was filed in the United States District Court for District of Colorado, entitled Smith v. Quovadx, Inc. et al, Case No. 04-M-0509, against Quovadx, Inc., its now-former Chief Executive Officer and its now-former Chief Financial Officer. The complaint alleged violations of Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended, purportedly on behalf of all persons who purchased Quovadx common stock from October 22, 2003 through March 15, 2004. The claims are based upon allegations the Company (i) purportedly overstated its net income and earnings per share during the class period, (ii) purportedly recognized revenue from contracts between the Company and Infotech Networks Group prematurely, and (iii) purportedly lacked adequate internal controls and was therefore unable to ascertain the financial condition of the Company. Eight additional, nearly identical class action complaints were filed in the same Court based on the same facts and allegations. The actions seek damages against the defendants in an unspecified amount. On May 17 and 18, 2004, the Company filed motions to dismiss each of the complaints. Since then, all but one of the actions, entitled Heller v. Quovadx, Inc., et al., Case No. 04-M-0665 (OES) (D. Colo.), have been dismissed. Thereafter, the plaintiff in Heller filed a first amended complaint, which asserts the same claims as those asserted in the original complaint, and includes allegations regarding the Company’s accounting for certain additional transactions. On September 8, 2004, the Court approved the appointment of David Heller as lead plaintiff. On September 29, 2004, the Court denied defendants’ motions to dismiss the first amended complaint and approved the appointment of Mr. Heller’s counsel as lead plaintiff’s counsel. On October 14, 2004, the Company and the other defendants filed answers to the first amended complaint, denying allegations of wrongdoing and asserting various affirmative defenses. On January 13, 2005, the Court approved a scheduling order that, inter alia, requires fact discovery, which has commenced, to conclude eight months after the Court issues an order certifying a class. The Court issued its order certifying the class action on April 12, 2005. The deadline for completing fact discovery is December 12, 2005. The class action is still in the preliminary stages, and it is not possible for us to quantify the extent of potential liability, if any.
      On March 22, 2004, a shareholder derivative action was filed in the District Court of Colorado, County of Arapahoe, entitled Marcoux v. Brown et al, against the members of the Board of Directors and certain now-former officers of Quovadx alleging breach of fiduciary duty and other violations of state law. The Company is named solely as a nominal defendant against which no recovery is sought. This complaint generally is based on the same facts and circumstances as alleged in the class action complaints discussed above, alleging that the defendants misrepresented Quovadx financial projections and that one of the defendants violated state laws relating to insider trading. The action seeks damages in an unspecified amount against the individual defendants, disgorgement of improper profits and attorney’s fees, among other forms of relief. On or about April 21, 2004, a second, nearly identical shareholder derivative complaint, seeking the same relief, was filed in the United States District Court for the District of Colorado, entitled Thornton v. Brown et al. The plaintiffs in both of the shareholder derivative actions are represented by the same local counsel. On or about May 20, 2004, a third, nearly identical shareholder derivative complaint, seeking the same relief, was filed in the District Court of Colorado, County of Arapahoe, entitled Jaroslawicz v. Brown, et al. The three shareholder derivative actions are now all pending in the Colorado state court. The Court has consolidated the three actions into a single consolidated action and set February 1, 2005 as the deadline for the filing of a consolidated amended complaint, subsequently extended to May 2, 2005. The parties requested, and the court approved, a further extension to August 1, 2005. The shareholder derivative action is still in the preliminary stages, and it is not possible for us to quantify the extent of potential liability, if any.
      On May 17, 2004, a purported class action complaint was filed in the United States District Court for the District of Colorado, entitled Henderson v. Quovadx, Inc. et al, Case No. 04-M-1006 (OES), against Quovadx, Inc., its now-former Chief Executive Officer, its now-former Chief Financial Officer and its Board of Directors. The complaint alleged violations of Section 11 and Section 15 of the Securities Act of 1933, as amended, purportedly on behalf of all former shareholders of Rogue Wave Software, Inc. who acquired Quovadx common stock in connection with the Company’s exchange offer effective December 19, 2003. The claims are based upon the same theories and allegations as asserted in the Section 10(b) class actions described above. The Court denied plaintiff’s motion to consolidate this Section 11 action with the Section 10(b) cases and authorized the two competing lead plaintiff candidates to take discovery of each other in advance of a hearing on the appointment of lead plaintiff. On July 14, 2004, the Company and outside director defendants filed an answer to the complaint, denying allegations of wrongdoing and asserting various affirmative defenses. On September 8, 2004, the Court directed the plaintiff to publish new notice of pendency of this action inviting potential class members to submit motions for appointment as lead plaintiff. Two putative class members filed competing motions for appointment as lead plaintiff, and their motions are scheduled for a hearing on June 24, 2005. The Court stayed all discovery related to the merits of the litigation pending the appointment of a lead plaintiff. On October 4, 2004, the Company’s former CEO and CFO filed an answer to the complaint, denying allegations of wrongdoing and asserting various affirmative defenses. This class action also is in the preliminary stages, and it is not possible for us to quantify the extent of potential liability, if any.
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

SIGNATURES
      In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized, on the 4th day of May 2005.

QUOVADX, INC.

By:	/s/ Harvey A. Wagner

Harvey A. Wagner
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Melvin L. Keating

Melvin L. Keating
Executive Vice President, Chief Financial Officer
and Treasurer
(Principal Financial Officer)

By:	/s/ Juan C. Perez

Juan C. Perez
Vice President, Controller
and Chief Accounting Officer

EXHIBIT INDEX

Exhibit
Number		Description of Document

2.1		Agreement and Plan of Merger, dated as of August 13, 2003, by and among CareScience, Inc., the Registrant and Carlton Acquisition Corporation (incorporated by reference to Annex A to the Prospectus filed by the Registrant under Rule 424(b)(3) on September 18, 2003).

2.2		Agreement and Plan of Merger, dated as of November 3, 2003, by and among Rogue Wave Software, Inc., the Registrant and Chess Acquisition Corporation (incorporated by reference to Annex A to the Prospectus filed by the Registrant under Rule 424(b)(3) on December 16, 2003).

3.1		Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended March 31, 2003, filed on May 13, 2003).

3.2		Bylaws of the Registrant (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-1 of the Registrant, filed on November 2, 1999, Registration No. 333-90165).

4.1		Specimen stock certificate representing shares of Common Stock of the Registrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of the Registrant, filed on October 16, 2001).

4.2		Preferred Stock Rights Agreement, dated as of July 24, 2000, between the Registrant and ChaseMellon Shareholder Services, L.L.C., as Rights Agent, including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively (incorporated by reference to Exhibit 1 to the Registration Statement on Form 8-A of the Registrant, filed on July 28, 2000).

10	.1*	Amended and Restated 1997 Stock Plan and related agreements (incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K of the Registrant for the year ended December 31, 2004, filed on March 10, 2005).

10	.2*	Amended and Restated 1999 Employee Stock Purchase Plan and related agreements (incorporated by reference to Exhibit 10.2. the Quarterly Report on Form 10-Q of the Registrant for the quarter ended September 30, 2003, filed on November 3, 2003).

10	.3*	Amended and Restated 1999 Director Option Plan and related agreements (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8 of the Registrant, filed on May 16, 2002, Registration No. 333-88408).

10	.4*	Amended and Restated 2000 Nonstatutory Stock Option Plan and related agreements (incorporated by reference to Exhibit 4.9 to the Registration Statement on Form S-8 of the Registrant, filed on April 1, 2003, Registration No. 333-104184).

10	.5*	Amended Quovadx, Inc. Executive Management 2005 Annual Bonus Incentive Plan (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of the Registrant, filed on March 30, 2005).

10	.6*	Healthcare.com Corporation Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Post-Effective Amendment No. 1 to Form S-4 on Form S-8 Registration Statement of the Registrant, filed on August 16, 2001, Registration No. 333-64282).

10	.7*	Healthcare.com Corporation Nonqualified Stock Option Plan (incorporated by reference to Exhibit 4.2 to the Post-Effective Amendment No. 1 to Form S-4 on Form S-8 Registration Statement of the Registrant, filed on August 16, 2001, Registration No. 333-64282).

10	.8*	Rogue Wave Software, Inc. 1996 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 to the Post-Effective Amendment No. 1 to Form S-4 on Form S-8 Registration Statement of the Registrant, filed on January 8, 2004, Registration No. 333-110388).

10	.9*	Rogue Wave Software, Inc. 1997 Equity Incentive Plan (incorporated by reference to Exhibit 4.2 to the Post-Effective Amendment No. 1 to Form S-4 on Form S-8 Registration Statement of the Registrant, filed on January 8, 2004, Registration No. 333-110388).

10	.10*	Amended and Restated Employment Agreement, dated as of April 11, 2003, by and between CareScience, Inc. and Ronald A. Paulus (filed on April 25, 2003, as Exhibit 10.2 to Amendment No. 1 to the Annual Report on Form 10-K/A of CareScience, Inc. for the fiscal year ended December 31, 2002, Commission File No. 0-30859, and incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K of the Registrant for the year ended December 31, 2003, filed on March 18, 2004).

Exhibit
Number		Description of Document

10	.11*	Amended and Restated Employment Agreement, dated as of April 11, 2003, by and between CareScience, Inc. and Thomas Zajac (filed on April 25, 2003, as Exhibit 10.4 to Amendment No. 1 to the Annual Report on Form 10-K/A of CareScience, Inc. for the fiscal year ended December 31, 2002, Commission Filed No. 0-30859, and incorporated by reference to Exhibit 10.29 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended September 30, 2004, filed on November 17, 2004).

10	.12*	Consulting Agreement, dated as of April 1, 2003, between the Registrant and Compuflex International, Inc. (incorporated by reference to Exhibit 10.21 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended March 31, 2004, filed as of August 16, 2004).

10	.13*	Employment Agreement, dated as of August 25, 2003, by and between the Registrant and Cory Isaacson (incorporated by reference to Exhibit 10.12 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended March 31, 2004, filed on August 16, 2004).

10	.14*	Amendment No. 1 to the Employment Agreement, dated as of August 25, 2003, by and between the Registrant and Cory Isaacson, which amendment was dated March 17, 2004 (incorporated by reference to Exhibit 10.13 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended March 31, 2004, filed on August 16, 2004).

10	.15*	Asset Purchase Agreement, dated as of August 25, 2003, by and between CMI Corporate Marketing, Inc. (d/b/a Compuflex International) and the Registrant (incorporated by reference to Exhibit 10.14 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended March 31, 2004, filed on August 16, 2004).

10	.16*	Severance Agreement, dated as of April 11, 2004, by and between the Registrant and Lorine R. Sweeney (incorporated by reference to Exhibit 10.17 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended June 30, 2004, filed on August 16, 2004).

10	.17*	Severance Agreement, dated as of April 11, 2004, by and between the Registrant and Gary T. Scherping (incorporated by reference to Exhibit 10.18 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended June 30, 2004, filed on August 16, 2004).

10	.18*	Employment Agreement, dated as of April 7, 2004 by and between the Registrant and Melvin L. Keating (incorporated by reference to Exhibit 10.15 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended June 30, 2004, filed on August 16, 2004).

10	.19*	Employment Agreement, dated as of February 10, 2005, by and between the Registrant and Melvin L. Keating (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of the Registrant, filed on February 11, 2005).

10	.20*	Employment Agreement, dated as of April 9, 2004 by and between the Registrant and Harvey A. Wagner (incorporated by reference to Exhibit 10.16 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended June 30, 2004, filed on August 16, 2004).

10	.21*	Employment Agreement, dated as of October 8, 2004, by and between the Registrant and Harvey A. Wagner (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of the Registrant, filed on October 12, 2004).

10	.22*	Form of Executive Employment Agreement (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of the Registrant, filed on February 16, 2005).

10.23		Office Lease Agreement, dated as of November 8, 1999, by and between Mountain States Mutual Casualty Company and the Registrant (incorporated by reference to Amendment 1 to the Registration Statement on Form S-1 of the Registrant, filed on December 17, 1999, Registration No. 333-90165).

10.24		Amendment to Office Lease Agreement, dated as of November 8, 1999, by and between Mountain States Casualty Company and the Registrant, which amendment was dated as of November 22, 2004 (incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K of the Registrant for the year ended December 31, 2004, filed on March 10, 2005).

10.25		Estoppel Agreement, dated as of December 31, 2004, by and among Mountain States Mutual Casualty Company, the Registrant, Royal Health Care Data Center LLC and Royal Health Care of Long Island LLC d/b/a Royal Health Care (incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K of the Registrant for the year ended December 31, 2004, filed on March 10, 2005).

Exhibit
Number		Description of Document

10.26		Sublease, dated as of August 24, 2001, by and between Echo Bay Management Corp. and the Registrant (incorporated by reference to Exhibit 12.1 to the Annual Report on Form 10-K of the Registrant for the year ended December 31, 2001, filed on March 26, 2002).

10.27		Form of Indemnification Agreement entered into by the Registrant with each of its directors and executive officers (incorporated by reference to Exhibit 11.1 to the Annual Report on Form 10-K of the Registrant for the year ended December 31, 2001, filed on March 26, 2002).

10.28		Restated License Agreement, dated as of April 1, 1995, by and between the Trustees of the University of Pennsylvania and Care Management Science Corporation (filed on March 14, 2000, as Exhibit 10.3 to the Registration Statement on Form S-1 of CareScience, Inc., Registration No. 333-32376 and incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K of the Registrant for the year ended December 31, 2003, filed on March 18, 2004).

10.29		License Agreement, dated as of October 2, 2000, by and between California HealthCare Foundation and CareScience, Inc. (filed on March 26, 2002, as Exhibit 10.14 to the Annual Report on Form 10-K of CareScience, Inc. for the year ended December 31, 2001, Commission File No. 0-30859, and incorporated by reference to Exhibit 10.24 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended September 30, 2004).

10.30		License Agreement, dated as of July 30, 2001, by and between 3550 University City Science Center Associates as licensor and CareScience, Inc., as licensee, for the license to use a portion of a building for a data center (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K of the Registrant for the year ended December 31, 2003, filed on March 18, 2004).

10.31		Licensor’s Consent to Assignment of License between CareScience, Inc. and the Registrant, dated as of September 18, 2003, by 3550 University City Science Center Associates as licensor (incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K of the Registrant for the year ended December 31, 2003, filed on March 18, 2004).

10.32		Equity Buy-Back Agreement, dated as of June 29, 2004, by and between the Registrant and Royal Health Care of Long Island LLC (d/b/a Royal Health Care, LLC) (incorporated by reference to Exhibit 10.25 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended June 30, 2004, filed on August 16, 2004).

10.33		Asset Purchase Agreement, dated as of December 31, 2004, by and between the Registrant and Royal Health Care Data Center LLC (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of the Registrant, filed on January 3, 2005).

31.1		Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2		Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32	.1**	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(b) and Rule 15d-14(b), promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

32	.2**	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(b) and Rule 15d-14(b), promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

*	Identifies exhibit that consists of or includes a management contract or compensatory plan or arrangement.

**	This certification is furnished to, but not filed, with the Commission. This certification shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Registrant specifically incorporates it by reference.