Form 10-Q
period 2005-06-30
QUOVADX INC
filed 2005-08-03
CIK 1094561

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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
      At July 29, 2005, 40,994,073 shares of common stock were outstanding.

QUOVADX, INC.

PART I FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements
QUOVADX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2005	2004

	(In thousands, except for
	share and per share amounts)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21,039	$18,822
Short-term investments	6,125	6,025
Accounts receivable, net of allowance of $695 and $1,067, respectively	12,985	14,068
Unbilled accounts receivable	956	1,195
Other current assets	3,212	2,598

Total current assets	44,317	42,708
Property and equipment, net	3,572	4,182
Software, net	8,773	11,333
Other intangible assets, net	15,787	17,713
Goodwill	46,724	46,724
Restricted cash	578	578
Other assets	565	707

Total assets	$120,316	$123,945

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,162	$3,523
Accrued liabilities	10,034	10,097
Unearned revenue	18,993	19,927

Total current liabilities	31,189	33,547
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value; 100,000,000 authorized and 40,985,511 and 40,618,535 shares issued and outstanding, respectively	410	406
Additional paid-in capital	272,177	270,737
Unearned compensation	(823)	(214)
Accumulated other comprehensive income	363	871
Accumulated deficit	(183,000)	(181,402)

Total stockholders’ equity	89,127	90,398

Total liabilities and stockholders’ equity	$120,316	$123,945

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUOVADX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

	(In thousands, except for per share amounts)
	(Unaudited)
Revenue:
Software license	$7,089	$5,495	$14,074	$12,901
Professional services	3,447	4,313	7,086	8,874
Recurring services	9,963	10,468	20,115	20,795

Total revenue	20,499	20,276	41,275	42,570
Cost of revenue:
Software license	2,229	2,880	4,420	7,019
Professional services	2,666	4,069	5,133	8,347
Recurring services	4,117	4,736	8,787	9,817
Asset impairments	—	—	—	6,765

Total cost of revenue	9,012	11,685	18,340	31,948

Gross profit	11,487	8,591	22,935	10,622

Operating expenses:
Sales and marketing	4,038	4,830	8,420	11,364
General and administrative	3,504	6,738	8,229	10,431
Research and development	3,137	3,657	6,107	7,340
Amortization of acquired intangibles	963	755	1,925	1,937

Total operating expenses	11,642	15,980	24,681	31,072

Loss from operations	(155)	(7,389)	(1,746)	(20,450)
Gain on sale of assets	—	1,175	—	1,175
Other income, net	145	127	300	245

Loss before income taxes	(10)	(6,087)	(1,446)	(19,030)
Income tax expense	80	—	153	—

Loss from continuing operations	(90)	(6,087)	(1,599)	(19,030)
Income from discontinued operations	—	197	—	358

Net loss	$(90)	$(5,890)	$(1,599)	$(18,672)

Loss from continuing operations per common share — basic and diluted	$(0.00)	$(0.15)	$(0.04)	$(0.48)
Income from discontinued operations per common share — basic and diluted	—	—	—	0.01

Net loss per common share — basic and diluted	$(0.00)	$(0.15)	$(0.04)	$(0.47)

Weighted average common shares outstanding — basic and diluted	40,834	39,648	40,691	39,544

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUOVADX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,

	2005	2004

	(In thousands)
	(Unaudited)
Cash flows from operating activities
Net loss	$(1,599)	$(18,672)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,019	6,074
Amortization of acquired intangibles	1,925	1,595
Amortization of deferred compensation	179	356
Asset impairments	—	7,116
Gain on sale of minority investment	—	(1,175)
Bad debt recovery	(310)	(294)
Change in assets and liabilities:
Accounts receivable	1,394	2,666
Unbilled accounts receivable	239	1,568
Other assets	(516)	(337)
Accounts payable	(1,360)	(4,307)
Accrued liabilities	180	(2,899)
Unearned and deferred revenue	(934)	(690)

Net cash provided by (used in) operating activities	3,217	(8,999)

Cash flows from investing activities
Purchase of property and equipment	(506)	(535)
Capitalized software	(299)	(915)
Purchases of short-term investments	(100)	(5,450)
Proceeds from sale of minority investment	—	3,135

Net cash used in investing activities	(905)	(3,765)

Cash flows from financing activities
Proceeds from issuance of common stock	655	1,014

Net cash provided by financing activities	655	1,014

Effect of foreign exchange rate changes on cash	(750)	109

Net increase (decrease) in cash and cash equivalents	2,217	(11,641)
Cash and cash equivalents at beginning of period	18,822	23,688

Cash and cash equivalents at end of period	$21,039	$12,047

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUOVADX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Interim Financial Statements
      The accompanying condensed consolidated financial statements of Quovadx, Inc. (“Quovadx,” the “Company,” the “Registrant,” “we” or “us”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures are adequate to make the information presented not misleading. The unaudited financial statements have been prepared on the same basis as our annual financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for a fair presentation in accordance with U.S. generally accepted accounting principles. The results for the three and six months ended June 30, 2005 are not necessarily indicative of the results expected for the full year. These financial statements should be read in conjunction with the audited financial statements and accompanying notes included in our Annual Report on Form 10-K and Amendment No. 1 to our Annual Report on Form 10-K/ A, for the year ended December 31, 2004.
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
      At June 30, 2005, the Company had three stock option plans and one employee stock purchase plan. The Company has elected to account for stock-based compensation arrangements using the intrinsic value method under the provisions of Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Under this method, stock compensation is recognized to the extent that the exercise price is less than the market price for the underlying stock on the date of grant. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”), to stock-based employee compensation.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

	(In thousands, except per share amounts)
Net loss:
As reported	$(90)	$(5,890)	$(1,599)	$(18,672)
Plus: stock based compensation under intrinsic value method	97	253	179	356
Less: stock based compensation (charge)/recovery under fair value method	(903)	1,090	(1,849)	(202)

Pro forma net loss	$(896)	$(4,547)	$(3,269)	$(18,518)

Net loss per common share:
As reported	$(0.00)	$(0.15)	$(0.04)	$(0.47)
Pro forma	$(0.02)	$(0.11)	$(0.08)	$(0.47)

QUOVADX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company experienced a stock-compensation recovery for the forfeiture of unvested options under the fair value method due to the resignation of senior level executives during the second quarter of 2004.
      In December 2004 the FASB issued SFAS No. 123 (“SFAS No. 123R”), “Share-Based Payment,” which is a revision of SFAS No. 123. This Statement supersedes APB 25 and amends SFAS No. 95 “Statement of Cash Flows.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair value. Pro forma disclosure and the intrinsic value method of accounting are no longer alternatives.
      In April 2005, the Securities and Exchange Commission adopted a new rule that allows companies to implement SFAS No. 123R in the first fiscal year beginning after June 15, 2005. We plan to adopt this standard when required, currently on January 1, 2006, using one of the valuation models and adoption methods allowed by SFAS No. 123R, based on our evaluation of which of the models and methods is best for our circumstances. The Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options based on the requirements of SFAS No. 123. The adoption of SFAS No. 123R’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future and we have not determined which option-pricing model we will use to value the stock options granted.

3.	Net Loss per Common Share
      Net loss per common share (“EPS”) is calculated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share.” Under the provisions of SFAS No. 128, basic EPS is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if stock options were exercised, resulting in the issuance of common stock that would share in the earnings of the Company. Potential dilution of the stock options exercisable into common stock is computed using the treasury stock method based on the average fair market value of the stock. As the Company has a net loss, the effect of all common stock equivalents is excluded from the computation of diluted EPS since their effect would decrease the loss per share. The diluted weighted average common shares calculation for the six months ended June 30, 2005 and 2004 excludes 1,487,639 and 1,139,293 options and restricted stock, respectively, to purchase common stock because their effect would have been anti-dilutive under the treasury stock method and excludes all options and restricted stock to purchase common stock because their effect would have been anti-dilutive to the net loss.

4.	Asset Impairments
      The Company periodically evaluates the carrying value of long-lived assets, including, but not limited to, property and equipment, software, and intangibles assets when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flows from such asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset, fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. There were no asset impairments in the first or second quarters of 2005.
      In the first quarter of 2004, the Company incurred impairment charges totaling $7.1 million. Impairment charges totaling $6.8 million were recorded as a component of cost of revenue and the remaining $0.3 million was recorded within amortization of intangibles assets. The Company wrote down $4.4 million of capitalized software in the first quarter of 2004 due to a decision to discontinue products that resulted from management’s effort to refocus the Company’s resources to products that will generate revenues in the near term and

QUOVADX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
conserve cash flows. In the fourth quarter of 2003, the Company prepaid $0.9 million to Infotech Network Group (“Infotech”) for professional services. In March 2004, the Company paid Infotech an additional $2.1 million prepayment under an outsourcing agreement. Payments totaling $1.7 million were written-off in the first quarter of 2004 because a portion of the asset was deemed not recoverable due to Infotech’s inability to provide assurances that it could deliver services in the future. The Company also wrote down $0.7 million of deferred costs related to its transaction business in the first quarter of 2004. The deferred costs were written down to their expected realizable value because the total balance of the asset was not recoverable due to the cancellation of certain contracts and lower than expected revenues on other contracts.

5.	Discontinued Operations
      On December 31, 2004, we sold the assets of our Albuquerque, New Mexico Data Center and our Managed Care Transaction Manager (“MCTM”) system. The hosting service center and MCTM system no longer fit into our new business strategy because it represented a niche area of the healthcare payer segment which was not an area of strategic growth for us. The assets were sold to Royal Health Care Data Center, LLC, a subsidiary of Royal Health Care, LLC (“Royal”) for $1.9 million in cash and a gain of $0.4 million was recognized on the sale in the fourth quarter of 2004. Revenue and cost of revenue of $1.3 million and $1.1 million, respectively, for the three months ended June 30, 2004, and revenue and cost of revenue of $2.7 million and $2.3 million, respectively, for the six month ended June 30, 2004, for the New Mexico Data Center have been reclassified to income from discontinued operations. Royal is a management services organization serving New York healthcare organizations. A director of the Company is on Royal’s board of directors.

6.	Sale of Assets
      In the second quarter of 2004, the Company sold its minority equity investment in Royal. Royal is a healthcare management services company in which Quovadx owned an equity position. The sale price of $3.1 million, paid in cash, was received on June 29, 2004. The Company recorded a $1.2 million gain on the sale of this asset.
      Also in the second quarter of 2004, we sold the technology and service contracts of Outlaw Technologies, Inc. to an employee of Quovadx for $0.2 million in cash and assumed liabilities. The Company had recorded an impairment charge on assets held for sale of $0.7 million in the first quarter of 2004, as a result, this transaction had no financial impact in second quarter 2004. These assets did not fit into management’s ongoing strategic plans.

7.	Segment Information
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
      The Company’s operations consist of three divisions, the Integration Solutions division, which offers private and public healthcare organizations software infrastructure to facilitate system interoperability, improve processes and leverage existing technology, the CareScience division, which provides care management and analytical solutions to hospitals and health systems and is a pioneer in regional healthcare information organization (RHIO) technology, and the Rogue Wave Software division, which provides reusable software components and services to professional developers for enterprise-class application development.

QUOVADX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Segment information based on the three divisions for the three and six months ended June 30, 2005 and 2004 is as follows:

			Rogue
	Integration		Wave
	Solutions	CareScience	Software
	Division	Division	Division	Corporate	Total

	(In thousands)
Three Months Ended June 30, 2005
Revenue	$9,181	$3,884	$7,434	$—	$20,499
Cost of revenue and operating expenses	8,837	3,666	4,876	3,275	20,654

Operating income (loss)	$344	$218	$2,558	$(3,275)	(155)

Other income					145
Income tax expense					(80)

Net loss					$(90)

Three Months Ended June 30, 2004
Revenue	$10,577	$3,478	$6,221	$—	$20,276
Cost of revenue and operating expenses	11,386	3,749	5,340	7,190	27,665

Operating income (loss)	$(809)	$(271)	$881	$(7,190)	(7,389)

Other income and gain of sales of assets					1,302
Income from discontinued operations					197

Net loss					$(5,890)

Six Months Ended June 30, 2005
Revenue	$18,980	$7,914	$14,381	$—	$41,275
Cost of revenue and operating expenses	18,009	7,746	9,618	7,648	43,021

Operating income (loss)	$971	$168	$4,763	$(7,648)	(1,746)

Other income					300
Income tax expense					(153)

Net loss					$(1,599)

Six Months Ended June 30, 2004
Revenue	$22,156	$6,988	$13,426	$—	$42,570
Cost of revenue and operating expenses	33,261	7,885	10,862	11,012	63,020

Operating loss	$(11,105)	$(897)	$2,564	$(11,012)	(20,450)

Other income and gain on sale of assets					1,420
Income from discontinued operations					358

Net loss					$(18,672)

QUOVADX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Other Intangible Assets
      Amortizable intangible assets recognized in the Company’s acquisitions are being amortized over their estimated lives ranging from three to eight years. The following table provides information relating to the Company’s intangible assets as of June 30, 2005:

		Accumulated
	Cost	Amortization	Total

	(In thousands)
Amortizable intangible assets:
Customer base	$22,496	$(7,149)	$15,347
Tradenames	559	(189)	370
Other	2,178	(2,108)	70

Total	$25,233	$(9,446)	$15,787

9.	Software
      The following table provides information relating to the Company’s capitalized and acquired software as of June 30, 2005:

		Accumulated
	Cost	Amortization	Total

	(In thousands)
Software:
Acquired software	$27,182	$(19,386)	$7,796
Capitalized software	8,889	(7,912)	977

Total	$36,071	$(27,298)	$8,773

      Total capitalized software costs for the six months ended June 30, 2005 and 2004 was $0.3 million and $0.9 million, respectively.

10.	Comprehensive Loss
      Total comprehensive loss for the three and six months ended June 30, 2005 and 2004 was as follows:

	Three Months		Six Months Ended
	Ended June 30,		June 30,

	2005	2004	2005	2004

	(In thousands)
Net loss	$(90)	$(5,890)	$(1,599)	$(18,672)
Other comprehensive income (loss)	(470)	(115)	(508)	84

Comprehensive loss	$(560)	$(6,005)	$(2,107)	$(18,588)

      The foreign currency translation amounts relate to our subsidiaries in Europe and Japan. The Japan operations were closed in the first quarter of 2005.

11.	Commitments and Contingencies
      In June 2005, the Company received under its D&O policy a commitment from its carrier to pay $0.9 million for legal fees and costs incurred by the Company in connection with the defense of the shareholder class actions. These funds were received in July 2005. We expect to be reimbursed additional sums from time to time as legal fees and costs are incurred. Under the policy, the carrier can recover these

QUOVADX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
funds from the Company under certain limited circumstances. No liability has been recorded for any possible refund. At this time, the Company does not believe it is probable a refund will occur.
Contingencies
      On November 14, 2001, a shareholder class action complaint was filed in the United States District Court, Southern District of New York. On April 19, 2002, plaintiffs filed an amended complaint. The amended complaint asserts that the prospectus from the Company’s February 10, 2000 initial public offering (“IPO”) failed to disclose certain alleged improper actions by various underwriters for the offering in the allocation of the IPO shares. The amended complaint alleges claims against certain underwriters, the Company and certain officers and directors under the Securities Act of 1933 and the Securities Exchange Act of 1934 (Bartula v. XCare.net, Inc., et al., Case No. 01-CV-10075). Similar complaints have been filed concerning more than 300 other IPO’s; all of these cases have been coordinated as In re Initial Public Offering Securities Litigation, 21 MC 92. In a negotiated agreement, individual defendants, including all of the individuals named in the complaint filed against the Company, were dismissed without prejudice, subject to a tolling agreement. Issuer and underwriter defendants in these cases filed motions to dismiss and, on February 19, 2003, the Court issued an opinion and order on those motions that dismissed selected claims against certain defendants, including the Rule 10b-5 fraud claims against the Company, leaving only the Section 11 strict liability claims under the Securities Act of 1933 against the Company. A committee of our Board of Directors has approved a settlement proposal made by the plaintiffs On February 15, 2005, the Court issued an order granting conditional preliminary approval of the settlement. On June 30, 2005, the Second Circuit granted cert on the lower court’s order certifying a class for settlement purposes. If the settlement is not achieved, the Company will continue to aggressively defend the claims. We do not believe that the outcome of this action will have a material adverse effect on our financial position, results of operations or liquidity; however, litigation is inherently uncertain and we can make no assurance as to the ultimate outcome or effect.
      On March 18, 2004, a purported class action complaint was filed in the United States District Court for District of Colorado, entitled Smith v. Quovadx, Inc. et al, Case No. 04-M-0509, against Quovadx, Inc., its now-former Chief Executive Officer and its now-former Chief Financial Officer. The complaint alleged violations of Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended, purportedly on behalf of all persons who purchased Quovadx common stock from October 22, 2003 through March 15, 2004. The claims are based upon allegations the Company (i) purportedly overstated its net income and earnings per share during the class period, (ii) purportedly recognized revenue from contracts between the Company and Infotech Networks Group (“Infotech”) prematurely, and (iii) purportedly lacked adequate internal controls and was therefore unable to ascertain the financial condition of the Company. Eight additional, nearly identical class action complaints were filed in the same Court based on the same facts and allegations. The actions seek damages against the defendants in an unspecified amount. On May 17 and 18, 2004, the Company filed motions to dismiss each of the complaints. Since then, all but one of the actions, entitled Heller v. Quovadx, Inc., et al., Case No. 04-M-0665 (OES) (D. Colo.), have been dismissed. Thereafter, the plaintiff in Heller filed a first amended complaint, which asserts the same claims as those asserted in the original complaint, and includes allegations regarding the Company’s accounting for certain additional transactions. On September 8, 2004, the Court approved the appointment of David Heller as lead plaintiff. On September 29, 2004, the Court denied defendants’ motions to dismiss the first amended complaint and approved the appointment of Mr. Heller’s counsel as lead plaintiff’s counsel. On October 14, 2004, the Company and the other defendants filed answers to the first amended complaint, denying allegations of wrongdoing and asserting various affirmative defenses. On January 13, 2005, the Court approved a scheduling order that, inter alia, requires fact discovery, which has commenced, to conclude eight months after the Court issues an order certifying a class. The Court issued its order certifying the class action on April 12, 2005. The deadline for completing fact discovery is December 12, 2005. On July 5, 2005, the plaintiff

QUOVADX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
filed a request to amend the scheduling order to accelerate the discovery deadline to October 31, 2005 and to set the trial date for December 5, 2005. In an order dated July 22, 2005, the Court denied the request. The class action is still in the preliminary stages, and it is not possible for us to quantify the extent of potential liability, if any.
      On March 22, 2004, a shareholder derivative action was filed in the District Court of Colorado, County of Arapahoe, entitled Marcoux v. Brown et al, against the members of the Board of Directors and certain now-former officers of Quovadx alleging breach of fiduciary duty and other violations of state law. The Company is named solely as a nominal defendant against which no recovery is sought. This complaint generally is based on the same facts and circumstances as alleged in the class action complaints discussed above, alleging that the defendants misrepresented Quovadx financial projections and that one of the defendants violated state laws relating to insider trading. The action seeks damages in an unspecified amount against the individual defendants, disgorgement of improper profits and attorney’s fees, among other forms of relief. On or about April 21, 2004, a second, nearly identical shareholder derivative complaint, seeking the same relief, was filed in the United States District Court for the District of Colorado, entitled Thornton v. Brown et al. The plaintiffs in both of the shareholder derivative actions are represented by the same local counsel. On or about May 20, 2004, a third, nearly identical shareholder derivative complaint, seeking the same relief, was filed in the District Court of Colorado, County of Arapahoe, entitled Jaroslawicz v. Brown, et al. The three shareholder derivative actions are now all pending in the Colorado state court. The Court has consolidated the three actions into a single consolidated action and set February 1, 2005 as the deadline for the filing of a consolidated amended complaint, subsequently extended to May 2, 2005. The parties requested, and the court approved, a further extension to August 1, 2005, and have submitted a request for a further extension to December 1, 2005. The shareholder derivative action is still in the preliminary stages, and it is not possible for us to quantify the extent of potential liability, if any.
      On May 17, 2004, a purported class action complaint was filed in the United States District Court for the District of Colorado, entitled Henderson v. Quovadx, Inc. et al, Case No. 04-M-1006 (OES), against Quovadx, Inc., its now-former Chief Executive Officer, its now-former Chief Financial Officer and its Board of Directors. The complaint alleged violations of Section 11 and Section 15 of the Securities Act of 1933, as amended, purportedly on behalf of all former shareholders of Rogue Wave Software, Inc. who acquired Quovadx common stock in connection with the Company’s exchange offer effective December 19, 2003. The claims are based upon the same theories and allegations as asserted in the Section 10(b) class actions described above. The Court denied plaintiff’s motion to consolidate this Section 11 action with the Section 10(b) cases and authorized the two competing lead plaintiff candidates to take discovery of each other in advance of a hearing on the appointment of lead plaintiff. On July 14, 2004, the Company and outside director defendants filed an answer to the complaint, denying allegations of wrongdoing and asserting various affirmative defenses. On September 8, 2004, the Court directed the plaintiff to publish new notice of pendency of this action inviting potential class members to submit motions for appointment as lead plaintiff. On October 4, 2004, the Company’s former CEO and CFO filed an answer to the complaint, denying allegations of wrongdoing and asserting various affirmative defenses. On June 29, 2005, the Court ordered the appointment of Special Situations Fund as lead plaintiff. On July 26, 2005, the lead plaintiff filed an amended complaint and a motion for appointment of lead counsel. The amended complaint asserts the same claims as those asserted in the original complaint, and includes an additional allegation that the Infotech revenue was falsely recognized as part of a fraud to inflate Quovadx’ stock price for the Rogue Wave acquisition. On August 1, 2005, the Court approved the appointment of Special Situations Fund’s counsel as lead plaintiff’s counsel. This class action also is in the preliminary stages, and it is not possible for us to quantify the extent of potential liability, if any.
      On April 12, 2004, the Company announced that the Securities and Exchange Commission (“SEC”) had notified the Company that it’s previously announced informal inquiry has become a formal investigation pursuant to an “Order Directing Private Investigation and Designating Officers to Take Testimony.” The SEC

QUOVADX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
is investigating transactions entered into during the third quarter of 2002 and transactions entered into during 2003 including two distributor contracts totaling approximately $1 million and transactions between Quovadx and Infotech. The investigation is continuing, and the Company continues to provide documents and information to the SEC.
      The Company is engaged from time to time in routine litigation that arises in the ordinary course of our business.

12.	Related Party Transactions
      The individual, who until February 10, 2005, was the Corporate Secretary of the Company is a partner of a law firm which performs legal services for the Company. The accompanying financial statements include expenses related to this law firm of $0.1 million and $1.4 million for the three months ended June 30, 2005 and 2004, respectively, and $0.6 million and $1.6 million for the six months ended June 30, 2005 and 2004, respectively. At June 30, 2005 the outstanding payable balance to the law firm totaled $0.5 million.
      The Company acquired its WebAccel product from CMI Corporate Marketing, d/b/a Compuflex International (“Compuflex”) in August, 2003. An executive officer of the Company is the sole stockholder of Compuflex. Compuflex has received, and will continue to receive, royalty fees of $0.5 million over two years from the Company in accordance with the terms of the purchase agreement. Through June 30, 2005, the Company had paid Compuflex $0.4 million in royalty payments and the remaining payments totaling $0.1 million will be paid in 2005. At June 30, 2004, the Company had paid $0.2 million and the outstanding balance was $0.3 million.

13.	New Accounting Standards
      In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 (“SFAS No. 154”), “Accounting Changes and Error Corrections — A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle and requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change of estimate effected by a change in accounting principle. SFAS No. 154 also carries forward without change the guidance in APB Opinion No. 20 with respect to accounting for changes in accounting estimates, changes in the reporting unit and correction of an error in previously issued financial statements. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company is required to adopt the provision of SFAS 154, as applicable, beginning in 2006.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion should be read in conjunction with the condensed financial statements and the related notes that appear elsewhere in this document.
FORWARD-LOOKING STATEMENTS
      All statements, trend analysis and other information contained in this Quarterly Report on Form 10-Q of Quovadx, Inc. (“Quovadx,” the “Company,” the “Registrant,” “we” or “us”) and the information incorporated by reference which are not historical in nature are forward-looking statements within the meaning of the Private-Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, discussion relative to markets for our products and trends in revenue, gross margins and anticipated expense levels, as well as other statements including words such as “anticipate,” “believe,” “plan,” “estimate,” “expect” and “intend” and other similar expressions. All statements regarding the Company’s expected financial position and operating results, business strategy, financing plans, and forecast trends relating to our industry are forward-looking statements. These forward-looking statements are subject to business and economic risks and uncertainties, and our actual results of operations may differ materially from those contained in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in “Risk Factors” below.
Overview
      Quovadx offers software and services for application and system development, extension, integration and analysis to enterprise customers worldwide. Quovadx is comprised of three divisions, including the Integration Solutions division (“ISD”), which offers private and public healthcare organizations software infrastructure to facilitate system interoperability, improve processes and leverage existing technology, the CareScience division (“CareScience”), which provides care management and analytical solutions to hospitals and health systems and is a pioneer in regional healthcare information organization (RHIO) technology, and the Rogue Wave Software division (“Rogue Wave”), which provides reusable software components and services to professional developers for enterprise-class application development. Quovadx, through its respective divisions, serves companies in the healthcare, financial services, telecommunication and public sectors and has over 450 employees.
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
      Professional services revenue represents software development, implementation, consulting services and education/training. When derived from a fixed price contract and collection of fees is probable, the Company recognizes professional services revenue using the percentage-of-completion method of accounting. When derived from a time-and-materials contract, and the collection of fees is probable, the Company recognizes professional services revenue as the services are provided.
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
      Other recurring services revenue includes outsourcing services, subscription services, transaction processing and other services. When the fees are fixed and determinable, and collection of the fees is probable, revenue is recognized over the service period. When the fees are charged on a per-transaction basis and collection of the fees is probable, revenue is recognized as the transactions are processed.
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

Purchase Accounting
      In connection with acquisitions, we assessed the fair value of assets acquired and liabilities assumed. Items such as accounts receivable, property and equipment, other intangible assets, certain accrued liabilities, and other reserves require a high degree of judgment from management. We may use third parties to assist us with such valuations. In connection with our acquisitions, we are required to recognize other intangible assets separate and apart from goodwill if such assets arise from contractual or other legal rights or if such assets are separable from the acquired businesses. Other intangible assets include, developed technology, customer-related assets such as order backlog, and trade name. The Company recorded $46.7 million of goodwill resulting from its Rogue Wave and CareScience acquisitions. At June 30, 2005, we had intangible assets of $15.8 million, net of amortization.

Software Development Costs
      Software development costs are required to be expensed until the point that technological feasibility of the product is established. Once technological feasibility is established, such costs are capitalized until the product has reached general availability. The establishment of technological feasibility and continuing evaluation of the recoverability of the capitalized software development costs requires management’s judgment with respect to the impact of external factors such as future revenue, estimated economic life and changes in software and hardware technologies. Capitalized software development costs are amortized on a straight-line basis over an estimated life, which is generally three years. The Company capitalizes internal and external labor costs incurred in developing the software once technological feasibility is attained. At June 30, 2005, the Company had $8.8 million of capitalized software development costs, net of amortization. The Company capitalized software development costs of $0.3 million and $0.9 million, respectively for the six months ended June 30, 2005 and 2004.

Asset Impairments
      Financial Accounting Standard No. 142 “Goodwill and Other Intangible Assets,” (“SFAS No. 142”) requires that goodwill at each reporting unit be tested annually for impairment and more frequently if events or changes in circumstances indicate assets might be impaired. The Company has identified the fourth quarter as the period for its annual impairment test. The Company performed its annual evaluation during the fourth quarter of 2004, and no impairment was indicated. However, changes in future market conditions, forecasts or assumptions used in the evaluation could result in impairments in future periods.
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

New Accounting Standards
      In December 2004 the FASB issued SFAS No. 123 “Share-Based Payment,” (“SFAS No. 123R”), which is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation.” This Statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95 “Statement of Cash Flows.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair value. Pro forma disclosure and the intrinsic value method of accounting are no longer alternatives.
      In April 2005, the Securities and Exchange Commission adopted a new rule that allows companies to implement SFAS No. 123R in the first fiscal year beginning June 15, 2005. We plan to adopt this standard when required, currently January 1, 2006, using one of the valuation models and adoption methods allowed by SFAS No. 123R, based on our evaluation of which of the models and methods is best for our circumstances. The Company currently accounts for share-based payments to employees using Accounting Principles Board

Opinion No. 25 (“APB 25”), intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options based on the requirements of SFAS No. 123. The adoption of SFAS No. 123R’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future and we have not determined which option-pricing model we will use to value the stock options granted.
      In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 (“SFAS No. 154”), “Accounting Changes and Error Corrections — A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle and requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change of estimate effected by a change in accounting principle. SFAS No. 154 also carries forward without change the guidance in APB Opinion No. 20 with respect to accounting for changes in accounting estimates, changes in the reporting unit and correction of an error in previously issued financial statements. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company is required to adopt the provision of SFAS 154, as applicable, beginning in 2006.

Results of Operations
      The following table sets forth the statements of operations as a percent of total revenue:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2005	2004	2005	2004

Revenue:
Software license	34%	27%	34%	30%
Professional services	17	21	17	21
Recurring services	49	52	49	49

Total revenue	100	100	100	100
Cost of revenue:
Software license	11	14	11	16
Professional services	13	20	12	20
Recurring services	20	24	21	23
Asset impairment	—	—	—	16

Total cost of revenue	44	58	44	75

Gross profit	56	42	56	25

Operating expenses:
Sales and marketing	20	24	20	27
General and administrative	17	33	20	24
Research and development	15	18	15	17
Amortization of acquired intangible assets	5	4	5	5

Total operating expenses	57	79	60	73

Loss from operations	(1)	(37)	(4)	(48)
Gain on sale of assets	—	6	—	2
Other income and expense, net	1	1	1	1

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2005	2004	2005	2004

Loss before taxes	(0)	(30)	(3)	(45)
Income taxes	—	—	1	—

Net loss from continuing operations	(0)	(30)	(4)	(45)
Income from discontinued operations	—	1	—	1

Net loss	(0)%	(29)%	(4)%	(44)%

Comparison of the Company’s Results for the Three Months Ended June 30, 2005 and 2004.
      Total revenue. Total revenue increased $0.2 million, or 1%, to $20.5 million for the three months ended June 30, 2005 from $20.3 million for the three months ended June 30, 2004. Software license revenue was $7.1 million for the three months ended June 30, 2005, an increase of $1.6 million or 29% from the three months ended June 30, 2004. The increase in software license revenue was due to increased sales in ISD and Rogue Wave. Professional services revenue decreased $0.9 million, or 20%, to $3.4 million for the first quarter of 2005, due to lower revenue per project in ISD. In addition, in the second quarter of 2005 we closed a multi-year, fixed-bid contract. Recurring services revenue decreased 5% to $10.0 million for the three months ended June 30, 2005 from $10.5 million in the comparable 2004 period. The decrease was due to lower outsourcing revenue from a major customer and processing fewer transactions from the Cash Accelerator business in ISD.
      Cost of revenue. Cost of revenue decreased $2.7 million, or 23%, to $9.0 million for the three months ended June 30, 2005 from $11.7 million for the three months ended June 30, 2004. Cost of revenue for the license segment decreased 23% or $0.7 million to $2.2 million for the three months ended June 30, 2005 from $2.9 million for the three months ended June 30, 2004. Software amortization, a component of cost of license revenue decreased $0.5 million, or 25%, to $1.5 million for the three months ended June 30, 2005 from $2.0 million for the period ended June 30, 2004. The decrease in software amortization was the result of the finalization of the valuation of Rogue Wave software and fewer software assets being amortized in 2005 due to the write-off of software development costs in 2004, in ISD. Professional services costs decreased 34% to $2.7 million for the three months ended June 30, 2005, from $4.1 million in the comparable period of 2004, due to a decrease in salary and related expenses of $1.7 million, as a result of lower headcount in the three divisions. Recurring services costs decreased 13% to $4.1 million for the first quarter of 2005 from $4.7 million in the comparable period of 2004, as a result of lower contractor expenses from an ISD outsourcing contract.
      Sales and marketing. Sales and marketing expenses decreased $0.8 million, or 16%, to $4.0 million for the three months ended June 30, 2005, from $4.8 million for the three months ended June 30, 2004. The decrease is primarily related to a decrease in ISD headcount and a reduction in corporate marketing expenses.
      General and administrative. General and administrative expenses decreased $3.2 million, or 48%, to $3.5 million for the three months ended June 30, 2005, from $6.7 million for the three months ended June 30, 2004. The decrease in general and administrative expenses was primarily due to a decrease in legal and accounting fees of $2.1 million relating to the restatement and shareholder lawsuits in 2004 and an agreement reached with the D&O insurance provider in June 2005, to reimburse the Company $0.9 million for legal fees paid by the Company that are recoverable under the policy. This amount was received in July 2005.
      Research and development. Research and development expense was $3.1 million for the three months ended June 30, 2005, a decrease of $0.5 million or 14% from $3.7 million for the three months ended June 30, 2004. The decrease was due to lower salaries and related expenses as a result of fewer ISD research and development employees.
      Amortization of acquired intangibles. The amortization of acquired intangibles results from assets purchased through our business acquisitions. Intangible assets amortization for the three months ended June 30, 2005 increased $0.2 million from the three months ended June 30, 2004. The increase is due to an increase in Rogue Wave intangible asset amortization based on an increase in intangible assets balance from the final acquisition valuation, which was concluded in the fourth quarter of 2004.

      Gain on sale of assets. In the second quarter of 2004, the Company sold its minority equity investment in Royal Health Care, LLC (“Royal”). Royal is a healthcare management services company in which Quovadx owned an equity position. The sale price of $3.1 million, paid in cash, was received on June 29, 2004. The Company recorded a $1.2 million gain on the sale of this asset. Also in the second quarter of 2004, we sold the technology and service contracts of Outlaw Technologies, Inc. to an employee of Quovadx for $0.2 million in cash and assumed liabilities. The Company had recorded an impairment charge on assets held for sale of $0.7 million in the first quarter of 2004, as a result, this transaction had no financial impact in second quarter 2004. These assets did not fit management’s ongoing strategic plans.
      Other income and expense, net. Other income and expense includes interest income on cash and cash equivalents. Interest income increased slightly for the three months ended June 30, 2005 over the same period in 2004 due to earnings on higher average cash balances.
      Income tax. The provision for income taxes of $80,000 was recorded for the three months ended June 30, 2005. The income tax expense is a result of net income in one of our foreign operations. A provision for U.S. federal and state income taxes was not recorded for the three months ended June 30, 2004, as we incurred a net operating loss. We believe that, based on the history of losses and other factors, the weight of available evidence indicates that it is more likely than not that we will not be able to realize our deferred tax assets, and thus a full valuation allowance has been recorded against such assets as of June 30, 2005 and December 31, 2004.
      Income from discontinued operations. On December 31, 2004 we sold the assets of our Albuquerque, New Mexico Data Center and its Managed Care Transaction Manager business (“MCTM”). The New Mexico operations had revenue of $1.3 million, cost of sales of $1.1 million and net income of $0.2 million for the three months ended June 30, 2004.

Comparison of the Company’s Results for the Six Months Ended June 30, 2005 and 2004.
      Total revenue. Total revenue decreased $1.3 million, or 3%, to $41.3 million for the six months ended June 30, 2005 from $42.6 million for the six months ended June 30, 2004. Software license revenue was $14.1 million for the six months ended June 30, 2005, an increase of $1.2 million or 9% from the six months ended June 30, 2004. The increase in software license revenue was due to additional sales of Rogue Wave and ISD products. Professional services revenue decreased $1.8 million, or 20%, to $7.1 million for the first six months of 2005, due to lower revenue per project in ISD. In addition, in the second quarter of 2005, we closed a multi-year, fixed-bid contract. Recurring services revenue decreased 3% to $20.1 million for the six months ended June 30, 2005 from $20.8 million in the comparable 2004 period. The decrease was due to lower outsourcing revenue from a major customer and processing fewer transactions from the Cash Accelerator business in ISD.
      Cost of revenue. Cost of revenue decreased $13.6 million, or 43%, to $18.3 million for the six months ended June 30, 2005 from $31.9 million for the six months ended June 30, 2004. Cost of revenue for the license segment decreased 37% or $2.6 million to $4.4 million for the six months ended June 30, 2005 from $7.0 million for the six months ended June 30, 2004. Software amortization, a component of cost of license revenue decreased $1.4 million, or 33%, to $2.9 million for the six months ended June 30, 2005 from $4.3 million for the period ended June 30, 2004. The decrease in software amortization was the result of the finalization of the valuation of Rogue Wave software and fewer software assets being amortized in 2005 due to the write-off of software development costs in 2004, primarily in ISD. Professional services costs decreased 39% to $5.1 million for the six months ended June 30, 2005, from $8.4 million in the comparable period of 2004, due to a decrease in salary and related expenses of $3.4 million, as a result of lower headcount in the three divisions. Recurring services costs decreased 10% to $8.8 million for the first quarter of 2005 from $9.8 million in the comparable period of 2004, as a result of lower contractor expenses from an ISD outsourcing contract.
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
      Sales and marketing. Sales and marketing expenses decreased $2.9 million, or 26%, to $8.4 million for the six months ended June 30, 2005, from $11.4 million for the six months ended June 30, 2004. The decrease is primarily related to a decrease in ISD headcount in second quarter of 2004 and a reduction in corporate marketing expenses.
      General and administrative. General and administrative expenses decreased $2.2 million, or 21%, to $8.2 million for the six months ended June 30, 2005, from $10.4 million from the year earlier period. The decrease in general and administrative expenses was primarily due to a decrease in legal fees of $1.3 million relating to shareholder lawsuits in 2004 and an agreement reached with the D&O insurance provider in June 2005, to reimburse the Company $0.9 million for legal fees paid by the Company that are recoverable under the policy. This amount was received in July 2005.
      Research and development. Research and development expense was $6.1 million for the six months ended June 30, 2005, a decrease of $1.2 million or 17% from $7.3 million for the six months ended June 30, 2004. The decrease was due to lower salaries and related expenses as a result of fewer ISD research and development employees.
      Amortization of acquired intangibles. The amortization of acquired intangibles results from assets purchased through our business acquisitions. Intangible assets amortization remained constant at $1.9 million for the six months ended June 30, 2005 and 2004. Amortization decreased due to impairment of ISD acquired intangible assets in the first quarter of 2004, and increased approximately the same amount due to an increase in Rogue Wave intangible asset amortization based on an increase in intangible assets balance from the final acquisition valuation, which was concluded in the fourth quarter of 2004.
      Gain on sale of assets. In the second quarter of 2004, the Company sold its minority equity investment in Royal Health Care, LLC (“Royal”). Royal is a healthcare management services company in which Quovadx owned an equity position. The sale price of $3.1 million, paid in cash, was received on June 29, 2004. The Company recorded a $1.2 million gain on the sale of this asset. Also in the second quarter of 2004, we sold the technology and service contracts of Outlaw Technologies, Inc. to an employee of Quovadx for $0.2 million in cash and assumed liabilities. The Company had recorded an impairment charge on assets held for sale of $0.7 million in the first quarter of 2004, as a result, this transaction had no financial impact in second quarter 2004. Management deemed these assets did not fit into ongoing strategic plans.
      Other income and expense, net. Other income and expense includes interest income on cash and cash equivalents. Interest income increased slightly for the six months ended June 30, 2005 over the same period in 2004 due to earnings on higher average cash balances.
      Income tax. The provision for income taxes of $153,000 was recorded for the six months ended June 30, 2005. The income tax expense is a result of net income in one of our foreign operations. A provision for U.S. federal and state income taxes was not recorded for the six months ended June 30, 2004, as we incurred a net operating loss. We believe that, based on the history of losses and other factors, the weight of available evidence indicates that it is more likely than not that we will not be able to realize our deferred tax assets, and thus a full valuation allowance has been recorded against such assets as of June 30, 2005 and December 31, 2004.

      Income from discontinued operations. On December 31, 2004 we sold the assets of our Albuquerque, New Mexico Data Center and its Managed Care Transaction Manager business (“MCTM”). The New Mexico operations had revenue of $2.7 million, cost of sales of $2.3 million and net income of $0.4 million for the six months ended June 30, 2004.
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
      Net cash provided by operating activities was $3.2 million for the six months ended June 30, 2005 compared to net cash used in operating activities of $9.0 million for the six months ended June 30, 2004. The increase in net cash provided by operating activities in 2005 compared to 2004 is mainly due to a decrease in the net loss. The increase was also related to $2.1 million prepaid to Infotech Network Group (“Infotech”) in March 2004 for professional services. Also in March 2004, $1.7 million was written off as a portion of the asset was deemed not recoverable due to the deterioration of the Company’s relationship with Infotech and Infotech’s inability to provide assurances that it could deliver those services in the future.
      Net cash used in investing activities was $0.9 million for the six months ended June 30, 2005, compared to $3.8 million for the six months ended June 30, 2004. The decrease in cash used in investing activities is due to a decrease in capitalized software costs and decreased purchases of short-term securities in 2005. Net cash used in investing activities for the six months ended June 30, 2005 is primarily due to purchases of equipment. Cash used in investing activities in 2004 resulted from the purchases of equipment, capitalized software costs and short term investments, partially offset by the proceeds from the sale of minority investment in Royal. The sale price of $3.1 million, paid in cash, was received on June 29, 2004.
      Net cash provided by financing activities was $0.7 million for the six months ended June 30, 2005 and $1.0 million for the six months ended June 30, 2004. Cash provided in 2005 and 2004 came from the exercise of stock options and stock purchases under the employee stock purchase plan.
      Commitments. On June 30, 2005, the Company had $4.0 million in open purchase commitments for services, contractors, and capital purchases, many covering several months of anticipated activity in 2005.
      In June 2005 the Company received under its D&O policy a commitment from its carrier to pay $0.9 million for legal fees and costs incurred by the Company in connection with the defense of the shareholder class actions. These funds were received in July 2005. We expect to be reimbursed additional sums from time to time as legal fees and costs are incurred. Under the policy, the carrier can recover these funds from the Company under certain limited circumstances. No liability has been recorded for any possible refund. At this time, the Company does not believe it is probable a refund will occur.
      The Company acquired its WebAccel product from CMI Corporate Marketing, d/b/a Compuflex International (“Compuflex”) in August, 2003. An executive officer of the Company is the sole stockholder of Compuflex. Compuflex has received, and will continue to receive, royalty fees of $0.5 million over two years from the Company in accordance with the terms of the purchase agreement. Through June 30, 2005, the Company had paid Compuflex $0.4 million in royalty payments, and the remaining payments, totaling $0.1 million, will be paid in 2005.
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
      We incurred losses for the years ended December 31, 2004, 2003, and 2002. As of June 30, 2005, we had an accumulated deficit of $183 million. We expect to continue to incur significant sales and marketing, research and development and general and administrative expenses that may exceed our revenue. As a result, we may experience losses and negative cash flows in the future. Failure to achieve and maintain profitability, or have continued losses, may cause our stock price to decline and impair our business and financial prospects.

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
      We currently have director and officer liability insurance that is paying a portion of the legal fees and costs incurred in defending against claims, settlement amounts, or, damages awarded. However, if the plaintiffs are successful, we may not have sufficient insurance to cover the judgment or our insurers may deny coverage.
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

A significant contract is terminating and we have a risk in sustaining recurring revenue.
      A major customer contract representing approximately 32% and 31% of total recurring revenue, or 16% and 15% of total revenue, for the three and six months ended June 30, 2005, respectively, is an outsourcing arrangement. This contract is renewable annually and is near the end of its nominal five-year term. We are in negotiations for the renewal but cannot provide any assurance that the contract will be renewed or renewed on acceptable terms. Non renewal of this contract would significantly impact our recurring revenue.

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
      Our operating results have fluctuated significantly in the past and are likely to fluctuate in the future. Moreover, our operating results in some quarters may not meet the expectations of stock market analysts and investors. In that event, our stock price would likely decline. Further declines in our stock price may impair our business prospects and our financial condition. As a result of our limited history of profitable operations, our business strategy, and the evolving nature of the markets in which we compete, we may have difficulty accurately forecasting our revenue in any given period. In addition to the factors discussed elsewhere in this section, a number of factors may cause our revenue to fall short of our expectations or cause fluctuations in our operating results, including:

•	delay in our introduction of new applications, services and products offerings and enhancements of our existing solutions;

•	the capital and expense budgeting decisions of our existing and prospective customers;

•	the amount and timing of operating costs and capital expenditures relating to the implementation of our business strategy;

•	increased product development and engineering expenditures required to keep pace with technological changes;

•	overall economic conditions of the U.S. and the rest of the world;

•	overall economic conditions in the software and information systems, healthcare, telecommunications, financial services and public sector;

•	the loss of one or more major customers or resellers;

•	the size, type and timing of individual license transactions;

•	the adoption of new technologies;

•	our success in expanding our direct sales force and indirect distribution channels;

•	our ability to position our products and solutions in the market to drive priority and action within our prospects;

•	obsolescence of our products or the programming languages that our products are designed to enhance; and

•	levels of international sales.
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

From time to time we are engaged in several large software development projects; failure to complete any one of these projects could have adverse consequences on our services revenues and business prospects.
      From time to time we are engaged in several large, multi-year, custom software development projects. These projects require that we staff them with experienced personnel. Personnel turnover could affect our ability to staff and manage these projects. Additionally, this type of development project requires close collaboration with the client, particularly in managing the change-order process, and presents factors that are often outside of our control. The length and nature of these projects expose us to the risks of not completing the project on time or at all, of not meeting client expectations, or of not staying within budget, any of which could result in our not being paid for work already performed or could lead to complex and expensive litigation, any of which could materially, adversely affect our financial and business prospects.

The competitive advantage we derive from controlling the development of our SourcePro® product line may be reduced as a result of converting some of it to open source software.
      We have announced our intention to release the Standard C++ library, which is a component of our SourcePro product line, to the open source development community as open source software. Although open source licensing models vary, generally open source software licenses permit the liberal copying, modification and distribution of a software program allowing a diverse programming community to contribute to the software. Following this release, there could be an impact on revenue related to our Standard C++ library and/or the SourcePro product line of which it is a part and we may no longer be able to exercise control over some aspects of the future development of the Standard C++ library. As a result, following the release of the Standard C++ library to the open source community, the feature set and functionality of the Standard C++ library may diverge from those that best serve our strategic objectives, move in directions in which we do not have competitive expertise or fork into multiple, potentially incompatible variations. We currently derive a significant competitive advantage from our development and licensing of the SourcePro product line and any of these events could reduce our competitive advantage or impact market demand for our products, software and services.

Our operations involve potential risks related to the regulation, use and misuse of information.
      Many aspects of our business relate to the use, sharing and processing of information. As a result, we are subject to many regulations, including HIPAA and other privacy regulations, that are designed to protect the privacy of the public and to prevent the misuse of personal information in the marketplace. Our operations involve collecting data, processing data and redistributing data, which includes data that we receive from other parties. As a result, we may become involved in any matter relating to the misuse of such data and we may incur liability for any such misuse of that information by other parties simply as a result of our involvement in the process. We are subject to risks that we may not be able to comply with changes in the regulatory environment in an efficient, cost-effective manner. Security breaches in our facilities, computer networks, and databases, or third-party facilities used for data processing and managed services, may cause harm to our business and reputation and result in a loss of customers. Many security measures have been instituted to protect the systems and to assure the marketplace that these systems are secure. If users gain improper access to our databases, they may be able to steal, publish, delete or modify confidential third-party information that is stored or transmitted on our databases. In addition, misuse by our customers of our information services could harm our business and reputation, result in loss of customers and expose us to liability.

If security of our customer and patient information is compromised, we could be liable for damages and our reputation could decline.
      We retain confidential customer and patient information in our processing centers. Therefore, it is critical that our facilities and infrastructure, or third-party facilities used for data processing and managed services, remain secure and that these facilities and infrastructure are perceived by the marketplace to be secure. Additionally, the security requirements under the Health Insurance and Accountability Act of 1996 (“HIPAA”), impose security requirements. Despite the implementation of security measures, our infrastructure may be vulnerable to physical break-ins, computer viruses, programming errors, attacks by third parties or similar disruptive problems. If we fail to meet our clients’ or regulatory expectations, we could be liable for damages and our reputation could suffer. Our insurance may not protect us from this risk.

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
      Among other things, our core products contain strong encryption technology that is subject to export control regulation. These regulations prohibit us from selling in certain countries and to certain persons. Our inadvertent failure to properly restrict our sales could subject us and our management to fines and other sanctions and impair our financial condition and our reputation. Additionally, in the international marketplace we face increased uncertainty of enforcement of contractual provisions and enforcement of judgments in our dealings with non-U.S. persons. Our inability to properly defend or enforce our contract rights could materially impair our business prospects and financial condition. Additionally, in the international marketplace, our sales and marketing activities subject us to stringent privacy regulation that varies from jurisdiction to jurisdiction making compliance difficult. Our inability to comply with these regulations could subject us to sanctions that could impair our ability to effectively market our products and sell in the international marketplace.

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
      Goodwill at June 30, 2005 totaled $46.7 million which is 39% of total assets. The goodwill balance resulted from our 2003 acquisitions. Because we have adopted Financial Accounting Standard (SFAS) No. 142, “Goodwill and Other Intangible Assets,” we are required to test goodwill annually for impairment and more frequently if events or changes in circumstances indicate assets might be impaired. Risks described elsewhere in this section could impair the market value of our common stock or our ability to generate cash flow in the future, which could result in the impairment of this asset.

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
Evaluation of Disclosure Controls and Procedures
      The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act of 1934, as of June 30, 2005. This included an evaluation of disclosure controls and procedures applicable to the period covered by and existing through the filing of this periodic report. Based on that review, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are not effective to provide reasonable assurance that information the Company is required to disclose in its reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported accurately. As noted below, we have identified material weaknesses in our internal controls that existed during periods prior to and as of June 30, 2005.
Internal Controls over Financial Reporting
      In our Amendment No. 1 to our Annual Report on Form 10-K/ A, we disclosed material weaknesses in internal controls as of December 31, 2004. The deficiencies were reported to the audit committee as constituting, individually or in the aggregate, “material weaknesses,” meaning that in those areas our internal controls either individually or in the aggregate result in more than a remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected. These material weaknesses included:

•	the analysis and recording of revenue in multiple element transactions;

•	calculation and recording of accrued liabilities;

•	analysis of capitalized software and impairment; and

•	capitalization and amortization of software.
      No additional material weaknesses were identified at June 30, 2005. We believe the changes in internal controls discussed below have remedied three of these weaknesses; analysis of capitalized software and impairment, capitalization and amortization of software and calculation and recording of accrued liabilities. However, we cannot conclude that these weaknesses have been fully eliminated until we perform our 2005 internal controls testing.
      As of June 30, 2005, we have implemented the following changes to address the internal control weaknesses identified at year end:
      Enhancements were made to the analysis of capitalized software and impairment:

•	We implemented processes to improve communication between product management and accounting to determine on a timely basis when products are discontinued or released.

•	We performed an evaluation of existing software to discover any impairments and the current status of all software assets. We plan to continue with quarterly evaluations of software impairment.

      Enhancements were made to the control of capitalization and amortization of software:

•	We implemented processes to improve communication between each division’s research and development function and accounting.

•	We implemented procedures for monthly evaluation of software project status and carrying value, with review and written approval by the development group.

•	We reviewed asset lives and amortization expense accounts for all software projects, and plan to continue the review quarterly.
      Enhancements were made to the calculation and recording of accrued liabilities:

•	We expanded the controls and procedures over the elements used in monthly estimates for accruals.

•	We implemented additional review and approval procedures over accruals.

•	We implemented procedures to use independent third party data as the basis for certain accruals.
      Except for the improvements described above, there have been no other changes in our internal control over financial reporting during the six months ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
      We plan to take additional steps to strengthen our internal controls including improved communication, additional processes and additional training for software revenue recognition. We also plan additional financial reporting review levels and accounting staffing enhancements. We have created a plan to implement these additional internal controls over financial reporting during the third quarter of 2005.
PART II OTHER INFORMATION

Item 1.	Legal Proceedings
Contingencies
      On November 14, 2001, a shareholder class action complaint was filed in the United States District Court, Southern District of New York. On April 19, 2002, plaintiffs filed an amended complaint. The amended complaint asserts that the prospectus from the Company’s February 10, 2000 initial public offering (“IPO”) failed to disclose certain alleged improper actions by various underwriters for the offering in the allocation of the IPO shares. The amended complaint alleges claims against certain underwriters, the Company and certain officers and directors under the Securities Act of 1933 and the Securities Exchange Act of 1934 (Bartula v. XCare.net, Inc., et al., Case No. 01-CV-10075). Similar complaints have been filed concerning more than 300 other IPO’s; all of these cases have been coordinated as In re Initial Public Offering Securities Litigation, 21 MC 92. In a negotiated agreement, individual defendants, including all of the individuals named in the complaint filed against the Company, were dismissed without prejudice, subject to a tolling agreement. Issuer and underwriter defendants in these cases filed motions to dismiss and, on February 19, 2003, the Court issued an opinion and order on those motions that dismissed selected claims against certain defendants, including the Rule 10b-5 fraud claims against the Company, leaving only the Section 11 strict liability claims under the Securities Act of 1933 against the Company. A committee of our Board of Directors has approved a settlement proposal made by the plaintiffs On February 15, 2005, the Court issued an order granting conditional preliminary approval of the settlement. On June 30, 2005, the Second Circuit granted cert on the lower court’s order certifying a class for settlement purposes. If the settlement is not achieved, the Company will continue to aggressively defend the claims. We do not believe that the outcome of this action will have a material adverse effect on our financial position, results of operations or liquidity; however, litigation is inherently uncertain and we can make no assurance as to the ultimate outcome or effect.
      On March 18, 2004, a purported class action complaint was filed in the United States District Court for District of Colorado, entitled Smith v. Quovadx, Inc. et al, Case No. 04-M-0509, against Quovadx, Inc., its now-former Chief Executive Officer and its now-former Chief Financial Officer. The complaint alleged violations of Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended, purportedly on behalf of all persons who purchased Quovadx common stock from October 22, 2003 through March 15, 2004. The claims are based upon allegations the Company (i) purportedly overstated its net income and earnings per share during the class period, (ii) purportedly recognized revenue from contracts between the Company and Infotech Networks Group (“Infotech”) prematurely, and (iii) purportedly lacked adequate internal controls and was therefore unable to ascertain the financial condition of the Company. Eight additional, nearly identical class action complaints were filed in the same Court based on the same facts and allegations. The actions seek damages against the defendants in an unspecified amount. On May 17 and 18, 2004, the Company filed motions to dismiss each of the complaints. Since then, all but one of the actions, entitled Heller v. Quovadx, Inc., et al., Case No. 04-M-0665 (OES) (D. Colo.), have been dismissed. Thereafter, the plaintiff in Heller filed a first amended complaint, which asserts the same claims as those asserted in the original complaint, and includes allegations regarding the Company’s accounting for certain additional transactions. On September 8, 2004, the Court approved the appointment of David Heller as lead plaintiff. On September 29, 2004, the Court denied defendants’ motions to dismiss the first amended complaint and approved the appointment of Mr. Heller’s counsel as lead plaintiff’s counsel. On October 14, 2004, the Company and the other defendants filed answers to the first amended complaint, denying allegations of wrongdoing and asserting various affirmative defenses. On January 13, 2005, the Court approved a scheduling order that, inter alia, requires fact discovery, which has commenced, to conclude eight months after the Court issues an order certifying a class. The Court issued its order certifying the class action on April 12, 2005. The deadline for completing fact discovery is December 12, 2005. On July 5, 2005, the plaintiff filed a request to amend the scheduling order to accelerate the discovery deadline to October 31, 2005 and to set the trial date for December 5, 2005. In an order dated July 22, 2005, the Court denied the request. The class action is still in the preliminary stages, and it is not possible for us to quantify the extent of potential liability, if any.
      On March 22, 2004, a shareholder derivative action was filed in the District Court of Colorado, County of Arapahoe, entitled Marcoux v. Brown et al, against the members of the Board of Directors and certain now-former officers of Quovadx alleging breach of fiduciary duty and other violations of state law. The Company is named solely as a nominal defendant against which no recovery is sought. This complaint generally is based on the same facts and circumstances as alleged in the class action complaints discussed above, alleging that the defendants misrepresented Quovadx financial projections and that one of the defendants violated state laws relating to insider trading. The action seeks damages in an unspecified amount against the individual defendants, disgorgement of improper profits and attorney’s fees, among other forms of relief. On or about April 21, 2004, a second, nearly identical shareholder derivative complaint, seeking the same relief, was filed in the United States District Court for the District of Colorado, entitled Thornton v. Brown et al. The plaintiffs in both of the shareholder derivative actions are represented by the same local counsel. On or about May 20, 2004, a third, nearly identical shareholder derivative complaint, seeking the same relief, was filed in the District Court of Colorado, County of Arapahoe, entitled Jaroslawicz v. Brown, et al. The three shareholder derivative actions are now all pending in the Colorado state court. The Court has consolidated the three actions into a single consolidated action and set February 1, 2005 as the deadline for the filing of a consolidated amended complaint, subsequently extended to May 2, 2005. The parties requested, and the court approved, a further extension to August 1, 2005, and have submitted a request for a further extension to December 1, 2005. The shareholder derivative action is still in the preliminary stages, and it is not possible for us to quantify the extent of potential liability, if any.
      On May 17, 2004, a purported class action complaint was filed in the United States District Court for the District of Colorado, entitled Henderson v. Quovadx, Inc. et al, Case No. 04-M-1006 (OES), against Quovadx, Inc., its now-former Chief Executive Officer, its now-former Chief Financial Officer and its Board of Directors. The complaint alleged violations of Section 11 and Section 15 of the Securities Act of 1933, as amended, purportedly on behalf of all former shareholders of Rogue Wave Software, Inc. who acquired Quovadx common stock in connection with the Company’s exchange offer effective December 19, 2003. The claims are based upon the same theories and allegations as asserted in the Section 10(b) class actions described above. The Court denied plaintiff’s motion to consolidate this Section 11 action with the

Section 10(b) cases and authorized the two competing lead plaintiff candidates to take discovery of each other in advance of a hearing on the appointment of lead plaintiff. On July 14, 2004, the Company and outside director defendants filed an answer to the complaint, denying allegations of wrongdoing and asserting various affirmative defenses. On September 8, 2004, the Court directed the plaintiff to publish new notice of pendency of this action inviting potential class members to submit motions for appointment as lead plaintiff. On October 4, 2004, the Company’s former CEO and CFO filed an answer to the complaint, denying allegations of wrongdoing and asserting various affirmative defenses. On June 29, 2005, the Court ordered the appointment of Special Situations Fund as lead plaintiff. On July 26, 2005, the lead plaintiff filed an amended complaint and a motion for appointment of lead counsel. The amended complaint asserts the same claims as those asserted in the original complaint, and includes an additional allegation that the Infotech revenue was falsely recognized as part of a fraud to inflate Quovadx’ stock price for the Rogue Wave acquisition. On August 1, 2005, the Court approved the appointment of Special Situations Fund’s counsel as lead plaintiff’s counsel. This class action also is in the preliminary stages, and it is not possible for us to quantify the extent of potential liability, if any.
      On April 12, 2004, the Company announced that the Securities and Exchange Commission (“SEC”) had notified the Company that it’s previously announced informal inquiry has become a formal investigation pursuant to an “Order Directing Private Investigation and Designating Officers to Take Testimony.” The SEC is investigating transactions entered into during the third quarter of 2002 and transactions entered into during 2003 including two distributor contracts totaling approximately $1 million and transactions between Quovadx and Infotech. The investigation is continuing, and the Company continues to provide documents and information to the SEC.
      The Company is engaged from time to time in routine litigation that arises in the ordinary course of our business.

Item 4.	Submission of Matters to a Vote of Security Holders
      We held our annual meeting of stockholders (the “Annual Meeting”) on June 23, 2005. The number of shares of Quovadx common stock present in person or by proxy at the Annual Meeting with authority to vote and voting was 35,868,833 which represented 88% of the 40,561,880 issued and outstanding shares entitled to vote as of April 25, 2005, the record date for the Annual Meeting. At the meeting, the following item relating to the Company was submitted to a vote of stockholders of the Company:
Election of Class III Directors

	Votes For	Votes withheld

James A. Gilbert	35,433,963	434,870
Jeffrey M. Krauss	34,901,812	967,021
Harvey A. Wagner	35,505,573	363,260
      Based on the voting results, these directors were elected as Class III directors of the Company to serve for a three-year term that expires at our 2008 annual meeting of stockholders.
Ratification of the appointment of the Company’s independent registered public accounting firm.
      The appointment of Ernst & Young LLP as the Company’s independent registered accounting firm for the fiscal year ending December 31, 2005, was ratified by a majority vote of 35,457,895 votes for, 144,779 votes against, and 266,159 abstained.

Item 6.	Exhibits
      (a) Exhibits
      The exhibits listed in the accompanying Exhibit Index to this quarterly report on Form 10-Q are filed, furnished or incorporated by reference as part of this quarterly report.

SIGNATURES
      In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized, on the 3rd day of August 2005.

QUOVADX, INC.

By:	/s/ Harvey A. Wagner

Harvey A. Wagner
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Melvin L. Keating

Melvin L. Keating
Executive Vice President, Chief Financial Officer
and Treasurer
(Principal Financial Officer)

By:	/s/ Juan C. Perez

Juan C. Perez
Vice President, Controller
and Chief Accounting Officer

EXHIBIT INDEX

Exhibit
Number		Description of Document

2.1		Agreement and Plan of Merger, dated as of August 13, 2003, by and among CareScience, Inc., the Registrant and Carlton Acquisition Corporation (incorporated by reference to Annex A to the Prospectus filed by the Registrant under Rule 424(b)(3) on September 18, 2003).
2.2		Agreement and Plan of Merger, dated as of November 3, 2003, by and among Rogue Wave Software, Inc., the Registrant and Chess Acquisition Corporation (incorporated by reference to Annex A to the Prospectus filed by the Registrant under Rule 424(b)(3) on December 16, 2003).
3.1		Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended March 31, 2003, filed on May 13, 2003).
3.2		Bylaws of the Registrant (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-1 of the Registrant, filed on November 2, 1999, Registration No. 333-90165).
4.1		Specimen stock certificate representing shares of Common Stock of the Registrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of the Registrant, filed on October 16, 2001).
4.2		Preferred Stock Rights Agreement, dated as of July 24, 2000, between the Registrant and ChaseMellon Shareholder Services, L.L.C., as Rights Agent, including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively (incorporated by reference to Exhibit 1 to the Registration Statement on Form 8-A of the Registrant, filed on July 28, 2000).
10	.1*	Amended and Restated 1997 Stock Plan and related agreements (incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K of the Registrant for the year ended December 31, 2004, filed on March 10, 2005).
10	.2*	Amended and Restated 1999 Employee Stock Purchase Plan and related agreements (incorporated by reference to Exhibit 10.2. the Quarterly Report on Form 10-Q of the Registrant for the quarter ended September 30, 2003, filed on November 3, 2003).
10	.3*	Amended and Restated 1999 Director Option Plan and related agreements (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8 of the Registrant, filed on May 16, 2002, Registration No. 333-88408).
10	.4*	Amended and Restated 2000 Nonstatutory Stock Option Plan and related agreements (incorporated by reference to Exhibit 4.9 to the Registration Statement on Form S-8 of the Registrant, filed on April 1, 2003, Registration No. 333-104184).
10	.5*	Amended Quovadx, Inc. Executive Management 2005 Annual Bonus Incentive Plan (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of the Registrant, filed on March 30, 2005).
10	.6*	Healthcare.com Corporation Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Post-Effective Amendment No. 1 to Form S-4 on Form S-8 Registration Statement of the Registrant, filed on August 16, 2001, Registration No. 333-64282).
10	.7*	Healthcare.com Corporation Nonqualified Stock Option Plan (incorporated by reference to Exhibit 4.2 to the Post-Effective Amendment No. 1 to Form S-4 on Form S-8 Registration Statement of the Registrant, filed on August 16, 2001, Registration No. 333-64282).
10	.8*	Rogue Wave Software, Inc. 1996 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 to the Post-Effective Amendment No. 1 to Form S-4 on Form S-8 Registration Statement of the Registrant, filed on January 8, 2004, Registration No. 333-110388).
10	.9*	Rogue Wave Software, Inc. 1997 Equity Incentive Plan (incorporated by reference to Exhibit 4.2 to the Post-Effective Amendment No. 1 to Form S-4 on Form S-8 Registration Statement of the Registrant, filed on January 8, 2004, Registration No. 333-110388).
10	.10*	Asset Purchase Agreement, dated as of August 25, 2003, by and between CMI Corporate Marketing, Inc. (d/b/a Compuflex International) and the Registrant (incorporated by reference to Exhibit 10.14 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended March 31, 2004, filed on August 16, 2004).
10	.11*	Severance Agreement, dated as of April 11, 2004, by and between the Registrant and Lorine R. Sweeney (incorporated by reference to Exhibit 10.17 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended June 30, 2004, filed on August 16, 2004).

Exhibit
Number		Description of Document

10	.12*	Severance Agreement, dated as of April 11, 2004, by and between the Registrant and Gary T. Scherping (incorporated by reference to Exhibit 10.18 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended June 30, 2004, filed on August 16, 2004).
10	.13*	Employment Agreement, dated as of February 10, 2005, by and between the Registrant and Melvin L. Keating (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of the Registrant, filed on February 11, 2005).
10	.14*	Employment Agreement, dated as of October 8, 2004, by and between the Registrant and Harvey A. Wagner (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of the Registrant, filed on October 12, 2004).
10	.15*	Form of Executive Employment Agreement (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of the Registrant, filed on February 16, 2005).
10.16		Form of Indemnification Agreement entered into by the Registrant with each of its directors and executive officers (incorporated by reference to Exhibit 11.1 to the Annual Report on Form 10-K of the Registrant for the year ended December 31, 2001, filed on March 26, 2002).
10.17		Restated License Agreement, dated as of April 1, 1995, by and between the Trustees of the University of Pennsylvania and Care Management Science Corporation (filed on March 14, 2000, as Exhibit 10.3 to the Registration Statement on Form S-1 of CareScience, Inc., Registration No. 333-32376 and incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K of the Registrant for the year ended December 31, 2003, filed on March 18, 2004).
10.18		License Agreement, dated as of October 2, 2000, by and between California HealthCare Foundation and CareScience, Inc. (filed on March 26, 2002, as Exhibit 10.14 to the Annual Report on Form 10-K of CareScience, Inc. for the year ended December 31, 2001, Commission File No. 0-30859, and incorporated by reference to Exhibit 10.24 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended September 30, 2004).
10.19		License Agreement, dated as of July 30, 2001, by and between 3550 University City Science Center Associates as licensor and CareScience, Inc., as licensee, for the license to use a portion of a building for a data center (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K of the Registrant for the year ended December 31, 2003, filed on March 18, 2004).
10.20		Licensor’s Consent to Assignment of License between CareScience, Inc. and the Registrant, dated as of September 18, 2003, by 3550 University City Science Center Associates as licensor (incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K of the Registrant for the year ended December 31, 2003, filed on March 18, 2004).
10.21		Equity Buy-Back Agreement, dated as of June 29, 2004, by and between the Registrant and Royal Health Care of Long Island LLC (d/b/a Royal Health Care, LLC) (incorporated by reference to Exhibit 10.25 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended June 30, 2004, filed on August 16, 2004).
10.22		Asset Purchase Agreement, dated as of December 31, 2004, by and between the Registrant and Royal Health Care Data Center LLC (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of the Registrant, filed on January 3, 2005).
31.1		Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2		Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
32	.1**	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(b) and Rule 15d-14(b), promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.
32	.2**	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(b) and Rule 15d-14(b), promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.

*	Identifies exhibit that consists of or includes a management contract or compensatory plan or arrangement.

**	This certification is furnished to, but not filed, with the Commission. This certification shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Registrant specifically incorporates it by reference.