Form 10-Q
period 2005-09-30
QUOVADX INC
filed 2005-10-31
CIK 1094561

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number 000-29273
Quovadx, Inc.
(Exact name of registrant as specified in its charter)

Delaware	85-0373486
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)
7600 E. Orchard Rd., Suite 300 S, Englewood, Colorado 80111
(Address of principal executive offices)
(303) 488-2019
(Registrant’s telephone number)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      At October 20, 2005, 41,414,211 shares of common stock were outstanding.

QUOVADX, INC.

PART I FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements
QUOVADX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2005	2004

	(Unaudited)
	(In thousands, except for share
	and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$16,149	$18,822
Short-term investments	14,847	6,025
Accounts receivable, net of allowance of $556 and $1,067, respectively	13,130	14,068
Unbilled accounts receivable	850	1,195
Other current assets	2,338	2,598

Total current assets	47,314	42,708
Property and equipment, net	3,276	4,182
Software, net	7,702	11,333
Other intangible assets, net	14,825	17,713
Goodwill	46,724	46,724
Restricted cash	173	578
Other assets	527	707

Total assets	$120,541	$123,945

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,073	$3,523
Accrued liabilities	10,454	10,097
Deferred revenue	19,405	19,927

Total current liabilities	32,932	33,547
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value; 100,000,000 authorized and 41,413,040 and 40,618,535 shares issued and outstanding, respectively	414	406
Additional paid-in capital	272,305	270,737
Deferred compensation	(678)	(214)
Accumulated other comprehensive income	257	871
Accumulated deficit	(184,689)	(181,402)

Total stockholders’ equity	87,609	90,398

Total liabilities and stockholders’ equity	$120,541	$123,945

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUOVADX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(Unaudited)
	(In thousands, except for per share amounts)
Revenue:
Software license	$7,394	$6,550	$21,468	$19,451
Professional services	3,005	2,708	10,091	11,582
Recurring services	9,787	10,491	29,902	31,286

Total revenue	20,186	19,749	61,461	62,319
Cost of revenue:
Software license	2,411	2,752	6,831	9,771
Professional services	2,255	3,733	7,389	12,080
Recurring services	4,755	4,902	13,542	14,719
Asset impairments	—	—	—	6,765

Total cost of revenue	9,421	11,387	27,762	43,335

Gross profit	10,765	8,362	33,699	18,984

Operating expenses:
Sales and marketing	3,865	4,177	12,285	15,541
General and administrative	4,955	4,456	13,185	14,887
Research and development	2,691	3,096	8,797	10,436
Amortization of acquired intangibles	963	770	2,888	2,707

Total operating expenses	12,474	12,499	37,155	43,571

Loss from operations	(1,709)	(4,137)	(3,456)	(24,587)
Gain on sale of assets	—	360	—	1,535
Other income, net	114	50	415	295

Loss before income taxes	(1,595)	(3,727)	(3,041)	(22,757)
Income tax expense	103	—	256	—

Loss from continuing operations	(1,698)	(3,727)	(3,297)	(22,757)
Income from discontinued operations	—	113	—	471

Net loss	$(1,698)	$(3,614)	$(3,297)	$(22,286)

Loss from continuing operations per common share — basic and diluted	$(0.04)	$(0.09)	$(0.08)	$(0.57)
Income from discontinued operations per common share — basic and diluted	—	—	—	0.01

Net loss per common share — basic and diluted	$(0.04)	$(0.09)	$(0.08)	$(0.56)

Weighted average common shares outstanding — basic and diluted	41,015	40,249	40,800	39,764

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUOVADX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(Unaudited)
	(In thousands)
Cash flows from operating activities
Net loss	$(1,698)	$(3,614)	$(3,297)	$(22,286)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,831	2,690	5,850	8,764
Amortization of acquired intangibles	963	755	2,888	2,350
Amortization of deferred compensation	143	103	322	459
Asset impairments	—	—	—	7,116
Gain on sale of minority investment	—	(360)	—	(1,535)
Bad debt expense (reversal)	(129)	80	(439)	(214)
Change in assets and liabilities:
Accounts receivable	(16)	651	1,378	3,317
Unbilled accounts receivable	105	732	344	2,300
Other assets	1,462	753	946	416
Accounts payable	911	200	(449)	(4,107)
Accrued liabilities	370	45	550	(2,854)
Deferred revenue	412	(448)	(522)	(1,138)

Net cash provided by (used in) operating activities	4,354	1,587	7,571	(7,412)

Cash flows from investing activities
Purchase of property and equipment	(370)	(120)	(876)	(656)
Capitalized software	(239)	—	(538)	(914)
Purchases of short-term investments	(8,722)	(575)	(8,822)	(6,025)
Proceeds from sale of minority investment	—	—	—	3,135

Net cash used in investing activities	(9,331)	(695)	(10,236)	(4,460)

Cash flows from financing activities
Proceeds from issuance of common stock	134	57	789	1,071

Net cash provided by financing activities	134	57	789	1,071

Effect of foreign exchange rate changes on cash	(47)	(78)	(797)	31

Net decrease in cash and cash equivalents	(4,890)	871	(2,673)	(10,770)
Cash and cash equivalents at beginning of period	21,039	12,047	18,822	23,688

Cash and cash equivalents at end of period	$16,149	$12,918	$16,149	$12,918

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUOVADX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Interim Financial Statements
      The accompanying condensed consolidated financial statements of Quovadx, Inc. (“Quovadx,” the “Company,” the “Registrant,” “we” or “us”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures are adequate to make the information presented not misleading. The unaudited financial statements have been prepared on the same basis as our annual financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for a fair presentation in accordance with U.S. generally accepted accounting principles. The results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results expected for the full year. These financial statements should be read in conjunction with the audited financial statements and accompanying notes included in our Annual Report on Form 10-K and Amendment No. 1 to our Annual Report on Form 10-K/ A, for the year ended December 31, 2004.
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
      At September 30, 2005, the Company had three stock option plans and one employee stock purchase plan. As part of the ISO (Incentive Stock Options) stock option plan the Company may grant restricted stock awards to board members and executives. The Company has elected to account for stock-based compensation arrangements using the intrinsic value method under the provisions of Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Under this method, stock compensation is recognized to the extent that the exercise price is less than the market price for the underlying stock on the date of grant. The following table illustrates the effect on net loss and net loss per share if the Company had

QUOVADX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
applied the fair value recognition provisions of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”), to stock-based employee compensation.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(In thousands, except per share amounts)
Net loss:
As reported	$(1,698)	$(3,614)	$(3,297)	$(22,286)
Plus: stock based compensation under intrinsic value method	143	103	322	318
Less: stock based compensation (charge)/recovery under fair value method	(1,772)	38	(3,763)	164

Pro forma net loss	$(3,327)	$(3,473)	$(6,738)	$(21,804)

Net loss per common share:
As reported	$(0.04)	$(0.09)	$(0.08)	$(0.56)
Pro forma	$(0.08)	$(0.09)	$(0.17)	$(0.55)
      The Company experienced a stock-compensation recovery for the forfeiture of unvested options under the fair value method due to the resignation of senior level executives during the second quarter of 2004.
      On September 14, 2005, the Compensation Committee of the Board of Directors of the Company approved, effective October 1, 2005, the acceleration of vesting of “underwater” unvested stock options held by current employees, including executive officers. Stock options held by non-employee directors were not included in such acceleration. A stock option was considered “underwater” if the option exercise price was greater than $3.00 per share. These actions were taken in accordance with the applicable provisions of the Company’s stock option plans. In taking these actions, the Compensation Committee imposed restrictions on the stock option awards granted to principal officers and executive officers of the Company, which restrict the ability of each such principal and/or executive officer to sell any shares underlying any such stock option award. The decision to accelerate vesting of these underwater stock options was made primarily to avoid recognizing compensation expense in future financial statements upon the adoption SFAS 123R, which, when effective, will require all share-based payments to employees, including grants of employee stock options, to be recognized on the Company’s financial statements based on their fair values. The aggregate estimated compensation expense associated with these accelerated options that would have been recognized in the Company’s income statements after adoption of SFAS 123R by the Company, had the acceleration not occurred, totaled $1.0 million, and is included in the fair value stock based compensation for the third quarter.
      In December 2004, the FASB issued SFAS No. 123 (“SFAS No. 123R”), “Share-Based Payment,” which is a revision of SFAS No. 123. This Statement supersedes APB 25 and amends SFAS No. 95 “Statement of Cash Flows.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair value. Pro forma disclosure and the intrinsic value method of accounting will no longer be alternative methods of disclosure.
      In April 2005, the Securities and Exchange Commission adopted a new rule that allows companies to implement SFAS No. 123R in the first fiscal year beginning after June 15, 2005. We plan to adopt this standard when required, currently on January 1, 2006. We plan to use the modified prospective method of adopting SFAS 123R and are in the process of analyzing the valuation models allowed by SFAS 123R to determine which model is best for our circumstances. The Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options based on the requirements of SFAS No. 123. The adoption of

QUOVADX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
SFAS No. 123R’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future and we have not determined which option-pricing model we will use to value the stock options granted.

3.	Net Loss per Common Share
      Net loss per common share (“EPS”) is calculated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share.” Under the provisions of SFAS No. 128, basic EPS is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if stock options were exercised, resulting in the issuance of common stock that would share in the earnings of the Company. Potential dilution of the stock options exercisable into common stock is computed using the treasury stock method based on the average fair market value of the stock. As the Company has a net loss, the effect of all common stock equivalents is excluded from the computation of diluted EPS since their effect would decrease the loss per share. The diluted weighted average common shares calculation for the nine months ended September 30, 2005 and 2004 excludes 1,288,493 and 1,021,805 options, respectively, to purchase common stock because their effect would have been anti-dilutive under the treasury stock method.

4.	Asset Impairments
      The Company periodically evaluates the carrying value of long-lived assets, including, but not limited to, property and equipment, software, and intangibles assets when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flows from such asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset, fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. There were no asset impairments in nine months ended September 30, 2005.
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
      On December 31, 2004, we sold the assets of our Albuquerque, New Mexico Data Center and our Managed Care Transaction Manager (“MCTM”) system. The hosting service center and MCTM system no longer fit into our new business strategy because it represented a niche area of the healthcare payer segment which was not an area of strategic growth for us. The assets were sold to Royal Health Care Data Center, LLC, a subsidiary of Royal Health Care, LLC (“Royal”) for $1.9 million in cash and a gain of $0.4 million was recognized on the sale in the fourth quarter of 2004. Revenue and cost of revenue of $1.2 million and

QUOVADX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$1.1 million, respectively, for the three months ended September 30, 2004, and revenue and cost of revenue of $3.9 million and $3.4 million, respectively, for the nine month ended September 30, 2004, for the New Mexico Data Center have been reclassified to income from discontinued operations. Royal is a management services organization serving New York healthcare organizations. A director of the Company is on Royal’s board of directors.

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
      Segment information has been prepared in accordance with FASB SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The Company defines operating segments as components of an enterprise for which discrete financial information is available and is reviewed regularly by the chief operating decision-maker or decision-making group, to evaluate performance and make operating decisions. A breakout of assets and capital expenditures by segment is not provided to the chief operating decision maker. Accounting policies of the segments are the same as those described in the summary of significant accounting policies.
      The Company’s operations consist of three divisions, the Integration Solutions division, which offers private and public healthcare organizations software infrastructure to facilitate system interoperability, improve processes and leverage existing technology, the CareScience division, which provides care management and analytical solutions to hospitals and health systems and pioneered regional healthcare information organization (RHIO) technology, and the Rogue Wave Software division, which provides reusable software components and services to professional developers for enterprise-class application development.

QUOVADX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Segment information for the three divisions for the three and nine months ended September 30, 2005 and 2004 is as follows:

	ISD		CareScience		Rogue Wave		Corporate		Total

Three Months Ended September 30,	2005	2004	2005	2004	2005	2004	2005	2004	2005	2004

Revenue:
Software license	$2,148	$1,112	$1,302	$1,213	$3,944	$4,225			$7,394	$6,550
Professional services	1,384	966	1,403	1,351	218	391			3,005	2,708
Recurring services	5,943	6,408	877	979	2,967	3,104			9,787	10,491

Total revenue	9,475	8,486	3,582	3,543	7,129	7,720			20,186	19,749
Cost of revenue:
Software license	1,342	1,315	666	667	403	770			2,411	2,752
Professional services	1,424	2,410	628	975	203	348			2,255	3,733
Recurring services	3,656	3,694	886	813	213	395			4,755	4,902

Total cost of revenue	6,422	7,419	2,180	2,455	819	1,513			9,421	11,387

Gross profit	3,053	1,067	1,402	1,088	6,310	6,207			10,765	8,362
Operating expenses	2,715	3,196	1,440	1,078	3,679	3,509	4,640	4,716	12,474	12,499

Income(loss) from operations	$338	$(2,129)	$(38)	$10	$2,631	$2,698	$(4,640)	$(4,716)	(1,709)	(4,137)

Gain on sale of assets									—	360
Other income, net									114	50

Loss before income taxes									(1,595)	(3,727)
Income tax expense									103	—

Net loss from continuing operations									(1,698)	(3,727)
Income from discontinued operations									—	113

Net loss									$(1,698)	$(3,614)

	ISD		CareScience		Rogue Wave		Corporate		Total

Nine Months Ended September 30,	2005	2004	2005	2004	2005	2004	2005	2004	2005	2004

Revenue:
Software license	$5,800	$4,301	$3,928	$3,767	$11,740	$11,383			$21,468	$19,451
Professional services	4,831	6,711	4,441	3,972	819	899			10,091	11,582
Recurring services	17,825	19,630	3,126	2,792	8,951	8,864			29,902	31,286

Total revenue	28,456	30,642	11,495	10,531	21,510	21,146			61,461	62,319
Cost of revenue:
Software license	3,375	5,336	2,127	2,031	1,329	2,404			6,831	9,771
Professional services	4,941	8,205	1,868	2,843	580	1,032			7,389	12,080
Recurring services	9,982	11,343	2,826	2,380	734	996			13,542	14,719
Asset impairment	—	6,765	—	—	—	—			—	6,765

Total cost of revenue	18,298	31,649	6,821	7,254	2,643	4,432			27,762	43,335

Gross profit	10,158	(1,007)	4,674	3,277	18,867	16,714			33,699	18,984
Operating expenses	8,849	12,227	4,544	4,163	11,473	11,452	12,289	15,729	37,155	43,571

Income(loss) from operations	$1,309	$(13,234)	$130	$(886)	$7,394	$5,262	$(12,289)	$(15,729)	(3,456)	(24,587)

Gain on sale of assets										1,535
Other income, net									415	295

Loss before income taxes									(3,041)	(22,757)
Income tax expense									256	—

Net loss from continuing operations									(3,297)	(22,757)
Income from discontinued operations									—	471

Net loss									$(3,297)	$(22,286)

QUOVADX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Other Intangible Assets
      Amortizable intangible assets recognized in the Company’s acquisitions are being amortized over their estimated lives ranging from three to eight years. The following table provides information relating to the Company’s intangible assets as of September 30, 2005:

		Accumulated
	Cost	Amortization	Total

	(In thousands)
Amortizable intangible assets:
Customer base	$22,496	$(8,065)	$14,431
Trade names	559	(216)	343
Other	2,178	(2,127)	51

Total	$25,233	$(10,408)	$14,825

9.	Software
      The following table provides information relating to the Company’s capitalized and acquired software as of September 30, 2005:

		Accumulated
	Cost	Amortization	Total

	(In thousands)
Software:
Acquired software	$27,182	$(20,541)	$6,641
Capitalized software	9,128	(8,067)	1,061

Total	$36,310	$(28,608)	$7,702

      Total capitalized software costs for the nine months ended September 30, 2005 and 2004 was $0.5 million and $0.9 million, respectively.

10.	Comprehensive Loss
      Total comprehensive loss for the three and nine months ended September 30, 2005 and 2004 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(In thousands)
Net loss	$(1,698)	$(3,614)	$(3,297)	$(22,286)
Other comprehensive income (loss)	(106)	320	(614)	404

Comprehensive loss	$(1,804)	$(3,294)	$(3,911)	$(21,882)

      The foreign currency translation amounts relate to our subsidiaries in Europe and Japan. The Japan operations were closed in the first quarter of 2005.

11.	Commitments and Contingencies
      In the second quarter of 2005, the Company recognized a reduction in expense based on a $0.9 million reimbursement from its carrier under its D&O policy for legal fees and costs incurred by the Company in connection with the defense of the shareholder class actions for the time period May 2004 to May 2005. An

QUOVADX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
additional $0.1 million reimbursement was recognized in the third quarter of 2005 for the time period June 2005 to August 2005. We expect additional sums will be reimbursed from time to time as legal fees and costs are incurred. Additionally, under the policy, the carrier could recover these funds from the Company under certain limited circumstances which we have no reasonable ability to predict. The Company has not recorded a liability for any possible refund.

Contingencies
      On November 14, 2001, a shareholder class action complaint was filed in the United States District Court, Southern District of New York. On April 19, 2002, plaintiffs filed an amended complaint. The amended complaint asserts that the prospectus from the Company’s February 10, 2000 initial public offering (“IPO”) failed to disclose certain alleged improper actions by various underwriters for the offering in the allocation of the IPO shares. The amended complaint alleges claims against certain underwriters, the Company and certain officers and directors under the Securities Act of 1933 and the Securities Exchange Act of 1934 (Bartula v. XCare.net, Inc., et al., Case No. 01-CV-10075). Similar complaints have been filed concerning more than 300 other IPO’s; all of these cases have been coordinated as In re Initial Public Offering Securities Litigation, 21 MC 92. In a negotiated agreement, individual defendants, including all of the individuals named in the complaint filed against the Company, were dismissed without prejudice, subject to a tolling agreement. Issuer and underwriter defendants in these cases filed motions to dismiss and, on February 19, 2003, the Court issued an opinion and order on those motions that dismissed selected claims against certain defendants, including the Rule 10b-5 fraud claims against the Company, leaving only the Section 11 strict liability claims under the Securities Act of 1933 against the Company. A committee of our Board of Directors has approved a settlement proposal made by the plaintiffs. On February 15, 2005, the Court issued an order granting conditional preliminary approval of the settlement. On August 31, 2005, the Court entered an order confirming its preliminary approval of the settlement. A hearing on the fairness of the settlement to the shareholder class is set for April 24, 2006. If the settlement is not achieved, the Company will continue to aggressively defend the claims. We do not believe that the outcome of this action will have a material adverse effect on our financial position, results of operations or liquidity; however, litigation is inherently uncertain and we can make no assurance as to the ultimate outcome or effect.
      On March 18, 2004, a purported class action complaint was filed in the United States District Court for District of Colorado, entitled Smith v. Quovadx, Inc. et al, Case No. 04-M-0509, against Quovadx, Inc., its now-former Chief Executive Officer and its now-former Chief Financial Officer. The complaint alleged violations of Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended, purportedly on behalf of all persons who purchased Quovadx common stock from October 22, 2003 through March 15, 2004. The claims were based upon allegations that the Company (i) purportedly overstated its net income and earnings per share during the class period, (ii) purportedly recognized revenue from contracts between the Company and Infotech Networks Group (“Infotech”) prematurely, and (iii) purportedly lacked adequate internal controls and was therefore unable to ascertain the financial condition of the Company. The action sought damages against the defendants in an unspecified amount. Thereafter, eight additional, nearly identical class action complaints were filed in the same court based on the same facts and allegations. Subsequently, all but one of the actions, entitled Heller v. Quovadx, Inc., et al., Case No. 04-M-0665 (OES) (D. Colo.), were dismissed. On June 10, 2004, the plaintiff in Heller filed a first amended complaint, which asserts the same claims as those asserted in the original complaint, and includes allegations regarding the Company’s accounting for certain additional transactions. On September 8, 2004, the court approved the appointment of David Heller as lead plaintiff. On September 29, 2004, the court denied defendants’ motions to dismiss the first amended complaint and approved the appointment of Mr. Heller’s counsel as lead plaintiff’s counsel. On October 14, 2004, the Company and the other defendants filed answers to the first amended complaint, denying allegations of wrongdoing and asserting various affirmative defenses. On January 13, 2005, the court approved a scheduling order that, inter alia, requires fact discovery, which has

QUOVADX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
commenced, to conclude eight months after the court issues an order certifying a class. The court issued its order certifying the class action on April 12, 2005. The deadline for completing fact discovery is December 12, 2005. No trial date has been set. The class action is still in the preliminary stages, and it is not possible for us to quantify the extent of potential liability, if any.
      On March 22, 2004, a shareholder derivative action was filed in the District Court of Colorado, County of Arapahoe, entitled Marcoux v. Brown et al, against the members of the Board of Directors and certain now-former officers of Quovadx alleging breach of fiduciary duty and other violations of state law. The Company is named solely as a nominal defendant against which no recovery is sought. This complaint generally is based on the same facts and circumstances as alleged in the class action complaint discussed above, alleging that the defendants misrepresented Quovadx financial projections and that one of the defendants violated state laws relating to insider trading. The action seeks damages in an unspecified amount against the individual defendants, disgorgement of improper profits and attorney’s fees, among other forms of relief. On or about April 21, 2004, a second, nearly identical shareholder derivative complaint, seeking the same relief, was filed in the United States District Court for the District of Colorado, entitled Thornton v. Brown, et al. On or about May 20, 2004, a third, nearly identical shareholder derivative complaint, seeking the same relief, was filed in the District Court of Colorado, County of Arapahoe, entitled Jaroslawicz v. Brown, et al. The three shareholder derivative actions are now all pending in the Colorado state court. The court has consolidated the three actions into a single consolidated action and extended the deadline for the filing of a consolidated amended complaint to December 1, 2005. The shareholder derivative action is still in the preliminary stages, and it is not possible for us to quantify the extent of potential liability, if any.
      On May 17, 2004, a purported class action complaint was filed in the United States District Court for the District of Colorado, entitled Henderson v. Quovadx, Inc. et al, Case No. 04-M-1006 (OES), against Quovadx, Inc., its now-former Chief Executive Officer, its now-former Chief Financial Officer and its Board of Directors. The complaint alleged violations of Section 11 and Section 15 of the Securities Act of 1933, as amended, purportedly on behalf of all former shareholders of Rogue Wave Software, Inc. who acquired Quovadx common stock in connection with the Company’s exchange offer effective December 19, 2003. The claims are based upon the same theories and allegations as asserted in the Section 10(b) class action described above. The court denied plaintiff’s motion to consolidate this Section 11 action with the Section 10(b) cases. On July 14, 2004, the Company and outside director defendants filed an answer to the complaint, denying allegations of wrongdoing and asserting various affirmative defenses. On October 4, 2004, the Company’s former CEO and CFO filed an answer to the complaint, denying allegations of wrongdoing and asserting various affirmative defenses. On June 29, 2005, the court appointed the Special Situations Fund as lead plaintiff. On July 26, 2005, the lead plaintiff filed an amended complaint. The amended complaint asserts the same claims as those asserted in the original complaint, and includes an additional allegation that the Infotech revenue was falsely recognized as part of a fraud to inflate Quovadx’ stock price for the Rogue Wave acquisition. On August 1, 2005, the court approved the appointment of Special Situations Fund’s counsel as lead plaintiff’s counsel. On August 23, 2005, the Company and outside director defendants filed an answer to the amended complaint, denying allegations of wrongdoing and asserting various affirmative defenses. On August 25, 2005, the Company’s former CEO and CFO filed an answer to the amended complaint, denying allegations of wrongdoing and asserting various affirmative defenses. The court has indicated that discovery in this action should be coordinated with discovery in the Heller action. This class action also is in the preliminary stages, and it is not possible for us to quantify the extent of potential liability, if any.
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

QUOVADX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and Infotech. The investigation is continuing, and the Company continues to provide documents and information to the SEC.
      The Company is engaged from time to time in routine litigation that arises in the ordinary course of our business.

12.	Related Party Transactions
      The individual, who until February 10, 2005, was the Corporate Secretary of the Company is a partner of a law firm which performs legal services for the Company. The accompanying financial statements include expenses related to this law firm of $0.1 million and $0.9 million for the three months ended September 30, 2005 and 2004, respectively, and $0.7 million and $2.5 million for the nine months ended September 30, 2005 and 2004, respectively. At September 30, 2005 the outstanding payable balance to the law firm totaled $0.6 million.
      The Company acquired its WebAccel product from CMI Corporate Marketing, d/b/a Compuflex International (“Compuflex”) in August, 2003. An executive officer of the Company is the sole stockholder of Compuflex. As of September 30, 2005, the Company had paid royalty fees of $0.5 million over two years in accordance with the terms of the purchase agreement.

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
Overview
      Quovadx offers software and services for application and system development, extension, integration and analysis to enterprise customers worldwide. Quovadx is comprised of three divisions, including the Integration Solutions division (“ISD”), which offers private and public healthcare organizations software infrastructure to facilitate system interoperability, improve processes and leverage existing technology, the CareScience division (“CareScience”), which provides care management and analytical solutions to hospitals and health systems and pioneered regional healthcare information organization (RHIO) technology, and the Rogue Wave Software division (“Rogue Wave”), which provides reusable software components and services to professional developers for enterprise-class application development. Quovadx, through its respective divisions, serves companies in the healthcare, financial services, telecommunication and public sectors and has over 450 employees.
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
      The methodology the Company uses to recognize perpetual license software license and related services revenue is dependent on whether the Company has established vendor-specific objective evidence (“VSOE”) of fair value for the separate elements of a multiple-element agreement. If an agreement includes both license and service elements, the license fee is recognized on delivery of the software if the remaining services are not essential to the functionality of the software, the collection of the fees is probable, the fees are fixed and determinable, an agreement is signed and the Company has established VSOE of fair value for the remaining services. The Company uses the residual method to recognize revenue when a license agreement includes one or more elements to be delivered at a future date and vendor specific objective evidence of the fair value of all undelivered elements exists. Revenue from the related services is recognized as the services are provided. When the related services are essential to the functionality of the base product, or when the Company has not established VSOE of fair value for the remaining services, the software license fees are deferred and the entire contract is recognized as the services are provided. Utilizing the criteria provided in SOP 97-2, we evaluate the vendor specific objective evidence for contracts to determine the fair value of elements delivered in situations where multiple element arrangements exist.
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

Allowance for Doubtful Accounts
      The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of certain customers to pay their accounts receivable balances. The Company assesses the financial condition of its customers to determine if there is an impairment of their ability to make payments and additional allowances may be required if the financial condition of the Company’s customers deteriorates. A considerable amount of judgment is required in order to determine the realization of our receivables, including assessing the likelihood of collection and the creditworthiness of each customer. The Company reversed previously recorded bad debt expense of $439,000 and $214,000 for the nine months ended September 30, 2005 and 2004, respectively.

Purchase Accounting
      In connection with acquisitions, we assessed the fair value of assets acquired and liabilities assumed. Items such as accounts receivable, property and equipment, other intangible assets, certain accrued liabilities, and other reserves require a high degree of judgment from management. We may use third parties to assist us with such valuations. In connection with our acquisitions, we are required to recognize other intangible assets separate and apart from goodwill if such assets arise from contractual or other legal rights or if such assets are separable from the acquired businesses. Other intangible assets include, developed technology, customer-related assets such as order backlog, and trade name. The Company recorded $46.7 million of goodwill resulting from its Rogue Wave and CareScience acquisitions. At September 30, 2005, we had intangible assets of $14.8 million, net of amortization.

Software Development Costs
      Software development costs are required to be expensed until the point that technological feasibility of the product is established. Once technological feasibility is established, such costs are capitalized until the product has reached general availability. The establishment of technological feasibility and continuing evaluation of the recoverability of the capitalized software development costs requires management’s judgment with respect to the impact of external factors such as future revenue, estimated economic life and changes in software and hardware technologies. Capitalized software development costs are amortized on a straight-line basis over an estimated life, which is generally three years. The Company capitalizes internal and external labor costs incurred in developing the software once technological feasibility is attained. At September 30, 2005, the Company had $7.7 million of capitalized and acquired software development costs, net of amortization. The Company capitalized software development costs of $0.5 million and $0.9 million, respectively for the nine months ended September 30, 2005 and 2004.

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

Deferred Taxes
      Deferred income tax assets and liabilities are recognized for the future tax consequences of temporary differences. Temporary differences arise when revenues and expenses for financial reporting are recognized for tax purposes in a different period. The Company has recognized, before the valuation allowance, a net deferred tax asset. The majority of the deferred tax asset is net operating loss (NOL) carryforwards and unused tax credits. The Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” (“SFAS No. 109”) requires that a valuation allowance be recorded against deferred tax assets unless it is more likely than not that the deferred tax asset will be utilized. As a result of this analysis, the Company has recorded a full valuation allowance against its net deferred tax asset. The Company will continue to evaluate the need to record valuation allowances against deferred tax assets and will make adjustments in accordance with the accounting standard.

New Accounting Standards
      In December 2004, the FASB issued SFAS No. 123 “Share-Based Payment,” (“SFAS No. 123R”), which is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation.” This Statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95 “Statement of Cash Flows.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair value. Pro forma disclosure and the intrinsic value method of accounting will no longer be alternative methods of disclosure.
      In April 2005, the Securities and Exchange Commission adopted a new rule that allows companies to implement SFAS No. 123R in the first fiscal year beginning June 15, 2005. We plan to adopt this standard when required, currently January 1, 2006. We plan to use the modified prospective method of adopting SFAS 123R and are in the process of analyzing the valuation models allowed by SFAS 123R to determine which model is best for our circumstances. The Company currently accounts for share-based payments to employees using Accounting Principles Board Opinion No. 25 (“APB 25”), intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options based on the requirements of SFAS No. 123. The adoption of SFAS No. 123R’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future and we have not determined which option-pricing model we will use to value the stock options granted.
      On September 14, 2005, the Compensation Committee of the Board of Directors the Company approved, effective October 1, 2005, the acceleration of vesting of “underwater” unvested stock options held by current employees, including executive officers. Stock options held by non-employee directors were not included in such acceleration. A stock option was considered “underwater” if the option exercise price was greater than $3.00 per share. These actions were taken in accordance with the applicable provisions of the Company’s stock option plans. In taking these actions, the Compensation Committee imposed restrictions on the stock option awards granted to principal officers and executive officers of the Company, which restrict the ability of each such principal and/or executive officer to sell any shares underlying any such stock option award. The decision to accelerate vesting of these underwater stock options was made primarily to avoid recognizing compensation expense in future financial statements upon the adoption SFAS 123R, which, when effective, will require all share-based payments to employees, including grants of employee stock options, to be recognized on the Company’s financial statements based on their fair values. The aggregate estimated compensation expense associated with these accelerated options that would have been recognized in the Company’s income statements after adoption of SFAS 123R by the Company, had the acceleration not occurred, totaled $1.0 million.

Results of Operations
      The following table sets forth the statements of operations for the total company as a percent of total revenue:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004

Revenue:
Software license	37%	33%	35%	31%
Professional services	15	14	16	19
Recurring services	48	53	49	50

Total revenue	100	100	100	100
Cost of revenue:
Software license	12	14	11	16
Professional services	11	19	12	19
Recurring services	24	25	22	24
Asset impairment	—	—	—	11

Total cost of revenue	47	58	45	70

Gross profit	53	42	55	30

Operating expenses:
Sales and marketing	19	21	20	25
General and administrative	25	22	22	24
Research and development	13	16	14	17
Amortization of acquired intangible assets	5	4	5	4

Total operating expenses	62	63	61	70

Loss from operations	(9)	(21)	(6)	(40)
Gain on sale of assets	—	2	—	2
Other income and expense, net	1	—	1	1

Loss before taxes	(8)	(19)	(5)	(37)
Income taxes	—	—	—	—

Net loss from continuing operations	(8)	(19)	(5)	(37)
Income from discontinued operations	—	1	—	1

Net loss	(8)%	(18)%	(5)%	(36)%

Comparison of the Company’s Results for the Three Months Ended September 30, 2005 and 2004.
      Total revenue. Total revenue increased $0.4 million, or 2%, to $20.2 million. Software license revenue was $7.4 million, an increase of $0.8 million or 13%. The increase in software license revenue was primarily due to additional license sales in ISD, partially offset by lower license revenue in the Rogue Wave division. Rogue Wave license revenue was lower in the third quarter of 2005 primarily as a result of several large license sales that were originally expected to be realized in the second quarter of 2004 and were not completed until the third quarter of 2004. Professional services revenue increased $0.3 million, or 11%, to $3.0 million primarily due to higher revenue in ISD resulting from additional sales of incremental services to certain customers. Recurring services revenue decreased 7% to $9.8 million for the three months ended September 30, 2005 from $10.5 million in the comparable 2004 period. The decrease is primarily attributable to lower maintenance and support revenue in ISD and the Rogue Wave division.

      Cost of revenue. Cost of revenue decreased $2.0 million, or 17%, to $9.4 million. Cost of revenue for license products decreased 12%, or $0.3 million, to $2.4 million. Software amortization decreased $0.7 million, or 34%, to $1.3 million as a result of decreasing the carrying amounts of acquired software assets in the Rogue Wave division and the resulting amortization expense when the appraisal of the Rogue Wave assets was completed, offset by increased royalty expense base on third party software sales. Professional services costs of revenue decreased $1.5 million, or 40%, to $2.3 million due to a decrease in salary and related expenses of $0.8 million, as a result of lower headcount in the three divisions.
      Sales and marketing. Sales and marketing expenses decreased $0.3 million, or 7%, to $3.9 million due primarily to reductions in headcount and a concerted effort to reduce corporate marketing expenses in areas that management felt were not delivering measurable value.
      General and administrative. General and administrative expenses increased $0.5 million, or 11%, to $5.0 million primarily as a result of additional personnel expenses in various infrastructure support areas and expenses associated with the implementation of a variable incentive program, which is based primarily on specific measurable goals including revenue growth and improved profitability.
      Research and development. Research and development expenses decreased $0.4 million, or 13%, to $2.7 million due primarily to a concerted effort to reduce staff and lower facility costs in ISD. Partially offsetting the decrease was an increase in Rogue Wave research and development expense due to an increase in headcount related to launching a new product.
      Amortization of acquired intangibles. Amortization expense increased $0.2 million due primarily to an increase in the carrying amounts of identifiable intangibles assets acquired in the Rogue Wave acquisition completed in 2003. This increase in basis occurred in the fourth quarter of 2004 when the appraisal of the Rogue Wave assets was completed.
      Gain on sale of assets. In the third quarter of 2004, the Company sold the Healthcare.com domain name for a gain of $360,000.
      Other income and expense, net. Other income and expense includes interest income on cash and cash equivalents. Interest income increased for the three months ended September 30, 2005 over the same period in 2004 due to earnings on higher average cash balances.
      Income tax. Income tax expense of $103,000 was recorded for the three months ended September 30, 2005. The income tax expense is a result of taxable income in one of our foreign operations.
      Income from discontinued operations. On December 31, 2004 we sold the assets of our Albuquerque, New Mexico Data Center and its Managed Care Transaction Manager business (“MCTM”). The New Mexico operations had revenue of $1.2 million, cost of sales of $1.1 million and net income of $0.1 million for the three months ended September 30, 2004.

Results of Division Operations
      The following table sets forth the statements of operations for the divisions as a percent of total revenue for the three months ended September 30, 2005 and 2005:

	ISD		CareScience		Rogue Wave

Three Months Ended September 30,	2005	2004	2005	2004	2005	2004

Revenue:
Software license	23%	13%	36%	34%	55%	55%
Professional services	14	11	39	38	3	5
Recurring services	63	76	25	28	42	40

Total revenue	100	100	100	100	100	100
Cost of revenue:
Software license	14	16	19	19	6	10
Professional services	15	28	17	27	3	5
Recurring services	39	43	25	23	3	5

Total cost of revenue	68	87	61	69	12	20

Gross profit	32	13	39	31	88	80
Indirect expenses	28	38	40	31	51	45

Income (loss) from operations	4%	(25)%	(1)%	0%	37%	35%

Comparison of the Results by Division for the Three Months Ended September 30, 2005 and 2004.

Integration Solutions Division
      Total revenue for ISD increased $1.0 million, or 12%, to $9.5 million. Software license revenue increased $1.0 million due to additional license sales. Professional services revenue increased $0.4 million as a result of higher incremental sales to certain customers. Partially offsetting the increase in revenue was a 7% decrease in recurring services revenue, resulting from a decrease in revenue from the Cash Accelerator product and lower maintenance and support revenue.
      Cost of revenue decreased $1.0 million, or 13%, to $6.4 million. Software amortization, a component of cost of license revenue, decreased due to the write-off of software development costs in 2004. Professional services costs decreased 41% due to a decrease in salary and related expenses, as a result of lower headcount.
      Operating expenses decreased $0.5 million, or 15%, to $2.7 million. Research and development expenses decreased due to lower salaries and related expenses as a result of lower headcount and lower facility costs. The decrease was partially offset by increased general and administrative expenses due to annual merit increases, the addition of certain support personnel, and the implementation of a variable incentive program tied to division profitability.

CareScience Division
      Total revenue was $3.6 million for the three months ended September 30, 2005, and was consistent with the 2004 levels.
      Cost of revenue decreased $0.3 million, or 11%, to $2.2 million due primarily to lower cost of sales in professional services resulting from lower headcount.
      Operating expenses increased $0.4 million, or 34%, to $1.4 million. The increase was primarily the result of increased general and administrative expenses due to annual merit increases, the addition of certain support personnel, and the implementation of a variable incentive program tied to division profitability. Research development increased $0.1 million as a result of increased product development.

Rogue Wave Software Division
      Total revenue decreased $0.6 million, or 8%, to $7.1 million due to lower software sales as a result of several large license sales that were originally expected to be realized in the second quarter of 2004 not being completed until the third quarter of 2004. Recurring services revenue decreased 4% due to lower revenue from maintenance and support contracts.
      Cost of revenue decreased $0.7 million, or 46%, to $0.8 million as a result of finalizing the valuation of Rogue Wave software asset and fewer software assets being amortized.
      Operating expenses increased $0.2 million to $3.7 million. Research and development expenses and general and administrative expenses increased due to increases in salaries and related expenses resulting from increased headcount related to launching a new product and annual merit increases, the addition of certain support personnel, and the implementation of a variable incentive program tied to division profitability. Partially offsetting the increase were decreases in sales and marketing expenses due to reductions in headcount and commissions.

Comparison of the Company’s Results for the Nine Months Ended September 30, 2005 and 2004.
      Total revenue. Total revenue decreased $0.9 million, or 1%, to $61.5 million. Software license revenue increased $2.0 million, or 10% to $21.5 million. The increase in software license revenue was due primarily to additional license product sales in the Rogue Wave division and additional license sales in ISD. Professional services revenue decreased $1.5 million, or 13%, to $10.1 million primarily due to the closure of a multi-year, fixed-bid contract in the second quarter of 2005. Recurring services revenue decreased $1.4 million, or 4%, to $29.9 million largely due to lower outsourcing revenue in the ISD division.
      Cost of revenue. Cost of revenue decreased $15.6 million, or 36%, to $27.8 million. Cost of revenue for the license segment decreased $3.0 million, or 30%, to $6.8 million, due to a $3.0 million decrease in software amortization expenses resulting from the lower carrying amounts assigned to software assets in ISD based on the asset impairment described below, and decreased carrying amounts of acquired software assets in the Rogue Wave division and the resulting reduction in amortization expense when the appraisal of the Rogue Wave assets was completed. Professional services costs decreased $4.7 million, or 39%, to $7.4 million as a result of a decrease in salary and related expenses due to a decrease in headcount. Recurring services costs decreased $1.2 million, or 8%, to $13.5 million primarily as a result of lower outside consulting expenses in the ISD division.
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
      Sales and marketing. Sales and marketing expenses decreased $3.3 million, or 21%, to $12.3 million primarily as a result of a reduction in corporate marketing expenses and programs in 2005 and a reduction in headcount.
      General and administrative. General and administrative expenses decreased $1.7 million, or 11%, to $13.2 million primarily as a result of an agreement reached with the Company’s primary D&O insurance provider in June 2005 that reimbursed the Company funds for certain legal expenses incurred during the time period May 2004 to August 2005 as part of the Company’s defense of shareholder and derivative lawsuits. The reimbursements received to date total $1.0 million, of which $0.9 million was recorded as a credit to legal expenses in the second quarter of 2005 and another $0.1 million was recorded in the third quarter of 2005. However, there can be no assurance as to the amount of the reimbursements the Company ultimately receives, nor the timing of those possible reimbursements, from the carrier. Additionally, legal fees decreased $1.4 million relating to expenditures for the 2004 restatement and lawsuits. Partially offsetting these decreases were increases in salaries and related expenses of $0.6 million as a result of increased corporate headcount and the implementation of a variable incentive program, totaling $0.7 million.
      Research and development. Research and development expense decreased $1.6 million, or 16%, to $8.8 million primarily as a result of reductions in staffing to support certain projects, and lower facility costs. Partially offsetting the decrease was an increase in Rogue Wave research and development expense due to an increase in headcount related to launching a new product.
      Amortization of acquired intangibles. Amortization expense increased $0.2 million, or 7%, to $2.9 million primarily due to an increase in the intangible assets acquired as part of the Rogue Wave acquisition completed in 2003. The increase to the intangible asset basis occurred in the fourth quarter of 2004. The current period amortization expense increased as a result of the higher amortizable basis in 2005 compared to 2004.
      Gain on sale of assets. In the third quarter of 2004, the Company sold the Healthcare.com domain name for a gain of $360,000. In the second quarter of 2004, the Company sold its minority equity investment in Royal Health Care, LLC for $3.1 million in cash. The transaction resulted in a $1.2 million gain on the sale of the assets. Also in the second quarter of 2004, the Company sold the technology and service contracts of Outlaw Technologies, Inc. to an employee of Quovadx for $0.2 million in cash, and assumed liabilities. The Company had recorded an impairment charge on assets held for sale of $0.7 million in the first quarter of 2004, as a result this transaction had no financial impact in second quarter 2004. Management determined at the time that the assets sold were not part of ongoing strategic plans.
      Other income and expense, net. Other income and expense includes interest income on cash and cash equivalents. Interest income increased to $0.4 million for the nine months ended September 30, 2005 over the same period in 2004 due to earnings on higher average cash balances.
      Income tax. Income tax expense of $256,000 was recorded for the nine months ended September 30, 2005. The income tax expense is a result of taxable income in one of our foreign operations.
      Income from discontinued operations. On December 31, 2004 we sold the assets of our Albuquerque, New Mexico Data Center and its Managed Care Transaction Manager business. The New Mexico operations had revenue of $3.9 million, cost of sales of $3.4 million and net income of $0.5 million for the nine months ended September 30, 2004.

Results of Division Operations
      The following table sets forth the statements of operations for the divisions as a percent of total revenue for the nine months ended September 30, 2005 and 2005:

	ISD		CareScience		Rogue Wave

Nine Months Ended September 30,	2005	2004	2005	2004	2005	2004

Revenue:
Software license	20%	14%	34%	36%	55%	54%
Professional services	17	22	39	38	4	4
Recurring services	63	64	27	26	41	42

Total revenue	100	100	100	100	100	100
Cost of revenue:
Software license	12	17	18	19	6	11
Professional services	17	27	16	27	3	5
Recurring services	35	37	25	23	3	5
Asset impairment	—	22	—	—	—

Total cost of revenue	64	103	59	69	12	21

Gross profit	36	(3)	41	31	88	79
Indirect expenses	31	40	40	39	54	54

Income (loss) from operations	5%	(43)%	1%	(8)%	34%	25%

Comparison of the Results by Division for the Nine Months Ended September 30, 2005 and 2004.

Integration Solutions Division
      Revenue decreased $2.2 million, or 7%, to $28.5 million. Professional services revenue decreased $1.9 million due to lower professional services revenue as a result of fewer contracts. Additionally, recurring services revenue decrease $1.8 million to $17.8 million due to lower outsourcing revenue from a major customer and lower revenue from the Cash Accelerator product. Partially offsetting the decrease was an increase in software license revenue of $1.5 million.
      Cost of revenue decreased $13.4 million, or 42%, to $18.3 million due to a decrease in salary and related expenses, as a result of lower headcount. Additionally, in the first quarter of 2004, ISD incurred impairment charges totaling $6.8 million.
      Operating expenses decreased $3.4 million, or 28%, to $8.8 million due to lower salaries and related expenses as a result of lower headcount and lower facility costs, partially offset by increased general and administrative expenses due to additional personnel expenses, annual merit increases, the addition of certain support personnel, and the implementation of a variable incentive program tied to division profitability.

CareScience Division
      Revenue increased $1.0 million to $11.5 million, as a result of increased sales of Data Manager in software license revenue. Professional services revenue increased $0.5 million due to higher Care Management System revenue. Recurring services revenue increased 12% to $3.1 million from additional maintenance revenue from a major customer.
      Cost of revenue decreased $0.4 million, or 6%, to $6.8 million, due primarily to a decrease in professional services costs of 34% resulting from a decrease in salary and related expenses, as a result of lower headcount. Recurring services costs increased 19% to $2.8 million due to a reduction in personnel expense.

      Operating expenses increased $0.4 million, or 9%, to $4.5 million. The increase was primarily a result of increased general and administrative expenses due to annual merit increases, the addition of certain support personnel, and the implementation of a variable incentive program tied to division profitability.

Rogue Wave Software Division
      Revenue increased $0.4 million, or 2%, to $21.5 million.
      Cost of revenue decreased $1.8 million, or 40%, to $2.6 million, primarily as a result of finalizing the valuation of Rogue Wave software asset and fewer software assets being amortized.
      Operating expenses were level at $11.5 million for the nine months ended September 30, 2005 and 2004. Sales and marketing expenses decreased due to lower salaries and related expenses resulting from reduced headcount, offset by increases in general and administrative expenses due to annual merit increases, the addition of certain support personnel, and the implementation of a variable incentive program tied to division profitability.
Liquidity and Capital Resources
      We expect to use our cash, cash equivalents and short-term investments for general corporate purposes, working capital and capital expenditures, to fund our operations and to continue expanding our product offerings. The amounts and timing of our actual expenditures will depend upon numerous factors, including the status of our product development efforts, marketing and sales activities and the amount of cash generated by our operations, competition, and whether we complete any acquisitions. We may find it necessary or advisable to use portions of our cash and cash equivalents for other purposes. Pending use of our cash, cash equivalents and short-term investments for the above purposes, we intend to invest such funds in short-term, interest-bearing, investment-grade securities.
      Net cash provided by operating activities was $7.6 million for the nine months ended September 30, 2005 compared to net cash used in operating activities of $7.4 million for the nine months ended September 30, 2004. The increase in net cash provided by operating activities in 2005 compared to 2004 is mainly due to a decrease in the Company’s net loss. The increase was also related to $2.1 million paid to Infotech Network Group (“Infotech”) in March 2004 for professional services. Also in March 2004, $1.7 million was written off as a portion of the asset was deemed not recoverable due to the deterioration of the Company’s relationship with Infotech and Infotech’s inability to provide assurances that it could deliver those services in the future. Additionally, the Company has worked to improve the management of working capital by reducing days outstanding in accounts receivable, and managing its accounts payable and accrued liabilities.
      Net cash used in investing activities was $10.2 million for the nine months ended September 30, 2005, compared to $4.5 million for the nine months ended September 30, 2004. The increase in cash used in investing activities is primarily due to increased purchases of short-term investments. Net cash used in investing activities for the nine months ended September 30, 2005 is primarily due to purchases of short-term investments, purchases of equipment and capitalized software costs. Cash used in investing activities in 2004 resulted from the purchases of equipment, capitalized software costs and short-term investments, partially offset by the proceeds from the sale of minority investment in Royal. The sale price of $3.1 million, paid in cash, was received on June 29, 2004.
      Net cash provided by financing activities was $0.8 million for the nine months ended September 30, 2005 and $1.1 million for the nine months ended September 30, 2004. Cash provided in 2005 and 2004 came from the exercise of stock options and stock purchases under the employee stock purchase plan.
      Commitments. On September 30, 2005, the Company had $4.4 million in open purchase commitments for services, contractors, and capital purchases, many covering several months of anticipated activity in 2005.
      In the second quarter of 2005, the Company recognized a reduction in expense based on a $0.9 million reimbursement from its carrier under its D&O policy for legal fees and costs incurred by the Company in connection with the defense of the shareholder class actions for the time period May 2004 to May 2005. An additional $0.1 million reimbursement was recognized in the third quarter of 2005 for the time period June 2005 to August 2005. We expect additional sums will be reimbursed from time to time as legal fees and costs are incurred. However, there can be no assurance as to the amount of the reimbursements the Company ultimately receives, nor the timing of those possible reimbursements from the carrier. Additionally, under the policy, the carrier could recover these funds from the Company under certain limited circumstances which we have no reasonable ability to predict. The Company has not recorded a liability for any possible refund.
      The Company acquired its WebAccel product from CMI Corporate Marketing, d/b/a Compuflex International (“Compuflex”) in August, 2003. An executive officer of the Company is the sole stockholder of Compuflex. As of September 30, 2005, the Company had paid royalty fees of $0.5 million over two years in accordance with the terms of the purchase agreement.
      The Company’s cash and cash equivalents balances are expected to be sufficient to meet its anticipated liquidity needs for working capital and capital expenditures for the next twelve months. If additional capital resources were required for working capital or to grow our business internally or by acquisition, we may seek other financing arrangements. We cannot be assured that any financing arrangements will be available in amounts or on terms acceptable to us in the future.

RISK FACTORS
      The following risk factors could materially and adversely affect our operating results and could cause actual events to differ materially from those predicted in any forward-looking statements related to our business.
We have historically incurred losses and we may not be able to achieve or sustain profitability.
      We incurred losses for the years ended December 31, 2004, 2003, and 2002. As of September 30, 2005, we had an accumulated deficit of $185 million. We expect to continue to incur significant sales and marketing, research and development and general and administrative expenses that may exceed our revenue. As a result, we may experience losses and negative cash flows in the future. Failure to achieve and maintain profitability, or have continued losses, may cause our stock price to decline and impair our business and financial prospects.
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
A significant contract may terminate and we may not be able to sustain revenue and results of operations.
      A major customer contract representing approximately 16% and 15% of total revenue, for the three and nine months ended September 30, 2005, respectively, is an outsourcing arrangement. This contract is renewable annually and is near the end of its nominal five-year term. We are negotiating the renewal but cannot provide any assurance that the contract will be renewed. If this contract is not renewed, total revenue and results of operations would be significantly impacted.
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

•	delay in our introduction of new applications, services and products offerings and enhancements of our existing solutions;

•	the capital and expense budgeting decisions of our existing and prospective customers;

•	the amount and timing of operating costs and capital expenditures relating to the implementation of our business strategy;

•	increased product development and engineering expenditures required to keep pace with technological changes;

•	overall economic conditions of the U.S. and the rest of the world;

•	overall economic conditions in the software and information systems, healthcare, telecommunications, financial services and public sector;

•	the loss of one or more major customers or resellers;

•	the size, type and timing of individual license transactions;

•	the adoption of new technologies by our target markets;

•	our success in expanding our direct sales force and indirect distribution channels;

•	our ability to position our products and solutions in the market to drive priority and action within our prospects;

•	obsolescence of our products or the programming languages that our products are designed to enhance; and

•	levels of international sales.
      Additionally, fluctuating results and declining stock price may cause our analysts to withdraw their coverage, thus reducing our exposure in the market.
Our acquisition strategy could cause financial or operational problems.
      Our success depends on our ability to continually enhance and broaden our product offerings in response to changing technology, customer demands, and competitive pressures. To this end, in the past we have completed numerous acquisitions and we may continue to seek opportunities to acquire new and complementary businesses, products or technologies. We do not know if we will be able to complete any additional acquisitions or that we will be able to successfully integrate any acquired businesses, operate them profitably, or retain their key employees. We may face competition for acquisition targets from larger and more established companies with greater financial resources. In addition, in order to finance any acquisitions, we might need to raise additional funds through public or private financings. In that event, we could be forced to obtain equity or debt financing on terms that are not favorable to us and, in the case of equity financing, that result in dilution to our stockholders. If we are unable to integrate any newly acquired entity, products or technology effectively, our business, financial condition and operating results would suffer. In addition, the amortization of intangible assets or other charges resulting from the cost of acquisitions could harm our operating results.
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
      Federal and state legislatures have periodically considered programs to reform or amend the U.S. healthcare system at both the federal and state level. These programs may contain proposals to increase governmental involvement in healthcare, lower reimbursement rates or otherwise change the environment in which healthcare market participants operate. At present, there is renewed and increasing interest in healthcare at the federal and state levels, including but not limited to proposing additional privacy, security and/or transaction standards for communicating health information; implementing national provider, payer and/or patient identifiers; revamping the scope or manner of coverages by state and federal health care programs; and promoting (while likely increasing the regulation of) systems that enable the exchange of electronic health information. Healthcare market participants may respond to anticipated change in these areas by reducing their investments or postponing investment decisions, including investments in our applications and services. We do not know what effect these or other proposals would have on our business. The uncertainty over if, when, and in what form any such proposals would be implemented could have a deleterious impact on our business as customers may choose to wait to see the final form of any such legislation or regulations and/or demand guarantees or other concessions related to potential changes.
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
      Goodwill at September 30, 2005 totaled $46.7 million which is 39% of total assets. The goodwill balance resulted from our 2003 acquisitions. Because we have adopted Financial Accounting Standard (SFAS) No. 142, “Goodwill and Other Intangible Assets,” we are required to test goodwill annually for impairment and more frequently if events or changes in circumstances indicate assets might be impaired. Risks described elsewhere in this section could impair the market value of our common stock or our ability to generate cash flow in the future, which could result in the impairment of this asset.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
      We currently develop and market our products primarily in the United States. As a majority of sales are currently made in U.S. dollars, a strengthening of the dollar could make our product less competitive in foreign markets. Since the U.S. dollar is considered the primary currency for the Company’s international operations, transactions that are completed in a foreign currency are translated into U.S. dollars and recorded in the financial statements. In addition, as we expand our foreign operations we increase our exposure to market risk due to fluctuations in foreign currency exchange rates relates primarily to the intercompany balances with our subsidiaries located in Europe. The Company experienced translation gains or losses based on foreign currency fluctuations for the periods presented. The Company does not believe it is currently exposed to any material risk of loss on this basis. The Company does not currently use any hedging strategies to minimize any translation risks.
      Our cash, cash equivalents and short-term investments are sensitive to changes in the general level of U.S. interest rates. Due to the short-term nature of our investments, we believe that there is no material interest risk exposure. Based on the foregoing, no quantitative disclosures have been provided.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
      The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act of 1934, as of September 30, 2005. This included an evaluation of disclosure controls and procedures applicable to the period covered by and existing through the filing of this periodic report. Based on that review, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are not effective to provide reasonable assurance that information the Company is required to disclose in its reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported accurately. As noted below, we have identified material weaknesses in our internal controls that existed during periods prior to and as of September 30, 2005.
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
      No additional material weaknesses were identified at September 30, 2005. We have completed the planned changes to policies and procedures needed to remediate our identified material weaknesses and are in the processes of testing our strengthened internal controls. We believe the changes in internal controls discussed below have remedied the weaknesses listed above, however, we cannot conclude that these weaknesses have been fully eliminated until we complete our 2005 internal controls testing.
      As of September 30, 2005, we have implemented the following changes to address the internal control weaknesses identified at year end:

Enhancements were made to the analysis and recording of revenue in multiple element transactions:

•	We provided additional training on software revenue recognition for the accounting department and throughout the organization.

•	Senior management and division personnel have been advised on the various business models for pricing before new products and new bundles are brought to market in an effort to clarify revenue recognition.

Enhancements were made to the analysis of capitalized software and impairment:

•	We implemented processes to improve communication between product management and accounting to determine on a timely basis when products are discontinued or released.

•	We performed an evaluation of existing software to discover any impairments and the current status of all software assets. We plan to continue with quarterly evaluations of software impairment.

Enhancements were made to the control of capitalization and amortization of software:

•	We implemented processes to improve communication between each division’s research and development function and accounting.

•	We implemented procedures for monthly evaluation of software project status and carrying value, with review and written approval by the development group.

•	We reviewed asset lives and amortization expense accounts for all software projects, and plan to continue the review quarterly.

Enhancements were made to the calculation and recording of accrued liabilities:

•	We expanded the controls and procedures over the elements used in monthly estimates for accruals.

•	We implemented additional review and approval procedures over accruals.

•	We implemented procedures to use independent third party data as the basis for certain accruals.
      Except for the improvements described above, there have been no other changes in our internal control over financial reporting during the nine months ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II OTHER INFORMATION

Item 1.	Legal Proceedings
Contingencies
      On November 14, 2001, a shareholder class action complaint was filed in the United States District Court, Southern District of New York. On April 19, 2002, plaintiffs filed an amended complaint. The amended complaint asserts that the prospectus from the Company’s February 10, 2000 initial public offering (“IPO”) failed to disclose certain alleged improper actions by various underwriters for the offering in the allocation of the IPO shares. The amended complaint alleges claims against certain underwriters, the Company and certain officers and directors under the Securities Act of 1933 and the Securities Exchange Act of 1934 (Bartula v. XCare.net, Inc., et al., Case No. 01-CV-10075). Similar complaints have been filed concerning more than 300 other IPO’s; all of these cases have been coordinated as In re Initial Public Offering Securities Litigation, 21 MC 92. In a negotiated agreement, individual defendants, including all of the individuals named in the complaint filed against the Company, were dismissed without prejudice, subject to a tolling agreement. Issuer and underwriter defendants in these cases filed motions to dismiss and, on February 19, 2003, the Court issued an opinion and order on those motions that dismissed selected claims against certain defendants, including the Rule 10b-5 fraud claims against the Company, leaving only the Section 11 strict liability claims under the Securities Act of 1933 against the Company. A committee of our Board of Directors has approved a settlement proposal made by the plaintiffs. On February 15, 2005, the Court issued an order granting conditional preliminary approval of the settlement. On August 31, 2005, the Court entered an order confirming its preliminary approval of the settlement. A hearing on the fairness of the settlement to the shareholder class is set for April 24, 2006. If the settlement is not achieved, the Company will continue to aggressively defend the claims. We do not believe that the outcome of this action will have a material adverse effect on our financial position, results of operations or liquidity; however, litigation is inherently uncertain and we can make no assurance as to the ultimate outcome or effect.
      On March 18, 2004, a purported class action complaint was filed in the United States District Court for District of Colorado, entitled Smith v. Quovadx, Inc. et al, Case No. 04-M-0509, against Quovadx, Inc., its now-former Chief Executive Officer and its now-former Chief Financial Officer. The complaint alleged violations of Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended, purportedly on behalf of all persons who purchased Quovadx common stock from October 22, 2003 through March 15, 2004. The claims were based upon allegations the Company (i) purportedly overstated its net income and earnings per share during the class period, (ii) purportedly recognized revenue from contracts between the Company and Infotech Networks Group (“Infotech”) prematurely, and (iii) purportedly lacked adequate internal controls and was therefore unable to ascertain the financial condition of the Company. The action sought damages against the defendants in an unspecified amount. Thereafter, eight additional, nearly identical class action complaints were filed in the same court based on the same facts and allegations. Subsequently, all but one of the actions, entitled Heller v. Quovadx, Inc., et al., Case No. 04-M-0665 (OES) (D. Colo.), were dismissed. On June 10, 2004, the plaintiff in Heller filed a first amended complaint, which asserts the same claims as those asserted in the original complaint, and includes allegations regarding the Company’s accounting for certain additional transactions. On September 8, 2004, the court approved the appointment of David Heller as lead plaintiff. On September 29, 2004, the court denied defendants’ motions to dismiss the first amended complaint and approved the appointment of Mr. Heller’s counsel as lead plaintiff’s counsel. On October 14, 2004, the Company and the other defendants filed answers to the first amended complaint, denying allegations of wrongdoing and asserting various affirmative defenses. On January 13, 2005, the court approved a scheduling order that, inter alia, requires fact discovery, which has commenced, to conclude eight months after the court issues an order certifying a class. The court issued its order certifying the class action on April 12, 2005. The deadline for completing fact discovery is December 12, 2005. No trial date has been set. The class action is still in the preliminary stages, and it is not possible for us to quantify the extent of potential liability, if any.
      On March 22, 2004, a shareholder derivative action was filed in the District Court of Colorado, County of Arapahoe, entitled Marcoux v. Brown et al, against the members of the Board of Directors and certain now-former officers of Quovadx alleging breach of fiduciary duty and other violations of state law. The Company is named solely as a nominal defendant against which no recovery is sought. This complaint generally is based on the same facts and circumstances as alleged in the class action complaint discussed above, alleging that the defendants misrepresented Quovadx financial projections and that one of the defendants violated state laws relating to insider trading. The action seeks damages in an unspecified amount against the individual defendants, disgorgement of improper profits and attorney’s fees, among other forms of relief. On or about April 21, 2004, a second, nearly identical shareholder derivative complaint, seeking the same relief, was filed in the United States District Court for the District of Colorado, entitled Thornton v. Brown, et al. On or about May 20, 2004, a third, nearly identical shareholder derivative complaint, seeking the same relief, was filed in the District Court of Colorado, County of Arapahoe, entitled Jaroslawicz v. Brown, et al. The three shareholder derivative actions are now all pending in the Colorado state court. The court has consolidated the three actions into a single consolidated action and extended the deadline for the filing of a consolidated amended complaint to December 1, 2005. The shareholder derivative action is still in the preliminary stages, and it is not possible for us to quantify the extent of potential liability, if any.
      On May 17, 2004, a purported class action complaint was filed in the United States District Court for the District of Colorado, entitled Henderson v. Quovadx, Inc. et al, Case No. 04-M-1006 (OES), against Quovadx, Inc., its now-former Chief Executive Officer, its now-former Chief Financial Officer and its Board of Directors. The complaint alleged violations of Section 11 and Section 15 of the Securities Act of 1933, as amended, purportedly on behalf of all former shareholders of Rogue Wave Software, Inc. who acquired Quovadx common stock in connection with the Company’s exchange offer effective December 19, 2003. The claims are based upon the same theories and allegations as asserted in the Section 10(b) class action described above. The court denied plaintiff’s motion to consolidate this Section 11 action with the Section 10(b) cases. On July 14, 2004, the Company and outside director defendants filed an answer to the complaint, denying allegations of wrongdoing and asserting various affirmative defenses. On October 4, 2004, the Company’s former CEO and CFO filed an answer to the complaint, denying allegations of wrongdoing and asserting various affirmative defenses. On June 29, 2005, the court appointed the Special Situations Fund as lead plaintiff. On July 26, 2005, the lead plaintiff filed an amended complaint. The amended complaint asserts the same claims as those asserted in the original complaint, and includes an additional allegation that the Infotech revenue was falsely recognized as part of a fraud to inflate Quovadx’ stock price for the Rogue Wave acquisition. On August 1, 2005, the court approved the appointment of Special Situations Fund’s counsel as lead plaintiff’s counsel. On August 23, 2005, the Company and outside director defendants filed an answer to the amended complaint, denying allegations of wrongdoing and asserting various affirmative defenses. On August 25, 2005, the Company’s former CEO and CFO filed an answer to the amended complaint, denying allegations of wrongdoing and asserting various affirmative defenses. The court has indicated that discovery in this action should be coordinated with discovery in the Heller action. This class action also is in the preliminary stages, and it is not possible for us to quantify the extent of potential liability, if any.
      On April 12, 2004, the Company announced that the Securities and Exchange Commission (“SEC”) had notified the Company that it’s previously announced informal inquiry has become a formal investigation pursuant to an “Order Directing Private Investigation and Designating Officers to Take Testimony.” The SEC is investigating transactions entered into during the third quarter of 2002 and transactions entered into during 2003 including two distributor contracts totaling approximately $1.0 million and transactions between Quovadx and Infotech. The investigation is continuing, and the Company continues to provide documents and information to the SEC.
      The Company is engaged from time to time in routine litigation that arises in the ordinary course of our business.

Item 6.	Exhibits
      (a) Exhibits
      The exhibits listed in the accompanying Exhibit Index to this quarterly report on Form 10-Q are filed, furnished or incorporated by reference as part of this quarterly report.

SIGNATURES
      In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized, on the 31st day of October 2005.

QUOVADX, INC.

By:	/s/Harvey A. Wagner

Harvey A. Wagner
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/Matthew T. Pullam

Matthew T. Pullam
Executive Vice President, Chief Financial Officer
and Treasurer
(Principal Financial Officer)

By:	/s/Juan C. Perez

Juan C. Perez
Vice President, Controller
and Chief Accounting Officer

EXHIBIT INDEX

Exhibit
Number		Description of Document

2.1		Agreement and Plan of Merger, dated as of August 13, 2003, by and among CareScience, Inc., the Registrant and Carlton Acquisition Corporation (incorporated by reference to Annex A to the Prospectus filed by the Registrant under Rule 424(b)(3) on September 18, 2003).
2.2		Agreement and Plan of Merger, dated as of November 3, 2003, by and among Rogue Wave Software, Inc., the Registrant and Chess Acquisition Corporation (incorporated by reference to Annex A to the Prospectus filed by the Registrant under Rule 424(b)(3) on December 16, 2003).
3.1		Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended March 31, 2003, filed on May 13, 2003).
3.2		Bylaws of the Registrant (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-1 of the Registrant, filed on November 2, 1999, Registration No. 333-90165).
4.1		Specimen stock certificate representing shares of Common Stock of the Registrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of the Registrant, filed on October 16, 2001).
4.2		Preferred Stock Rights Agreement, dated as of July 24, 2000, between the Registrant and ChaseMellon Shareholder Services, L.L.C., as Rights Agent, including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively (incorporated by reference to Exhibit 1 to the Registration Statement on Form 8-A of the Registrant, filed on July 28, 2000).
10	.1*	Amended and Restated 1997 Stock Plan and related agreements (incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K of the Registrant for the year ended December 31, 2004, filed on March 10, 2005).
10	.2*	Amended and Restated 1999 Employee Stock Purchase Plan and related agreements dated November 1, 2005.
10	.3*	Amended and Restated 1999 Director Option Plan and related agreements (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8 of the Registrant, filed on May 16, 2002, Registration No. 333-88408).
10	.4*	Amended and Restated 2000 Nonstatutory Stock Option Plan and related agreements (incorporated by reference to Exhibit 4.9 to the Registration Statement on Form S-8 of the Registrant, filed on April 1, 2003, Registration No. 333-104184).
10	.5*	Amended Quovadx, Inc. Executive Management 2005 Annual Bonus Incentive Plan (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of the Registrant, filed on September 14, 2005).
10	.6*	Healthcare.com Corporation Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Post-Effective Amendment No. 1 to Form S-4 on Form S-8 Registration Statement of the Registrant, filed on August 16, 2001, Registration No. 333-64282).
10	.7*	Healthcare.com Corporation Nonqualified Stock Option Plan (incorporated by reference to Exhibit 4.2 to the Post-Effective Amendment No. 1 to Form S-4 on Form S-8 Registration Statement of the Registrant, filed on August 16, 2001, Registration No. 333-64282).
10	.8*	Rogue Wave Software, Inc. 1996 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 to the Post-Effective Amendment No. 1 to Form S-4 on Form S-8 Registration Statement of the Registrant, filed on January 8, 2004, Registration No. 333-110388).
10	.9*	Rogue Wave Software, Inc. 1997 Equity Incentive Plan (incorporated by reference to Exhibit 4.2 to the Post-Effective Amendment No. 1 to Form S-4 on Form S-8 Registration Statement of the Registrant, filed on January 8, 2004, Registration No. 333-110388).

Exhibit
Number		Description of Document

10	.10*	Asset Purchase Agreement, dated as of August 25, 2003, by and between CMI Corporate Marketing, Inc. (d/b/a Compuflex International) and the Registrant (incorporated by reference to Exhibit 10.14 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended March 31, 2004, filed on August 16, 2004).
10	.11*	Severance Agreement, dated as of April 11, 2004, by and between the Registrant and Lorine R. Sweeney (incorporated by reference to Exhibit 10.17 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended June 30, 2004, filed on August 16, 2004).
10	.12*	Severance Agreement, dated as of April 11, 2004, by and between the Registrant and Gary T. Scherping (incorporated by reference to Exhibit 10.18 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended June 30, 2004, filed on August 16, 2004).
10	.13*	Employment Agreement, dated as of February 10, 2005, by and between the Registrant and Melvin L. Keating (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of the Registrant, filed on February 11, 2005).
10	.14*	Separation Agreement, dated as of August 1, 2005, by and between the Registrant and Melvin L. Keating (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K of the Registrant, filed on August 4, 2005).
10	.15*	Employment Agreement, dated as of October 8, 2004, by and between the Registrant and Harvey A. Wagner (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of the Registrant, filed on October 12, 2004).
10	.16*	Employment Agreement, dated as of August 15, 2005, by and between the Registrant and Matthew T. Pullam (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K of the Registrant, filed on August 4, 2005).
10	.17*	Form of Executive Employment Agreement (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of the Registrant, filed on February 16, 2005).
10	.18*	Form of Lockup Agreement, dated as of September 30, 2005 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Registrant, filed on October 4, 2005).
10.19		Form of Indemnification Agreement entered into by the Registrant with each of its directors and executive officers (incorporated by reference to Exhibit 11.1 to the Annual Report on Form 10-K of the Registrant for the year ended December 31, 2001, filed on March 26, 2002).
10.20		Restated License Agreement, dated as of April 1, 1995, by and between the Trustees of the University of Pennsylvania and Care Management Science Corporation (filed under a confidential treatment request on March 14, 2000, as Exhibit 10.3 to the Registration Statement on Form S-1 of CareScience, Inc., Registration No. 333-32376 and incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K of the Registrant for the year ended December 31, 2003, filed on March 18, 2004).
10.21		License Agreement, dated as of October 2, 2000, by and between California HealthCare Foundation and CareScience, Inc. (filed under a confidential treatment request on March 26, 2002, as Exhibit 10.14 to the Annual Report on Form 10-K of CareScience, Inc. for the year ended December 31, 2001, Commission File No. 0-30859, and incorporated by reference to Exhibit 10.24 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended September 30, 2004).
10.22		License Agreement, dated as of July 30, 2001, by and between 3550 University City Science Center Associates as licensor and CareScience, Inc., as licensee, for the license to use a portion of a building for a data center (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K of the Registrant for the year ended December 31, 2003, filed on March 18, 2004).
10.23		Licensor’s Consent to Assignment of License between CareScience, Inc. and the Registrant, dated as of September 18, 2003, by 3550 University City Science Center Associates as licensor (incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K of the Registrant for the year ended December 31, 2003, filed on March 18, 2004).
10.24		Equity Buy-Back Agreement, dated as of June 29, 2004, by and between the Registrant and Royal Health Care of Long Island LLC (d/b/a Royal Health Care, LLC) (incorporated by reference to Exhibit 10.25 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended June 30, 2004, filed on August 16, 2004).

Exhibit
Number		Description of Document

10.25		Asset Purchase Agreement, dated as of December 31, 2004, by and between the Registrant and Royal Health Care Data Center LLC (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of the Registrant, filed on January 3, 2005).
10.26		Master Services Agreement, dated September 30, 2005, by and between the Registrant and VeriCenter, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Registrant, filed under a confidential treatment request on October 6, 2005).
31.1		Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2		Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
32	.1**	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(b) and Rule 15d-14(b), promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.
32	.2**	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(b) and Rule 15d-14(b), promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.

*	Identifies exhibit that consists of or includes a management contract or compensatory plan or arrangement.

**	This certification is furnished to, but not filed, with the Commission. This certification shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Registrant specifically incorporates it by reference.