Form 10-K
period 2005-12-31
QUOVADX INC
filed 2006-03-08
CIK 1094561

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-29273

Quovadx, Inc.
(Exact name of registrant as specified in its charter)

Delaware	85-0373486
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7600 E. Orchard Rd., Suite 300 S Greenwood Village, Colorado (Address of principal executive offices)	80111 (Zip Code)

Registrant’s telephone number, including area code:
(303) 488-2019

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class
Common Stock, par value $0.01 per share
Preferred Stock Purchase Rights

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicated by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark if the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.)

Large accelerated filer ☐          Accelerated filer ☑          Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 30, 2005, (the last business day of the registrant’s most recently complete second fiscal quarter), the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $97 million, based on the closing sale price as reported on the NASDAQ National Market.

As of March 1, 2006, there were 41,646,789 shares of Common Stock of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates certain information by reference from the registrant’s definitive proxy statement for its 2006 Annual Meeting of Stockholders, which proxy statement is to be filed with the Securities and Exchange Commission within 120 days after the end of the Company’s fiscal year end on December 31, 2005.

FORWARD-LOOKING STATEMENTS

All statements, trend analysis and other information contained in this Annual Report on Form 10-K (“Annual Report”) of Quovadx, Inc. (“Quovadx,” the “Company,” the “Registrant,” “we” or “us”) and the information incorporated by reference that are not historical in nature are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, discussions relative to markets for our products and trends in revenue, gross margins, financial condition, cash flows, results of operations and anticipated expense levels, as well as other statements including words such as “anticipate,” “believe,” “plan,” “estimate,” “expect” and “intend” and other similar expressions. All statements regarding the Company’s expected financial position and operating results, business strategy, financing plans, and forecast trends relating to our industry are forward-looking statements. These forward-looking statements are subject to business and economic risks and uncertainties, and our actual results of operations may differ materially from those contained in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in “Risk Factors” below under Item 1A.

Trademarks

CLOVERLEAF, the phrase “connected by CLOVERLEAF” the CLOVERLEAF logo, the CareScience logo, HOSTACCESS, INSURENET, QDX, ROGUE WAVE, the Rogue Wave logo, SOURCEPRO, STINGRAY, the Stingray logo, and WEBACCEL are registered trademarks or service marks of Quovadx, Inc. in the United States and/or select foreign countries; and CareScience, QDX, QUOVADX, and the QUOVADX logo, are trademarks of Quovadx, Inc. The absence of a trademark from this list does not constitute a waiver of Quovadx, Inc.’s intellectual property rights concerning that trademark. This document may contain references to other companies, brand and product names. These companies, brand and product names are used herein for identification purposes only and may be the trademarks of their respective owners.

PART I

Item 1.	Business

Overview

Quovadx offers software and services for application and system development, extension, integration and analysis to enterprise customers worldwide. Quovadx is comprised of three divisions: the Integration Solutions division (“Integration Solutions” or “ISD”), which offers private and public healthcare organizations interoperability solutions for clinical and financial integration; the CareScience division (“CareScience”), which provides care management and analytical solutions to hospitals and health systems; and the Rogue Wave Software division (“Rogue Wave”), which provides reusable software components and services to professional developers for enterprise-class application development.

We maintain a website with the address www.quovadx.com. We are not including the information contained on our website as part of, or incorporating it by reference into, this report. Through our website, we make available all of our filings with the Securities and Exchange Commission. Our corporate offices are located at 7600 E. Orchard Road, Suite 300 S Greenwood Village, Colorado 80111, and our telephone number is (303) 488-2019.

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

Since the initial public offering, we have completed several acquisitions to expand our product offerings and customer base. From November 2000, through March 2002, we completed the acquisitions of the stock or assets of Integrated Media Inc., Confer Software, Healthcare.com Corporation, Pixel Innovations Ltd. (now Quovadx Ltd.),

and Outlaw Technologies, Inc., to expand the customer base and product and services offerings to position Quovadx to compete in the enterprise integration market. These assets are now utilized primarily by ISD.

In the third quarter of 2003 we acquired CareScience, Inc. to extend our product and service offerings to include CareSciencetm products, to bring capabilities to care management application offerings, to enhance our position in the nascent Regional Health Information Organization market and to leverage our ISD healthcare customer base and brand recognition. In the fourth quarter of 2003 we acquired Rogue Wave Software, Inc. to expand our penetration into new markets, to enhance our competitive position with the ROGUE WAVE® brand, and to increase our customer base and revenue stream. As a result of these acquisitions, we reorganized the Company into three operating divisions in 2004, with a centralized headquarters staff.

On March 15, 2004, the Company announced that, due to collectability issues arising from third and fourth quarter contracts with Infotech Network Group (“Infotech”), it was necessary to restate third quarter 2003 financial results and revise fourth quarter 2003 financial results to reverse all previously recorded revenue associated with the Infotech transactions. Subsequently, the SEC initiated a formal investigation of our accounting practices which is not concluded as of the date of this report. Additionally, the Company, in conjunction with new management and under the direction of the Board of Directors, undertook a review of all accounting policies estimates, judgements and practices. As of result of this subsequent review, additional accounting inaccuracies were identified affecting the Company’s financial results for the years ended December 31, 2003 and 2002 and the Company restated its historical financial results for those years. The restated financial statements were filed with the SEC on form 10K/A in August 2004. The internal review of prior year financial statements and resulting restatement also caused us to be delinquent in filing our March 31, 2004 Form 10-Q, which was also filed in August 2004. Our inability to timely file the first quarter 2004 Form 10-Q caused NASDAQ to initiate a delisting action in May 2004. Following our March 2004 restatement announcement, various shareholder class-action and derivative lawsuits were filed against the Company, certain former officers and, in the case of certain of the lawsuits, against our independent directors.

In April 2004, our CEO and CFO resigned. During the second quarter of 2004, under the direction of our new management, and in connection with our internal review of our historical accounting policies, practices and controls, we began making changes to enhance our accounting procedures. Our ongoing internal review has included an evaluation of our policies and procedures for disclosure and internal controls, corporate governance and other processes, in order to enhance the accuracy, completeness, consistency and timeliness of our financial information and reporting.

In 2004, we also recorded asset impairment charges totaling $7.2 million in our ISD segment. As part of these impairment charges, we impaired $4.8 million of our internally developed and acquired capitalized software related to discontinued products. Our decision to discontinue products resulted from our new management’s effort to refocus our resources to products that would generate revenues in the near term and to conserve cash.

In 2004, we divested non-strategic assets. In June 2004 we sold our minority equity investment in Royal Healthcare LLC. On December 31, 2004, we also sold the assets of our Albuquerque, New Mexico Data Center and its Management Care Transaction Manager (“MCTM”) system to Royal. The data service center and MCTM system no longer fit into our strategic plan. In the third quarter of 2004, we also sold the Healthcare.com domain name. A total gain of $2.0 million was recognized for these four assets dispositions.

In 2005 we have focused on executing to our strategic business plan to improve our financial condition and results of operations.

QUOVADX Divisions

Quovadx is comprised of three divisions, each with its own management, sales and marketing, and research and development groups. Strategically, we are primarily focused on launching new products and enabling new solutions in each division, including our Intelligent Health Broker (“IHB”) offering in ISD, a new solution for external public reporting in CareScience and a new service-oriented architecture (SOA) product and service suite called ROGUE WAVE® Hydra in Rogue Wave. Our strategic plans also include new releases and expanded deployment of our existing products including Cloverleaf and Cash Accelerator in ISD, Quality Manager in CareScience and Stingray in Rogue Wave. We plan to continue to expand our business through indirect channels by adding new capabilities to existing products and continuing to cultivate new distributors, system integrators and technology partners, both in North America and internationally. We plan to continue our advocacy efforts with various legislative, regulatory and standards development organizations throughout the healthcare and technology sectors. We expect to continue to promote interoperability and data sharing across healthcare communities by working with our customers, channel partners and regulatory bodies to improve clinical outcomes and capitalize on new strategic, regulatory and reimbursement initiatives.

Integration Solutions Division

ISD is a global provider of application and data integration solutions with a proven track record for providing secure connectivity and data exchange between disparate enterprise application systems. ISD relies upon its strong technical capabilities and innovative business perspectives in applying the “power of integration” to the most complex customer situations. ISD’s primary focus is working with healthcare systems, public health and safety organizations, and offers vertically focused solutions to improve business processes and leverage existing technology systems.

ISD solutions are based on the ability to tailor our integration technology to create solutions and to solve customer integration needs.

Our offerings include the CLOVERLEAF Integration Suite (which includes CLOVERLEAF® Integration Services, Business Process Management Services (BPMS) and Screen Rejuvenator), the Intelligent Health Broker Suite, the Cash Accelerator Suite (which includes INSURENET® Direct and INSURENET® Hub), and Identity Services, a solution set based on products from Initiate Systems, Inc. that we resell as part of our solutions offering.

CLOVERLEAF® Integration Suite.  CLOVERLEAF® Integration Suite is anchored by CLOVERLEAF® Integration Services. Cloverleaf Integration Services delivers powerful application level integration using a vast library of application integration adapters. The intuitive development environment enables users to create interfaces on multiple platforms, provides testing tools to unit test development and dynamically promotes interfaces from a testing site to the production site. Cloverleaf Integration Services also allows users to monitor message flow through the engine in an environment in real time through a single web browser with customized views of the enterprise’s business and technical activities.

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

Screen Rejuvenator.  A component of the CLOVERLEAF® Integration Suite, Screen Rejuvenator supports numerous emulations and enables developers to re-engineer legacy applications in a non-invasive manner since no changes to the host code are required. With legacy data as the basis, web developers can quickly create new composite web applications using many interfaces including Web, WAP, Visual Basic, C++, and Java.

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

Cash Accelerator INSURENET® Suite.  The Cash Accelerator INSURENET Suite includes:

•	INSURENET® Hub, through a single, unified user interface, offers real-time access to commercial and government payers for multiple transaction types. ISD currently has relationships with premier payer clearinghouses including HDX, Emdeon (formally WebMD), and MedAvant Healthcare Solutions. As a group, these clearinghouses cover the vast majority of payers in the United States. ISD manages these relationships and has built a “state-of-the-art” technology infrastructure to support the INSURENET Hub.

•	INSURENET® Direct. Cash Accelerator INSURENET® Direct is a complete electronic data interchange (“EDI”) solution platform that allows healthcare organizations to reduce dependence on clearinghouses with direct connections to payers. Many healthcare organizations that rely on one or a handful of clearinghouses have experienced the lack of availability of one or more strategic payers. Cash Accelerator provides the tools needed to connect directly to the most strategic payer partners by exchanging Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) certified and validated transactions. INSURENET Direct links constituent systems and access points, automating all of the connections between payers and providers.

Identity Services.  Identity Services is a solution for the elimination of duplicate patient or provider records within and across disparate databases. The Identity Services solution is based on the Initiatetm Identity Hub from Initiate Systemstm Inc. and is used by both payer and provider organizations to create a single enterprise view of an individual.

Intelligent Health Broker Suite.  IHB Suite, which is expected to be available in 2006, leverages BPMS and Cloverleaf Integration Services to enable legacy applications to become web services enabled. IHB also enables the process orchestration of transactions flowing among disparate systems.

Quovadx Health Interoperability Solutions.  Health Interoperability Solutions is a new positioning of products for ISD in 2006. By simplifying technology and unifying information standards, we have created solutions to meet the day-to day business needs for healthcare enterprises. These solutions utilize our existing products to create new solutions suites to meet the needs of clinical, financial and governmental aspects of the healthcare industry.

Quovadx Clinical Interoperability Solutions support secure, private transactions for clinical patient data to authorized clinicians and healthcare professionals, and enables healthcare providers, communities and business partners to share critical clinical data to improve patient care and facilitate the advancement of community and public health. Clinical Interoperability Solutions includes the following solutions.

•	Quovadx MD Office Gateway includes tools to enable physicians to connect to important partners such as hospitals, labs and pharmacies. In addition, the solution allows physician offices to participate in local and regional health information exchange initiatives.

•	Quovadx eRx Gateway and Medication History Hub delivers support for the receipt of medication history at points of care and enable technology vendors to take advantage of e-prescribing standards such as the National Council for Prescription Drug Programs (“NCPDP”).

•	Quovadx RHIO Gateway provides the technology and infrastructure to facilitate participation in local and regional healthcare information organization (RHIOs). RHIO Gateway allows authorized healthcare professionals from large or small organizations to become members of local or region-wide clinical data sharing networks enabling access to clinical information at the point of patient care.

Quovadx Financial Interoperability Solutions provide a single-source revenue and transaction management solution for financial system integration and workflow to support HIPAA requirements, including insurance eligibility, Medicaid and Medicare reimbursements, national provider ID implementation, charity care qualification, and direct transactions between health plans and providers. Financial Interoperability Solutions includes the following solutions.

•	Quovadx Self-pay Assessment Solutions is a complete integrated solution for ascertaining patient insurance eligibility and status, obtaining correct patient demographic information, applying charity care and Medicaid qualifications rules and integrating this data into patient accounting workflow.

•	Quovadx National Provider ID (“NPI”) is a cross-indexing solution that allows for the creation of an enterprise view of key healthcare provider partners and their associated IDs and provides support to meet the HIPAA requirements.

•	Quovadx Payer-to-Provider Exchange is an advanced technology platform that enables connection to over 2,000 health plans in the United States via HIPAA compliant transactions to improve claims processing.

ISD also provides professional services to assist customers in the implementation of solutions, consulting services and education and training.

Integration Solutions Division Markets and Customers

The Integration Solutions division concentrates on providing software and services to the healthcare, public safety and public health markets to enable integration of disparate applications and business processes to achieve strategic advantage. Through direct customer contracts and distribution channels, ISD provides services to a significant percentage of large integrated delivery networks (“IDN”) in the provider marketplace. Our public sector customers represent leading counties in the area of criminal justice, as well as leading departments of health at the state level. Additionally, ISD generates 15% of its license revenue from its international operations.

In addition, many healthcare information technology (“HIT”) vendors rely on ISD to provide them with the integration solutions needed to connect their applications to those of their customers. In this way, HIT vendors are able to concentrate their development resources on core application functionality in lieu of the challenges of integration.

ISD has a large outsourcing contract with a major customer that accounted for 32% of total divisional revenue in 2005. The contract is scheduled to terminate in November 2006.

Competition.  Software tools sold by our Integration Solutions division compete with other integration software and tools companies such as Sun Microsystems’ SeeBeyond product suite, Microsoft’s BizTalk, Orion, InterSystems, Sybase, Systinet, and IONA Technologies. In addition, ISD competes with system integrators for implementation services projects. Though competition in the application development market and the healthcare market is strong, our software and service offerings are competitive and our infrastructure is adequate to continue to enhance our products. However, many of these competitors have greater financial and organizational resources than we do.

Integration Solutions Division Sales and Marketing

ISD employs a sales team that generates direct sales from customers. In addition, a significant portion of sales are generated by channel partners and resellers. Most ISD international sales are indirect.

Integration Solutions Division Research and Development

ISD has an internal research and development department that supports existing products and develops new products. Additionally, ISD has a large outsourcing contract with an overseas company to provide assistance in developing and supporting products.

CareScience Division

The CareScience division provides care management services and analytical solutions to hospitals and health systems, to access and analyze information about patient care practices, physician and facility performance, care processes, resources and outcomes through a hosted ASP model. In addition, CareScience has provided services and a product implementation for community-wide clinical data exchange to support Regional Health Information Organizations (RHIOs).

CareScience Division Products and Services

CareScience Quality Manager.  CareScience Quality Manager applies analytic methods to clinical data in order to help health care provider organizations improve their clinical performance by assisting users in:

•	improving patient throughput,

•	reducing medical errors and complications,

•	improving compliance with evidence-based medicine, and

•	improving documentation and information handling.

The CareScience Quality Manager helps health care provider organizations take advantage of the vast data resources that often remain trapped or underused within organizations through an internet-based interface which enables remote access by medical officers, clinical analysts, physicians and health care professionals.

CareScience clients use the Quality Manager to analyze their clinical performance and, in turn, to help improve clinical outcomes and efficiency. The Quality Manager leverages the copyrighted, statistical methodologies for risk adjustment, developed at the University of Pennsylvania’s School of Medicine and Wharton School of Business. This methodology allows for greater breadth, control and comprehensiveness of data analysis and outcome measurement.

The Quality Manager supports the Core Measures dataset requirements for the Joint Commission on Accreditation of Healthcare Organizations (“JCAHO”) and the Centers for Medicare & Medicaid Services (“CMS”). Core Measures are standardized sets of valid, reliable and evidence-based performance measures that were introduced by JCAHO to address the challenges of standardization and benchmark comparisons. Core Measures is integrated with the CareScience Quality Manager and allows data abstraction for accreditation reporting. As an approved Core Measures vendor for all five of JCAHO Core Measure sets, CareScience solutions enable hospitals to perform data abstraction, processing, validating and reporting solution to meet their JCAHO and CMS requirements.

CareScience also provides professional services to assist customers in the implementation of solutions to ensure realization of expected benefits. These services include varying ranges of support, mentorship and facilitation, from education and staffing to redesigning and/or outsourcing of system-wide care management functions. CareScience staff provide support of evidence-based medicine, patient safety, process improvement, care coordination, data analysis and both clinical and financial accountability.

CareScience Data Manager.  As a data integration and communication platform, CareScience Data Manager provides a simplified, efficient process for managing data submission to various clinical internal systems, including the CareScience Quality Manager, as well as external organizations. Data Manager allows for faster data loading and validation, more granule selection of data inclusions and finely tuned reports delivered in an automated electronic format.

CareScience National Comparatives.  CareScience National Comparatives allows users to compare their clinical and financial outcomes to a national database of acute care facilities. Comparisons can also be made by resource use patterns across diagnostic related groups (“DRG”), diagnosis, procedure, and other parameters. These resource-level comparisons provide valuable insight into practice variations between a user’s facility and national benchmarks.

CareScience Clinical Terminology Services.  The CareScience Clinical Terminology Services maps customer resource data to the National Library of Medicine’s Unified Medical Language System standard terminology, helping to create a common coding definition for tests, therapies, interpretations and related activities. Comparisons across health system facilities, or the CareScience national dataset, are available for resource-based utilization and outcome.

CareScience Standards of Care.  CareScience Standards of Care, which should be available in 2006, is a single source performance reporting and benchmarking tool that features a robust clinical-quality indicator “scorecard” that helps healthcare providers manage the multitude of existing and new quality measure for public reporting to external agencies. It is an internet-based, HIPAA-compliant encrypted software tool designed for use by clinical staff, quality and performance analysts and executives. The Standards of Care solutions should allow customers to:

•	Manage the influx of existing and new quality measures for public reporting

•	Collect, analyze and submit data to organizations like CMS, JCAHO, The Leapfrog Group and the Institute for Healthcare Improvement (“IHI”)

•	Preview data prior to public reporting, allowing customers to proactively implement improvement plans as well as develop a strategy for addressing areas of concern

•	Reduce the resource drain on internal staff by providing a single chart review and point of data entry for all measure sets

•	View organization-specific reports

•	Benchmark against other hospitals and health systems

•	Access real time quality indicator scorecard reports

CareScience Division Markets and Customers

Our CareScience Quality Manager, Standards of Care, Data Manager and other solutions focus on mid to large sized hospitals and healthcare organizations, which strive to assess, manage and improve the patient care process. These organizations use our Quality Manager, and its consulting solutions, to identify, prioritize and quantify clinical opportunities, and to implement strategies that have a real-world impact on patient care. From improving clinical performance and uncovering care process efficiencies, all CareScience solutions support client efforts to deliver the “business case for quality,” a model that builds on the fact that both payers and consumers prefer quality and that health systems delivering quality will benefit from both higher revenue and lower costs.

Competition.  Applications sold by our CareScience division compete with products offered by vendors such as Premier, Inc., Solucient, and MedAI. Though competition in the healthcare market is strong, our software and service offerings are competitive and our infrastructure is adequate to continue to enhance our products. However, many of these competitors have greater financial and organizational resources than we do.

CareScience Division Sales and Marketing

CareScience employs a sales team that generates direct sales from customers. CareScience plans to expand into indirect sales in 2006.

CareScience Division Research and Development

CareScience division has an internal research and development department that performs all the research and development activities for the division. Additionally, CareScience outsources some of their research and development activities.

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

Rogue Wave Products and Services

Our high-performance C++ development tools for technologists include the Lightweight Enterprise Integration Framework (LEIF), SOURCEPRO® C++ Suite and the Stingray® product line. Rogue Wave also provides the Host Access terminal emulation product, allowing end users operating Windows PCs to access legacy character-based applications. Rogue Wave Hydra, which we expect to release in 2006, provides support for both C++ and Java developers, enabling high-performance service-oriented applications.

Lightweight Enterprise Integration Framework.  The Rogue WaveLEIF is designed to integrate C++ applications with extensible markup language (“XML”) data and web services, providing support for a service-oriented architecture. The product enables C++ systems to communicate with applications created in other languages, both within and outside the enterprise. LEIF employs industry-standard networking, XML and web services technologies to expose the functionality of business-critical C++ applications to other disparate application and business processes. By easing the integration of XML with C++ applications, LEIF allows existing high-performance C++ applications to interoperate seamlessly with virtually any type of software system. Our LEIF product provides a powerful platform for developers with a need to interoperate in a service-oriented environment.

SOURCEPRO® C++ Suite.  Rogue Wave’s SourcePro C++ Suite increases the productivity of the professional developer, enabling projects to be delivered on schedule. The software supports technology environments that utilize multiple hardware platforms, operating systems and databases, through tested and standardized C++ libraries that work across various systems. SourcePro C++ handles the intricacies of complex software development tasks like threading, string handling and internationalization and helps development teams build high-performance, critical enterprise applications for a global market. Ultimately, SourcePro C++ helps reduce development and maintenance costs, accelerates project deployment, and enables applications to grow and evolve with changing business needs. SourcePro C++ allows developers to achieve development productivity normally associated with simpler, less sophisticated languages, yet enables all of the performance advantages that the C++ programming language is known for. Development tools using C++ programing language are diminishing in usage compared to other programming languages, and as such we anticipate declines in revenue from SourcePro products.

The key benefits SourcePro C++ Suite delivers include:

•	Multiplatform Support. Cross-platform support allows technologists to develop applications and deploy software systems in a wide variety of environments with minimal development modification. SourcePro C++ tools incorporate basic and routine operations, allowing developers to focus on creating the business logic in an application, rather than the low-level details of their development environments. Currently SourcePro supports 51 separate hardware/operating system platforms and 14 databases.

•	Support for Distributed Applications. Programmers who develop complicated, large and distributed applications can use the SourcePro C++ products to make their applications work in concert, across multiple systems, interfacing seamlessly.

•	Enterprise Scalability. SourcePro C++ tools help programmers develop flexible, modular applications that can be easily extended and enhanced.

•	Highly Customizable. SourcePro C++ enables developers to customize the components for their own specialized applications. Developers can use the standard application programming interfaces and avoid granular programming details, or can drill down to the native code when required.

•	Tailored Application. The SourcePro C++ Suite consists of four modules, each tailored for a specific area of C++ application development:

•	SOURCEPRO® Core handles the low-level intricacies of the C++ language, which enhances developer productivity.

•	SOURCEPRO® DB provides a consistent, high-level C++ interface to work with relational databases from 13 different vendors.

•	SOURCEPRO® Net supplies components for building network and Internet-enabled applications.

•	SOURCEPRO® Analysis delivers components for solving mathematical problems in business and research.

STINGRAY®.  ROGUE WAVE® STINGRAYproducts help companies create scalable, distributed graphical user interface (GUI) applications that can be easily integrated with enterprise systems. By providing the graphical components required to mimic the look and feel of Microsoft® applications, Stingray products help companies quickly create GUIs with functionality that is consistent with the Microsoft standard, thereby increasing end-user acceptance and use.

The Stingray products include:

•	Objective Grid is an advanced grid component that mimics many of the features of Microsoft® Excel®, including support for database connectivity.

•	Objective Toolkit is a broad library of drop-in components that address areas not covered by Microsoft Foundation Classes (“MFC”) and ActiveX libraries, which contain a set of basic C++ building blocks for creating Windows® based applications.

•	Objective Edit offers an advanced text editors component useful for implementing an interactive environment, similar to Microsoft® Visual C++ editor, for viewing and editing source code, scripts and mark-up languages.

•	Objective Chart delivers high-performance, advanced charting capabilities, including a variety of two-dimensional chart types.

•	Object Views provides components for building drag-and-drop graphical interfaces that are Visio-like in functionality and for incorporating custom graphical objects and enhanced drawing capabilities.

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

ROGUE WAVE® Hydra.  Rogue Wave Hydra, our newest offering which will be available in 2006, is a standards-based distributed business process engine and development framework based on SOA principles, enabling an order of magnitude performance improvement in customer’s new or existing enterprise applications. By leveraging the power of parallel processing, Rogue Wave Hydra allows professional developers to construct individual components or services and tie them together in powerful, agile business processes that are managed by a distributed lightweight agent. With its flexibility in orchestration, deployment and scalability, Rogue Wave Hydra allows developers to work in the language of their choice, and supports web services and other messaging protocols to maintain vendor independence and interoperability.

Rogue Wave Software Division Markets and Customers

Rogue Wave concentrates on providing development tools and components for the professional developer across a variety of industries and vertical market segments. The largest segments are financial services, telecommunications and independent software vendors (“ISV”). The division currently supports many enterprise customers. In addition, Rogue Wave maintains partnerships with several large original equipment manufacturer (“OEM”) customers, including Intel, IBM, Sun, and Hewlett-Packard. These vendors rely on Rogue Wave to support its high-performance development tools on specific hardware platforms, enabling end customers to achieve optimum performance when using a particular OEM’s products. Additionally, Rogue Wave generates 41% of its license revenue from its international operations.

Financial services customers have relied on Rogue Wave to provide tools for mission critical systems, including numerous Wall Street firms. Rogue Wave tools are found in systems requiring the most demanding performance and reliability requirements, including real-time trading systems, risk analytics, and back-office applications.

Major telecommunications customers include well known regional bell operating companies (“RBOC’s”) and wireless providers, again with tremendous demand for reliable high-performance software systems.

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

Competition.  Software tools sold by our Rogue Wave Software division compete with IONA Technologies, Systinet (recently acquired by Mercury), IBM, BEA, Tibco and open source competitors. Though competition in the application development market is strong, our software and service offerings are competitive and our infrastructure is adequate to continue to enhance our products. However, many of these competitors have greater financial and organizational resources than we do.

Rogue Wave Software Division Sales and Marketing

Rogue Wave Software division employs a sales team that generates direct sales from customers. In addition, a significant portion of sales are generated by ISVs and resellers.

Rogue Wave Software Division Research and Development

Rogue Wave Software division has an internal research and development department that supports existing products and develops new products. Additionally, Rogue Wave uses various overseas outsourcing companies to provide assistance in developing, marketing and supporting products. In addition, the Rogue Wave research and development department collaborates with the research and development departments in the other divisions to leverage the development of products, such as Rogue Wave Hydra, to other development efforts.

Quovadx Competition

The marketplace for application development tools, systems integration software, care management services and analytical solutions is highly competitive. Competition, when coupled with the rapid evolution of technology and business practices, presents us with a challenging environment.

Competitive factors affecting us include;

•	Brand recognition and market awareness,

•	Product features, functionality and quality,

•	Comprehensiveness and quality of service offerings,

•	Ease and timeliness of implementation,

•	Adequate infrastructure,

•	Technical and industry-specific domain expertise,

•	Geographic coverage,

•	Access to distribution channels,

•	Merger and acquisition activities in our target markets, and

•	Our financial resources compared to large competitors.

Any one of these factors may contribute to our loss of market share, reduced profit margins, increased operating expense or discounted offerings.

Quovadx Sales, Marketing and Strategic Alliances

Our sales are conducted through direct sales representatives, strategic alliance partners, and distributors. Each division manages its sales force, including technical and professional resources located throughout the United States, Canada, France, Germany, Italy and the United Kingdom. Our sales are produced by a combination of direct sales and distributors. We have distribution relationships covering U.S., Europe, the Middle East, Australia, New Zealand, and Asia. The sales cycle varies depending on the size and scope of the engagement and can range from 90 to 360 days. In total there are 80 sales and marketing employees.

We focus our marketing efforts on brand awareness, educational and collateral development. These efforts support our product and service offerings, creative visualization of our offerings, management of joint marketing programs with alliance partnerships and outreach through public relations, and industry-analyst relations. Our marketing activities include: advertising, direct mail campaigns, electronic marketing campaigns, tradeshows and conferences, seminars, sponsorships, association memberships, industry advocacy, editorial outreach, speaking engagements, user group conferences, customer symposiums and continuing education.

The Company has strategic alliances and partnerships with a number of leading hardware vendors, software vendors, system integrators, software developers and distributors. These relationships include technology licensing agreements and cooperative marketing relationships, as well as exchange of development plans and strategic direction. Our partners include Microsoft Corporation, Intel Corporation, Sun Microsystems, Inc., IBM Corporation, Hewlett-Packard Company, McKesson Corporation, Per-Se Technologies, Inc., Quadramed Corporation, and GE Healthcare. In addition, leading software vendors use our development tools to develop their own products. Our products are deployed as these vendors sell their own products.

Seasonality

Although we do not consider our business to be highly seasonal, in recent years, the timing of our customers’ internal annual capital budgeting processes occasionally has resulted in higher revenue in the fourth quarter of the year, especially in the area of license sales. Additionally our quarterly sales in Europe are typically lower in the summer months due to vacation patterns in those countries. Customer buying patterns and our ability to deliver and obtain customer acceptance relative to our expectations for certain offerings, especially sales of software licenses, can create fluctuations in our results of operations.

Major Customers

One Integration Solutions division customer, the Medical University of South Carolina (“MUSC”), accounted for 15% of total consolidated revenue for the year ended December 31, 2005. The contract with MUSC is scheduled to end in 2006. The next largest customer accounted for 3% of total revenue for the year ended December 31, 2005. Each of our divisions have several large customers that individually do not generate revenue that is over 10% of total revenue, but collectively are significant. The following table indicates the revenue generated from the top five customers in each division.

Year Ended December 31,	Integration Solutions	CareScience	Rogue Wave

2005	43%	44%	16%
2004	51%	45%	12%

Intellectual Property

We consider the core technology we own and license to be fundamental to the success of our operations. In addition to our proprietary technology, we license technology from various third party vendors. We have licensed intellectual property from the University of Pennsylvania under a perpetual license. The University of Pennsylvania exclusively licenses the intellectual property underlying our online CareScience analytic processing software to us in a long term agreement. We have licensed intellectual property from the California Healthcare Foundation under a perpetual license. The California Healthcare Foundation exclusively licenses the intellectual property underlying our online CareScience analytic processing software to us in a long-term agreement.

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

Security

Effective April 20, 2005, HIPAA’s Security Standards for the Protection of Electronic Protected Health Information required healthcare providers, plans and clearinghouses to adopt measures to ensure the security of certain electronic health information. Among other things, adequate measures must be in place to protect against reasonably anticipated threats to the integrity of electronic health information and uses or disclosures of such information that are not permitted by HIPAA.

The security standards apply to certain of our employee benefit plans and the portions of our business that process healthcare transactions in electronic format and provide technical services to participants in the healthcare industry. The security standards also are applicable to many of our customers and to our relationships with those customers. Other state and federal laws concerning health information security could also impact our business. Compliance with the standards is costly and has and will continue to require modifications to some of our systems, products, and services.

Employees

As of December 31, 2005, we had a total of 485 employees, of whom 226 were ISD employees, of which 130 were assigned to the MUSC contract that is scheduled to expire in November 2006, 89 were CareScience division employees, 111 were Rogue Wave software division employees and 59 were included in our corporate organization. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

Available Information

We file the following reports with the SEC under Section 13(a) of the Securities Exchange Act of 1934: Annual Reports on Form 10-K; Quarterly Reports on Form 10-Q; Current Reports on Form 8-K; and any amendments to these reports. We make these reports available free of charge on or through our Internet website, www.quovadx.com, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC; however, information on our website should not be considered to be a part of this report or any other SEC filing. You may request a copy of these filings at no cost. Please direct your requests to:

Matthew T. Pullam
Chief Financial Officer
Quovadx, Inc.
7600 E. Orchard Road, Suite 300 S
Greenwood Village, Colorado 80111

You can also read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington DC 20549. You can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site (http://www.sec.gov) that contains our reports, proxy and information statements and other information that we file electronically with the SEC.

Item 1A.	Risk Factors

In evaluating our business, you should carefully consider the risks and uncertainties discussed in this section, in addition to the other information presented in this Annual Report on Form 10-K. The risks and uncertainties described below may not be the only risks we face. If any of these risks and uncertainties actually occurs, our business, operating results or financial condition could be materially adversely affected and the market price of our common stock may decline.

We have historically incurred losses and we may not be able to achieve or sustain profitability.

We incurred losses for the years ended December 31, 2005, 2004, and 2003. As of December 31, 2005, we had an accumulated deficit of $184.3 million. We expect to continue to invest in significant sales and marketing, research and development, general and administrative and other expenses that may exceed our gross revenue. As a result, we may continue to experience losses and negative cash flows in the future. Failure to achieve and maintain profitability, or have continued losses, or have negative cash flows, may cause our stock price to decline and impair our business and financial prospects.

We face risks related to the class action and derivative lawsuits.

Certain former officers, independent directors and the Company have been named defendants in various pending class action and derivative lawsuits. The findings and outcome of pending SEC investigations into our accounting practices may affect these lawsuits. Under Delaware law, and our charter and bylaws, we are generally obligated to indemnify our directors and officers who are named defendants in any of these lawsuits and advance legal fees and costs. We are unable to estimate our liability in these matters and we may be required to pay judgments or settlements and incur expenses in aggregate amounts that could have a materially adverse effect on our business, financial condition, results of operations and cash flows.

We carry director and officer liability insurance. However, if the plaintiffs are successful, we may not have sufficient insurance to cover the judgment or our insurers may deny coverage.

For a further description of the nature and status of these legal proceedings see, “Item 3 — Legal Proceedings.”

We have a contract with a major customer that is expected to terminate in November 2006. If we do not generate other sources of revenue before this contract terminates, or we do not renew this contract, it would adversely affect our future operating results.

An ISD outsourcing contract with the Medical University of South Carolina, representing approximately 15%, 16%, and 20% of total Company revenue, for the years ended December 31, 2005, 2004 and 2003, respectively, is expected to terminate in November 2006. Revenue from this customer represented approximately 32%, 33% and 24% of total ISD revenue for the years ended December 31, 2005, 2004 and 2003, respectively. This contract, which has historically produced low operating margins, was recently renewed for the final year of its nominal five-year term. The customer has notified us of their intention to bring these services in-house by the end of 2006. In such event, unless we are able to replace the revenue, total revenue and results of operations for the ISD and the Company beginning in 2007 would be adversely impacted.

Our future revenue growth depends on our ability to successfully launch new products.

Each of our divisions plans to launch new products or expand upon current offerings in 2006.

•	The ISD is expected to launch the Intelligent Health Broker Suite, a new product which enables legacy applications to utilize web services and provides process orchestration of transactions flowing among disparate systems.

•	The CareScience division is expected to launch CareScience Standards of Care, a new solution for external public reporting.

•	The Rogue Wave Software division is expected to launch ROGUE WAVE® Hydra, a new service-oriented architecture product and service suite.

We may not successfully launch these products on schedule and we may not achieve market penetration for these new products. With limited resources, we may not have adequate capital to market and sell Rogue Wave Hydra to the expected marketplace that could use the product. We may face difficulties in the introduction and sale of these new products if they do not meet market expectations. We anticipate that early customers will require us to prove the value and functionality of these new products on a no-risk or low-risk basis, and the sales and support costs of the introductions may be substantial or exceed our expectations. The new products may not perform as anticipated and consequently may not achieve any significant degree of market acceptance. Additionally, any delay in launching these new products may cause us to miss the window of opportunity and negatively impact our ability to grow revenue.

We operate in an industry with rapidly changing technology and, if we do not successfully modify our products to incorporate new technologies or introduce new products, we may not be able to increase revenue or our revenue may decline.

The software market in which each of our divisions compete is characterized by (1) rapid technological change, (2) frequent introductions of new products, (3) changing customer needs, and (4) evolving industry standards. To keep pace with technological developments, evolving industry standards and changing customer needs, we must support existing products and develop new products. We may not be successful in developing, marketing and releasing new products or new versions of our products that respond to technological developments, evolving industry standards or changing customer requirements. Additionally, we have limited capital resources to invest in new product development and we may not make effective investment decisions.

In addition, our performance depends on organizations requiring information delivery, and seeking outside vendors to develop, manage and maintain this software for their critical applications. Many of our potential customers have made significant investments in internally developed systems and would incur significant costs in switching to our products, which may substantially inhibit the growth of our software. These market factors may cause us to lose market share and our revenues would be adversely affected.

Further, we may face significant competition from open source software offerings that are provided to users at no charge by competitors to our Integration Solutions and Rogue Wave Software divisions. We may also experience difficulties that could delay or prevent the successful development, introduction and sale of new products and enhancements. In addition, our new products or enhancements may not adequately meet the requirements of the marketplace and may not achieve any significant degree of market acceptance. If release dates of any future products or enhancements are delayed, or if these products or enhancements fail to achieve market acceptance when released, we may not be able to increase our revenue or our revenue may decline and our business, operating results and financial condition would be adversely affected.

We face increased competition in the marketplace that could impact our operations negatively.

We face competition for our products and services from several large companies. Consolidation in the industry has resulted in many of our competitors becoming part of larger companies and these large competitors have considerably more resources to draw on than we have. Our smaller size and limited resources negatively impact our ability to grow revenue and acquire new customers.

We face saturated or diminishing markets for some of our key products.

Our core product offering from the Integration Solutions division, the CLOVERLEAF® product suite, is sold primarily to the healthcare industry. Segments of this market are close to saturation, and therefore revenues may decrease within this market segment. While the CLOVERLEAF® product suite remains competitive, the existing domestic market is becoming saturated and we may need to sell our products and solutions in new geographic areas and develop new solutions with our customers that leverage the assets of our CLOVERLEAF® product suite in order to sustain and grow revenue.

The primary development tools sold by our Rogue Wave Software division, the SourcePro® and Stingray® tools, target the C++ programming language, which is diminishing in usage when compared with other programming languages such as Java. In such circumstances, customers may elect to acquire “end of life” rights to the products, paying a one-time fee for perpetual future use. Customers who elect this option no longer have an obligation to pay for the continuing updates and support fees, thereby reducing recurring revenue for the division. We expect to launch new products to offset anticipated declines and enable growth in the Rogue Wave Software division, which could create internal competition with existing products, diminish existing revenue streams and negatively impact our revenue.

A significant portion of our recurring revenue comes from maintenance agreements that require periodic renewals.

Our ability to sustain recurring revenue is largely dependent on retaining current customers under maintenance agreements. Revenue from maintenance agreements is included in recurring services revenue and represented 27%, 27% and 17% of the total Company revenue for the years ending December 31, 2005, 2004 and 2003, respectively. We have recently experienced a decline of 2% in recurring revenue and the decline may continue. For software licensed under a perpetual license agreement, customers have the option to continue to utilize software without renewing maintenance and support. Electing to not renew maintenance and support will keep them from receiving current releases, bug fixes, telephone support and other post contract support. If we cannot maintain renewal rates we will not be able to sustain and increase revenue.

We have risk in sustaining professional service revenue in our markets.

We realize a significant percentage of revenue in our Integration Solutions division from professional services which have lower margins than our software license and maintenance revenues. Our Rogue Wave division plans to increase the amount of professional services revenue it generates based on the implementation of its new product Rogue Wave Hydra. We have recently experienced a decline of 9% in services revenue and the decline may continue. Professional services are a very competitive market that is highly dependent on the quality of our staff and reputation. We face much larger competitors in this segment of the business, who have considerably more resources than we have. We also face competition from smaller companies that can be more cost competitive in the delivery of solutions. Our vulnerability to competition is a risk factor. In addition, professional service development projects require close collaboration with the client, particularly in managing the change-order process, and present factors that are often outside of our control. The length and nature of these projects expose us to the risks of not completing the project on time or at all, of not meeting client expectations, or not staying within budget, any of which may cause customers to delay payment for work performed or could lead to complex and expensive litigation, any of which could have a material adverse affect on revenue, cause the margin for these projects to decrease, and negatively impact our ability to grow this segment of our business.

Our Integration Solutions and Rogue Wave Software divisions rely on the effectiveness of channel partners and third-party influencers to help achieve revenue goals. If we fail to maintain and expand these types of relationships, our business may suffer.

Relationships with new and established channel partners are critical to our future success. These relationships include independent software vendor, distributor, co-marketer and system integrator relationships. We rely on these partners to assist us in generating increased acceptance and use of our applications, services, and product offerings. We have established a number of these relationships, and our growth depends on establishing new relationships and maintaining existing ones. Our Rogue Wave Software division relies on channel partners to sustain SourcePro sales and plans to leverage these relationships to help launch Rogue Wave Hydra in the market. Our Integration Solutions division relies on these relationships to grow sales and increase market share. Certain channel partners may not view these relationships with us as significant to their own businesses, and they may reassess their commitment to us or decide to compete directly with us in the future. We generally do not have agreements that prohibit the other parties from competing against us directly or from contracting with our competitors. Additionally, we cannot guarantee that any channel partner will perform its obligations as agreed or that we would be able to specifically enforce any agreement with them. Our failure to maintain and expand these relationships may negatively impair our future revenue.

We face risks related to a formal investigation being conducted by the SEC.

We have been cooperating with the SEC with respect to a formal order of investigation and subpoena regarding certain transactions in 2002 and 2003. We cannot predict the outcome of the investigation. An unfavorable outcome with respect to this investigation could cause our stock price to decline significantly. If the SEC finds wrongdoing on our part, a financial or administrative penalty may be imposed which could jeopardize our financial viability. Such findings could provide basis for additional lawsuits. Additionally, if the SEC pursues litigation against any of our former officers, the Company will have an obligation to pay the officer’s legal defense costs under Delaware indemnification requirements and existing indemnification agreements. These costs have been significant to this point and continued activity and costs could adversely impact results of operations.

Goodwill, other intangible assets and capitalized software make up a significant portion of our total assets and are subject to recurring tests for impairment. We have a history of recording impairments for these assets and future impairments could adversely affect our operating results.

Our goodwill balance at December 31, 2005 was $46.7 million and represented 39% of total assets. Intangible assets from our acquisitions totaled $13.9 million, or 11% of total assets at December 31, 2005. We are required to test goodwill annually, and other intangible assets periodically, for impairment and more frequently if events or changes in circumstances indicate assets might be impaired. Risks described elsewhere in this section could impair the market value of our common stock or our ability to generate cash flow in the future, which could result in the impairment of these assets. In 2002, we recorded a goodwill impairment of $93.1 million.

Capitalized software totaled $7.4 million at December 31, 2005 which is 6% of total assets. In assessing the recoverability of our existing capitalized software assets, we rely on estimates and judgments to determine the net realizable value of each product. When evaluating the net realizable value of a given product, we prepare a forward-looking business case that is comprised of an assessment of future revenue to be generated. If the future revenue is less than the carrying value, an impairment is recorded. Our ability to estimate future expected revenues and benefits with a measured degree of probability is the most significant factor in our estimate of recoverability. If our ability to estimate the expected future benefits changes significantly in any given period, we could record impairment charges for certain assets and our operating results could be adversely affected. If the projected revenues do not cover the value of the capitalized software, the asset must be impaired. In 2004, we recorded a write down of capitalized software in our ISD division of $4.8 million.

We are exposed to infringement risks.

Our intellectual property is central to our business. We may be subject to intellectual property infringement claims as the number of our competitors grows and the functionality of our applications overlaps with competitive offerings. These claims, whether or not meritorious, could result in costly litigation and damages, divert our attention from operating our company, cause product shipment delays, or require us to enter into royalty or licensing agreements, any of which could seriously harm our business, financial condition and results of operations. If we become liable to third parties for infringing their intellectual property rights, we could be required to pay substantial damage awards and to develop non-infringing technology, obtain a license or cease selling the applications that contain the infringing intellectual property. We may be unable to develop non-infringing technology or obtain a license on commercially reasonable terms, if at all. In the event an intellectual property claim against us were to be successful and we could not obtain a license on acceptable terms, license a substitute technology or redesign to avoid infringement, most of our contracts would require us to refund a portion of the software license fees, in which case our business, financial condition and results of operations would be seriously harmed. In addition, we may not be able to protect against misappropriation of our intellectual property. If third parties infringe upon our intellectual property rights, we may not detect this unauthorized use and we may be unable to enforce our rights.

We rely on third parties for technology in our products.

We depend upon third-party suppliers and licensors to provide software that is incorporated into certain of our products and the products that we distribute. Some of the software included as components of CareScience products are subject to exclusive licenses that are critical to this business. We have limited control over the scheduling and quality of work of these third-party software suppliers and licensors. Additionally, the third-party software may not continue to be available to us on commercially reasonable terms, if at all. Our agreements to license certain third-party software will terminate after specified dates unless they are renewed. If we were to have a dispute with a third party regarding our rights under an agreement, the third party may have the right to terminate our use of such software and/or obtain damages. We expect to sell multiple products to the same customers and problems with the third party technology in one product may adversely affect sales of other products to the same customer.

Certain products include so called “open source” software. In some cases open source software imposes on us certain requirements to license others both the open source software as well as software that relates to, interacts with, or that is a derivative work of the open source software. These open source license terms may be ambiguous and may result in unanticipated obligations regarding our products, including the obligation to make source code available. Because open source software is generally available, it cannot be protected as a trade secret and competitors and others would have access to such software and the right to modify or distribute such software. Also, in many instances where we obtain open source software, we would not be able to determine if the provider of such code has legal right to provide such code to us under the open source license terms.

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

In particular, we market software products in our Integration Solutions and CareScience divisions that are designed to assist our healthcare customers in meeting their HIPAA compliance obligations. Failure of these products to perform as intended could cause our customers to incur significant fines and penalties for non-compliance, which in turn could result in damages and claims against us. Additionally, system failures or failure by our service providers may cause service interruptions to our transaction customers in the CareScience division and could damage customer relations. Our contracts generally limit our liability arising from our errors; however, these provisions may not be enforceable and may not adequately protect us from liability. While we have general liability insurance that we believe to be adequate, including coverage for errors and omissions, we may not be able to maintain this insurance on reasonable terms in the future. In addition, our insurance may not be sufficient to cover large claims and our insurer could disclaim coverage on claims. If we are liable for an uninsured or underinsured claim or if our premiums increase significantly, our financial condition and results of operations could be materially adversely affected.

We may be unable to recruit and retain key employees who are essential to our operations.

We rely on the continued service of our senior management and other key employees and the hiring of new qualified employees. Key employees may leave our employ for other opportunities and we may experience difficulty in recruiting new employees to replace them. We continue to incur losses each year and the size of the Company as compared to other companies that compete with us for qualified employees may inhibit our ability to retain and recruit key employees. In addition, we have historically used equity incentive programs, such as employee stock options and stock purchase plans, as a component of overall employee compensation arrangements. Changes in these programs which we have recently adopted in response to business conditions and new accounting rules may decrease the value of these equity incentives to our current and prospective employees and potentially impair our ability to retain and recruit key employees. If we can not retain or recruit key employees our ability to sustain revenue will be negatively impacted.

We could incur liabilities related to the regulation, use and misuse of information.

Many aspects of our business relate to the use, sharing and processing of information, particularly in our Integration Solutions and CareScience divisions. As a result, we are subject to many regulations, including the Health Insurance and Accountability Act of 1996, or HIPAA and other privacy regulations that are designed to protect the privacy and prevent the misuse of personal information in the marketplace. Our operations involve collecting data, processing data and redistributing data, including data that we receive from third parties. As a result, we may become involved in any matter relating to the misuse of such data and we may incur liability for any such misuse of that information by other parties simply as a result of our involvement in the process. The data privacy and security regulatory environment is rapidly changing. We may not be able to comply with changes in the regulatory environment in an efficient, cost-effective manner. Security breaches in our facilities, computer network and databases, or third-party facilities used for data processing and managed services, may cause harm to our business and reputation and result in a loss of customers. Many security measures have been instituted to protect the systems and to assure the marketplace that these systems are secure. If users gain improper access to our databases, they may be able to steal, publish, delete or modify confidential third-party information that is stored or transmitted on our databases. In addition, misuse by our customers of our information services could harm our business and reputation, result in loss of customers and expose us to liability.

If security of our customer and patient information were to be compromised, we could be liable for damages and our reputation could suffer.

We retain confidential customer and patient information in our processing centers. Therefore, it is critical that our facilities and infrastructure, or third-party facilities used for data processing and managed services, remain secure and that these facilities and infrastructure are perceived by the marketplace to be secure. Additionally, the security requirements under HIPAA, impose security requirements. Despite the implementation of security measures, our infrastructure may be vulnerable to physical break-ins, computer viruses, programming errors, attacks by third parties or similar disruptive problems. If we fail to meet our clients’ or regulatory expectations, we could be liable for damages and our reputation could suffer. Our insurance may not protect us from this risk.

If compliance with government regulation of healthcare becomes more costly and difficult for our customers, we may be unable to increase revenue in our Integration Solutions and CareScience divisions.

Participants in the healthcare industry are subject to extensive and frequently changing regulation under numerous federal, state and local laws. Some of these laws apply directly to our business; many others indirectly affect the way we do business. Our Integration Solutions and CareScience divisions service providers, and payer customers who are subject to a wide variety of laws and regulations that could affect the nature and scope of our business relationships with them.

The healthcare market is highly regulated and subject to changing political, economic and regulatory influences. These factors affect the purchasing practices and operations of healthcare organizations. Changes in current healthcare financing and reimbursement systems, such as the Medicare Prescription Drug, Improvement and Modernization Act of 2003 or MMA, as well as changes in healthcare administration and communications requirements, such as HIPAA, have in the past and may continue to cause us to make unplanned enhancements of software applications or services, result in delays or cancellations of orders, or result in the revocation of endorsement of our applications and services by healthcare participants. The immediate and long term effect of the laws such as MMA and HIPAA is difficult to predict. Our success depends on our ability to develop and maintain strategic alliances that will allow us to anticipate industry changes and enable us to position the CareScience division products accordingly. Our products and services may not adequately address the business and compliance needs created by these and other enactments, and we may be unable to take advantage of any resulting business opportunities.

Federal and state legislatures have periodically considered programs to reform or amend the U.S. healthcare system at both the federal and state level. These programs may contain proposals to increase governmental involvement in healthcare, lower reimbursement rates or otherwise change the environment in which healthcare market participants operate. At present, there is renewed and increasing interest in healthcare at the federal and state levels, including the implementation of national and/or regional healthcare interoperability initiatives and the revamping of the scope or manner of coverage by state and federal health care programs. Our interoperability solutions may not be the technology that will be selected by these initiatives. Healthcare market participants may respond to anticipated change in these areas by reducing their investments or postponing investment decisions, including investments in our applications and services. We do not know what affect these or other proposals would have on our Integration Solutions and CareScience divisions business. The uncertainty over if, when, and in what form any such proposals would be implemented could have a negative impact on our Integration Solutions and CareScience divisions business as customers may choose to wait to see the final form of any such legislation or regulations and/or demand guarantees or other concessions related to potential changes.

As we increase our international sales, we become subject to uncertainties in the international marketplace which could adversely affect our operating results.

Revenue from the sale of Integration Solutions and Rogue Wave products and services outside the United States accounted for 15%, 12% and 6% of total revenues for the years ended December 31, 2005, 2004 and 2003 respectively. Our current strategy relies upon continued penetration of international market opportunities in our Integration Solutions and Rogue Wave Software divisions. In such events, our exposure will increase the risks inherent in conducting business internationally including, fluctuation in currency exchange rates, taxation laws, unexpected changes in regulatory requirements, and reduced protection for intellectual property rights in some countries. In addition, expanding our international operations will increase our exposure to other risks and uncertainties:

•	Our core products contain strong encryption technology that is subject to export control regulation. These regulations prohibit us from selling in certain countries and to certain persons. Our inadvertent failure to properly restrict our sales could subject us and our management to fines and other sanctions and impair our financial condition and our reputation.

•	We face increased uncertainty of enforcement of contractual provisions and enforcement of judgments in our dealings with non-U.S. persons. Our inability to properly defend or enforce our contract rights could materially impair our business prospects and financial condition.

•	Our sales and marketing activities subject us to stringent privacy regulation that varies from jurisdiction to jurisdiction making compliance difficult. Our inability to comply with these regulations could subject us to sanctions that could impair our ability to effectively market our products and sell in the international marketplace.

If we do not establish and maintain our brands, our reputation could be adversely affected.

In order to increase our customer base, we must establish, maintain and strengthen our brands. For us to be successful in establishing our respective corporate and divisional brands, professionals in healthcare, financial services, telecommunications, information technology and other targeted markets must perceive us as offering high quality, cost-effective, reliable products and related services, including consulting, implementation, education, hosting, maintenance and support. Our reputation and brand names could be harmed if we experience difficulties introducing new product and service offerings, such as our Rogue Wave Software division’s Rogue Wave Hydra product launch. Additionally brand names and reputation could be harmed if these offerings are not accepted by customers and/or distribution channel partners, if we are required to discontinue existing offerings or if our products and services do not function as represented.

The trading price of our common shares has been, and may continue to be volatile.

Factors that could affect the trading price of our common stock include:

•	Our stock price has traded well below the $5.00 per share minimum threshold established by many institutional investors as criteria for ownership;

•	The legacy effect of unresolved SEC and stockholder litigation issues;

•	A relatively small float and low trading volume in our shares;

•	A decline or increase in analyst coverage;

•	Changes to the Company’s plan and/or prospects;

•	Sales of our common stock by large, institutional investors;

Declines in our stock price would constrain our ability to issue stock to raise cash or make acquisition.

We have implemented anti-takeover provisions that may adversely impact the market price of our common stock.

Our certificate of incorporation and bylaws provide that the Board of Directors will be divided into three classes, each consisting, as nearly as possible, of one-third of the total number of directors, with each class having a three-year term. Stockholders may take action only at a stockholders’ meeting and not by written consent. Our bylaws provide that stockholders wishing to nominate a director at a meeting or to bring business before any meeting of stockholders must comply with strict advance written notice provisions. Our bylaws also provide that special meetings of stockholders may be called only by the chairman of our Board of Directors, or certain of our officers, or by resolution of our directors.

These provisions of our certificate of incorporation and our bylaws could discourage potential acquisition proposals and could delay or prevent a change in control. These provisions are intended to enhance the likelihood of continuity and stability in the composition of our Board of Directors and in the policies formulated by our Board of Directors. We also intended these provisions to discourage certain types of transactions that may involve an actual or threatened change of control. As a consequence, they may inhibit fluctuations in the market price of our shares that could result from actual or rumored takeover attempts. Such provisions also may have the effect of preventing changes in our management.

In 2000, we adopted a stockholder rights plan and distributed a dividend for each share of common stock. This dividend took the form of a right, which entitles the holders to purchase one one-hundredth of a share of a new series of junior participating preferred stock. In certain events after the rights become exercisable they will entitle each holder, other than the acquirer, to purchase, at the rights’ then current exercise price, a number of shares of common stock having market value of twice the right’s exercise price or a number of the acquiring company’s common shares having a market value at the time of twice the rights’ exercise price. The adoption of the rights plan makes it more difficult for a third party to acquire control of us without the approval of our Board of Directors. We are also subject to provisions of Delaware law that prohibit us from engaging in any business combination with any “interested stockholder,” meaning generally that a stockholder who beneficially owns more than 15% of our stock cannot acquire us for a period of three years from the date this person became an interested stockholder, unless various conditions are met, such as approval of the transaction by our Board of Directors.

Item 1B.	Unresolved Staff Comments. None

Item 2.	Properties

Our principal executive and corporate offices are located in Greenwood Village, Colorado, where we lease approximately 16,271 square feet of office space. The lease on this facility expires in November 2008. We also lease 151,584 square feet of office space, primarily for operations and research and development, in various locations in the United States and Europe under agreements that expire at dates ranging from January 2006 through May 2012. As of December 31, 2005, the Company occupied 62% of the office space it leased and is currently subleasing or intending to sublease 41,984 square feet. We believe that our current facilities will be sufficient to meet our needs for at least the next twelve months. The following table summarizes our major property leases.

		2005
		Annual	Square	Lease
Location	Primary Function	Rent	Footage	Expiration

Addison, TX	ISD Services	$851,610	29,845	January 31, 2006(1)
Philadelphia, PA	CareScience Division	576,057	22,637	October 5, 2011
Mountain View, CA	ISD R&D	488,712	4,797	June 30, 2010
Greenwood Village, CO	Corporate Headquarters	460,015	16,271	November 30,2008
Woodland Hills, CA	ISD Headquarters	393,625	10,643	April 30, 2010
Boulder, CO	Rogue Wave Headquarters	321,060	22,206	January 31, 2008
Hempstead, England	ISD International Operations	254,504	5,500	May 26, 2012
Atlanta, Georgia	ISD Sales	242,835	10,113	August 31, 2008
Corvallis, Oregon	Rogue Wave R&D	178,041	10,500	July 31, 2006

(1)	This operation has moved to a new location in Dallas with 11,198 square feet and a lease that expires June 30, 2011.

Item 3.	Legal Proceedings

Contingencies

On November 14, 2001, a stockholder class action complaint was filed in the United States District Court, Southern District of New York. On April 19, 2002, plaintiffs filed an amended complaint. The amended complaint asserts that the prospectus from the Company’s February 10, 2000 initial public offering (“IPO”) failed to disclose certain alleged improper actions by various underwriters for the offering in the allocation of the IPO shares. The amended complaint alleges claims against certain underwriters, the Company and certain officers and directors under the Securities Act of 1933 and the Securities Exchange Act of 1934 (Bartula v. XCare.net, Inc., et al., Case No. 01-CV-10075). Similar complaints have been filed concerning more than 300 other IPO’s; all of these cases have been coordinated as In re Initial Public Offering Securities Litigation, 21 MC 92. In a negotiated agreement, individual defendants, including all of the individuals named in the complaint filed against the Company, were dismissed without prejudice, subject to a tolling agreement. Issuer and underwriter defendants in these cases filed motions to dismiss and, on February 19, 2003, the Court issued an opinion and order on those motions that dismissed selected claims against certain defendants, including the Rule 10b-5 fraud claims against the Company, leaving only the Section 11 strict liability claims under the Securities Act of 1933 against the Company. A committee of our Board of Directors has approved a settlement proposal made by the plaintiffs On February 15, 2005, the Court issued an order granting conditional preliminary approval of the settlement. On August 31, 2005, the Court entered an order confirming its preliminary approval of the settlement. A hearing on the fairness of the settlement to the stockholder class is set for April 24, 2006. If the settlement is not achieved, the Company will continue to aggressively defend the claims. We do not believe that the outcome of this action will have a material adverse effect on our financial position, results of operations or liquidity; however, litigation is inherently uncertain and we can make no assurance as to the ultimate outcome or effect.

On March 18, 2004, a purported class action complaint was filed in the United States District Court for District of Colorado, entitled Smith v. Quovadx, Inc. et al, Case No. 04-M-0509, against Quovadx, Inc., its now-former Chief Executive Officer and its now-former Chief Financial Officer. The complaint alleged violations of Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended, purportedly on behalf of all persons who purchased Quovadx common stock from October 22, 2003 through March 15, 2004. The claims were based upon allegations the Company (i) purportedly overstated its net income and earnings per share during the class period, (ii) purportedly recognized revenue from contracts between the Company and Infotech Networks Group (“Infotech”) prematurely, and (iii) purportedly lacked adequate internal controls and was therefore unable to ascertain the financial condition of the Company. The action sought damages against the defendants in an unspecified amount. Thereafter, eight additional, nearly identical class action complaints were filed in the same court based on the same facts and allegations. Subsequently, all but one of the actions, entitled Heller v. Quovadx, Inc., et al., Case No. 04-M-0665 (OES) (D. Colo.), were dismissed. On June 10, 2004, the plaintiff in Heller filed a first amended complaint, which asserts the same claims as those asserted in the original complaint, and includes allegations regarding the Company’s accounting for certain additional transactions. On September 8, 2004, the court approved the appointment of David Heller as lead plaintiff. On September 29, 2004, the court denied defendants’ motions to dismiss the first amended complaint and approved the appointment of Mr. Heller’s counsel as lead plaintiff’s counsel. On October 14, 2004, the Company and the other defendants filed answers to the first amended complaint, denying allegations of wrongdoing and asserting various affirmative defenses. On April 12, 2005, the court issued an order certifying as a class all persons (except insiders) who purchased Quovadx stock on the open market between October 22, 2003 and March 15, 2004. On January 13, 2005, the court entered a scheduling order in the case. In November 2005, the court vacated the January 13, 2005 scheduling order, in anticipation that the court would enter a coordinated scheduling order in conjunction with a scheduling order in Case No. 04-M-1006 (see below). A scheduling conference was held February 24, 2006, at which the court further delayed scheduling for thirty days to allow the parties time to complete settlement negotiations (discussed below). No trial date has been set.

On March 22, 2004, a stockholder derivative action was filed in the District Court of Colorado, County of Arapahoe, entitled Marcoux v. Brown et al, against the members of the Board of Directors and certain now-former officers of Quovadx alleging breach of fiduciary duty and other violations of state law. The Company is named solely as a nominal defendant against which no recovery is sought. This complaint generally is based on the same facts and circumstances as alleged in the class action complaint discussed above, alleging that the defendants misrepresented Quovadx financial projections and that one of the defendants violated state laws relating to insider trading. The action seeks damages in an unspecified amount against the individual defendants, disgorgement of improper profits and attorney’s fees, among other forms of relief. On or about April 21, 2004, a second, nearly identical stockholder derivative complaint, seeking the same relief, was filed in the United States District Court for the District of Colorado, entitled Thornton v. Brown, et al. On or about May 20, 2004, a third, nearly identical stockholder derivative complaint, seeking the same relief, was filed in the District Court of Colorado, County of Arapahoe, entitled Jaroslawicz v. Brown, et al. The three stockholder derivative actions are now all pending in the Colorado state court. The court has consolidated the three actions into a single consolidated action and extended the deadline for the filing of a consolidated amended complaint to March 31, 2006.

On May 17, 2004, a purported class action complaint was filed in the United States District Court for the District of Colorado, entitled Henderson v. Quovadx, Inc. et al, Case No. 04-M-1006 (OES), against Quovadx, Inc., its now-former Chief Executive Officer, its now-former Chief Financial Officer and its Board of Directors. The complaint alleged violations of Section 11 and Section 15 of the Securities Act of 1933, as amended, purportedly on behalf of all former stockholders of Rogue Wave Software, Inc. who acquired Quovadx common stock in connection with the Company’s exchange offer effective December 19, 2003. The claims are based upon the same theories and allegations as asserted in the Section 10(b) class action described above. The court denied plaintiff’s motion to consolidate this Section 11 action with the Section 10(b) cases. On July 14, 2004, the Company and outside director defendants filed an answer to the complaint, denying allegations of wrongdoing and asserting various affirmative defenses. On October 4, 2004, the Company’s former CEO and CFO filed an answer to the complaint, denying allegations of wrongdoing and asserting various affirmative defenses. On June 29, 2005, the court appointed the Special Situations Fund III, L.P., and three other related funds (collectively, “SSF”) as lead plaintiffs. On July 26, 2005, SSF filed an amended complaint, under the caption Special Situations Fund III, L.P., et al. v. Quovadx, Inc., et al., Case No. 04-M-1006 (“SSF”). The amended complaint asserts the same claims as those asserted in the original complaint, and includes an additional allegation that the Infotech revenue was falsely recognized as part of a fraud to inflate Quovadx’ stock price for the Rogue Wave acquisition. On August 1, 2005, the court approved the appointment of SSF’s counsel as lead plaintiffs’ counsel. On August 23, 2005, the Company and outside director defendants filed an answer to the amended complaint, denying allegations of wrongdoing and asserting various affirmative defenses. On August 25, 2005, the Company’s former CEO and CFO filed an answer to the amended complaint, denying allegations of wrongdoing and asserting various affirmative defenses. On December 1, 2005, SSF filed a motion for partial summary judgment on the issue of liability under Section 11. On December 23, 2005, SSF filed a motion to dismiss without prejudice the individual defendants, and all defendants have indicated to the court they do not oppose this motion to dismiss the individual defendants. On

January 11, 2006, the Company filed a statement of non-opposition to SSF’s motion for partial summary judgment, conceding that the subsequently restated third quarter 2003 financial statements incorporated by reference in the S-4 Registration Statement established prima facie liability for the Company to the plaintiff class under Section 11. On February 24, 2006, the court held a scheduling conference. Pursuant to the court’s instruction at that conference, counsel for all parties are in the process of agreeing upon a proposed scheduling order, and notice to the class members. Although the Company has not opposed a determination of its prima facie liability under Section 11, because the parties have not yet conducted discovery on, or completed expert analysis of, issues regarding damages and causation, it is not possible for us to quantify the extent and amount of liability in this action.

On December 13 and 14, 2005, a voluntary mediation was held among the following parties: plaintiffs in each of the Heller, SSF and derivative cases; the Company; the individual director defendants; the former officer defendants; and the various director and officer insurance carriers. As a result of the mediation and subsequent discussions, the parties reached a preliminary understanding to settle the Heller case and the derivative cases. Additionally, the Company reached an understanding with the director and officer insurance carriers for a settlement under the applicable policies. These understandings, including the understanding with the insurance carriers, were and continue to be contingent on further agreements among the parties which in the ensuing two-and-one-half months have not been achieved. Accordingly, at this time no binding settlement or agreement has been reached in Heller or the derivative cases. Furthermore, since the mediation in December, other contingencies have arisen that currently impair our ability to assess the probability of the eventual outcome between the various parties, their willingness to accept the terms of any proposed settlement, the amount of any settlement, and the eventual approval by the courts or the stockholders. If final agreements among the various parties can be reached in the next several weeks prior to the next scheduling conference in the Heller case, the agreements will be submitted to the respective courts for approval and then to the stockholders. However, further developments and/or delays in achieving final fully executed agreements, particularly delays beyond the scheduling deadline in the Heller case, could prevent the settlements in the Heller and derivative cases.

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

No matters were submitted for a vote of security holders during the fourth quarter of the fiscal year covered by this report.

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock is traded on the NASDAQ National Market under the symbol “QVDX.” The following table sets forth the high and low market prices for each full quarterly period within the last two fiscal years and from January 1, 2006 through March 1, 2006.

	High	Low

2006
First Quarter (January 3, 2006 to March 1, 2006)	$2.94	$2.46
2005
Fourth Quarter	3.03	2.37
Third Quarter	3.13	2.59
Second Quarter	3.30	2.56
First Quarter	3.25	2.05
2004
Fourth Quarter	2.39	1.69
Third Quarter*	2.20	1.10
Second Quarter*	3.88	1.00
First Quarter*	6.70	3.11

*	On May 14, 2004, based on our failure to file the March 31, 2004 Form 10-Q with the SEC and pending an appeal, the NASDAQ changed our trading symbol to “QVDXE.” On August 25, 2004 our symbol was changed back based on our filing of all delinquent reports with the SEC. In a letter dated December 5, 2005, NASDAQ advised us of its determination that the Company, having made all required filings during the monitoring period, was in full compliance with all requirements the NASDAQ Listing Qualifications Panel imposed in August 2004, amended in November 2004, for continued listing.

On March 1, 2006, the last reported sale price of our common stock was $2.90 per share, and the number of holders of record of our common stock was approximately 665. Because many of the Company’s shares of common stock are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of stockholders represented by these non-record holders.

We have not declared or paid any cash dividends on our common stock or other securities since January 1996. We currently anticipate that we will retain all of our future earnings for use in the expansion and operation of our business and do not anticipate paying any cash dividends in the foreseeable future.

PART II

Item 6.	Selected Financial Data

The consolidated statements of operations data for the years ended December 31, 2005, 2004 and 2003 and the consolidated balance sheet data at December 31, 2005 and 2004, are derived from and are qualified by reference to the Company’s consolidated financial statements which are included elsewhere in this Report. The consolidated statements of operations data for the years ended December 31, 2002 and 2001 and the consolidated balance sheet data as of December 31, 2003, 2002 and 2001 are derived from the Company’s consolidated financial statements, which are not included in this Report, but can be derived from other filings with the Securities and Exchange Commission. You should read the following selected financial data with the consolidated financial statements and related notes and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Report. You should also read our quarterly reports on Form 10-Q for the first, second and third fiscal quarters of 2005 filed previously.

	Year Ended December 31,
	2005	2004		2003		2002		2001
	(Amounts in thousands, except per share data)

Consolidated Statement of Operations Data:
Total revenue	$83,103	$82,801	(5)(6)	$64,928		$60,623		$46,808
Cost of revenue	36,869	53,294	(9)	40,263		37,671		29,044

Gross Profit	46,234	29,507		24,665		22,952		17,764
Operating expenses	49,633	56,530		42,242		36,519		25,667

Loss from operations	(3,399)	(27,023)		(17,577)		(13,567)		(7,903)
Gain on sale of assets	—	1,535	(7)(8)	—		87	(2)	—
Goodwill impairment	—	—		—		(93,085	)(4)	—
Interest and other income, net	832	355		694		1,035		3,101

Loss before income taxes	(2,567)	(25,133)		(16,883)		(105,530)		(4,802)
Income tax expense	321	133		—		—		—

Loss from continuing operations	(2,888)	(25,266)		(16,883)		(105,530)		(4,802)
Income from discontinued operations	—	589	(10)	406	(10)	763	(10)	533	(10)
Gain on sale of discontinued operations	—	446	(10)	—		—		—

Net loss	$(2,888)	$(24,231)		$(16,477)		$(104,767)		$(4,269)

Net loss per common share — basic and diluted	$(0.07)	$(0.61)		$(0.52)		$(3.49)		$(0.20)

Shares used in computing net loss per share — basic and diluted	40,924	39,892		31,407		29,987		21,308

	December 31,
	2005	2004		2003		2002		2001
	(In thousands)

Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$32,656	$24,847		$23,688	(5)(6)	$47,621		$63,486
Current assets	49,269	42,708		50,647		66,076		84,454
Current liabilities	32,159	32,508		42,900		15,536		21,795

Working capital	17,110	10,200		7,747		50,540		62,659
Software, net	7,409	11,333	(9)	29,221		20,465	(3)	18,295
Other intangible assets, net	13,862	17,713		17,735	(5)(6)	6,266	(3)	11,021	(1)
Goodwill	46,724	46,724		48,015	(5)(6)	—	(4)	92,202	(1)
Total assets	121,143	123,945		155,190		104,384	(3)	214,704
Accumulated deficit	(184,290)	(181,402)		(157,171)		(140,694)		(35,927)
Stockholders’ equity	$88,187	$90,398		$111,975	(5)(6)	$86,293	(3)(4)	$188,887	(1)

In reviewing the above data, you should consider the following:

(1)	In June 2001, the Company acquired the outstanding common stock of Confer Software, Inc., (“Confer”) by merger of a wholly owned subsidiary of Quovadx with Confer. The purchase price, totaling $6.6 million, included 592,453 shares of Quovadx common stock in exchange for the outstanding shares of Confer capital stock, the assumption of a $461,250 employee bonus plan that was paid in cash and $1.8 million in merger-related fees. In August 2001, the Company consummated the acquisition of Healthcare.com Corporation (“Healthcare.com”). The purchase price, totaling $93.1 million, included 10,702,043 shares of Quovadx common stock issued in exchange for all outstanding shares of Healthcare.com capital stock and $4.5 million in merger-related fees. In December 2001, the Company consummated the acquisition of Pixel Innovations Ltd. (“Pixel”). The purchase price, totaling $7.3 million, included $5.0 million in cash and 201,794 shares of Quovadx common stock in exchange for the outstanding shares of Pixel capital stock. The aforementioned business acquisitions were accounted for under the purchase method of accounting. The 2001 acquisitions generated goodwill and intangible assets totaling $118.8 million.

(2)	In March 2002, the Company completed the sale of certain assets of its Advica subsidiary to Royal Health Care of Long Island, LLC, d/b/a Royal Health Care (“Royal”) for $475,000 in cash and 4.6% of the outstanding equity in Royal. In conjunction with the sale, Quovadx agreed to provide application service provider (“ASP”) services to Royal under a seven year contract.

(3)	On March 27, 2002, the Company purchased all of the outstanding capital stock of Outlaw Technologies, Inc. (“Outlaw”). The purchase price, totaling $2.7 million, included 138,575 shares of Quovadx common stock and $1.8 million in cash and professional fees directly related to the acquisition. Assets acquired included $1.7 million in goodwill, $0.8 in software and $0.7 million in other intangible assets. The transaction was accounted for as a purchase. Outlaw’s balance sheet included $0.3 million in current assets and $0.6 million in liabilities upon acquisition.

(4)	In the third quarter of 2002, the Company performed an assessment of the carrying value of the Company’s goodwill recorded in connection with its various acquisitions. The assessment was performed pursuant to SFAS No. 142 because of the significant negative Company, industry and economic trends affecting the market value of the Company’s common stock. As a result, the Company recorded a charge of $93.1 million to reduce goodwill during the third quarter of 2002, based on the amount by which the carrying amount of these assets exceeded their estimated fair value.

(5)	In the third quarter of 2003, Quovadx acquired the outstanding stock of CareScience, Inc. (“CareScience”) by merger of a wholly owned subsidiary of Quovadx with CareScience. CareScience, Inc. is primarily a provider of care management services to hospitals and health systems. CareScience stockholders received a fixed exchange rate of $1.40 cash and 0.1818 shares of Quovadx common stock for each share of CareScience common stock they owned. The purchase price totaling $30.1 million, included 2,415,900 shares of Quovadx common stock and $4.7 million in cash, net of acquired cash, in exchange for all outstanding shares of CareScience and $2.3 million in merger-related fees.

(6)	In the fourth quarter of 2003, Quovadx acquired the outstanding stock of Rogue Wave Software, Inc. (“Rogue Wave”) by merger of a wholly owned subsidiary of Quovadx with Rogue Wave. Rogue Wave develops, markets and supports object-oriented and infrastructure software technology. Rogue Wave stockholders received a fixed exchange rate of $4.09 in cash and 0.5292 shares of Quovadx common stock for each share of Rogue Wave Common Stock they owned. The purchase price totaling $79.1 million, included 5,656,670 million shares of Quovadx common stock and $8.0 million in cash, net of acquired cash, in exchange for all outstanding shares of Rogue Wave and $3.9 million in merger-related fees.

(7)	In the second quarter of 2004, the Company sold its minority equity investment in Royal Health Care, LLC (“Royal”). Royal is a healthcare management services company in which Quovadx owned an equity position. The sale price of $3.1 million, paid in cash, was received on June 29, 2004. The Company recorded a $1.2 million gain on the sale of this asset.

(8)	In the third quarter of 2004, we sold the Healthcare.com domain name for a gain of $360,000.

(9)	In 2004, we incurred impairment charges totaling $7.2 million. We impaired $4.8 million of our internally developed and acquired capitalized software. Our decision to discontinue products resulted from our new management’s effort to refocus our resources on products that would generate revenues in the near term and to conserve cash. We wrote off $1.7 million of the prepayments to Infotech for professional services, as a portion of the assets was deemed not recoverable due to the deterioration of the Company’s relationship with Infotech and Infotech’s inability to provide assurances that it can deliver those services in the future. We also impaired $0.7 million of deferred costs related to our transaction business because the total balance of the assets was not recoverable due to the cancellation of certain contracts and lower than expected revenues on other contracts.

(10)	On December 31, 2004 the Company sold the assets of its Albuquerque, New Mexico data center and its Managed Care Transaction Manager (“MCTM”) system. This data center and MCTM system no longer fit into the Company’s new business strategy because they represent a niche area of the healthcare payer segment that is not an area of strategic growth. The assets were sold to Royal Health Care Data Center, LLC, a subsidiary of Royal, for $1.9 million in cash. A gain of $0.4 million was recognized on the sale. Royal is a management services organization serving New York healthcare organizations. The financial statements for the years ended December 31, 2003, 2002, and 2001 have been restated to reflect the presentation of the New Mexico data center as a discontinued operation.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

All statements, trend analysis and other information contained in this Annual Report on Form 10-K (“Annual Report”) of Quovadx, Inc. (“Quovadx,” the “Company,” the “Registrant,” “we” or “us”) and the information incorporated by reference which are not historical in nature are forward-looking statements within the meaning of the Private-Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, discussion relative to markets for our products and trends in revenue, gross margins and anticipated expense levels, as well as other statements including words such as “anticipate,” “believe,” “plan,” “estimate,” “expect” and “intend” and other similar expressions. All statements regarding the Company’s expected financial position and operating results, business strategy, financing plans, and forecast trends relating to our industry are forward-looking statements. These forward-looking statements are subject to business and economic risks and uncertainties, and our actual results of operations may differ materially from those contained in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in “Risk Factors” above under Item 1A.

Background

Quovadx offers software and services for application and system development, extension, integration and analysis to enterprise customers worldwide. Quovadx is comprised of three divisions: the Integration Solutions division (“ISD”), which offers private and public healthcare organizations interoperability solutions for clinical and financial integration; the CareScience division (“CareScience”), which provides care management and analytical solutions to hospitals and health systems; and the Rogue Wave Software division (“Rogue Wave”), which provides reusable software components and services to professional developers for enterprise-class application development in many different market segments, primarily in the financial services, telecommunication and software industries. The Company acquired CareScience, Inc. in September of 2003 and Rogue Wave Software, Inc. in December of 2003. As a result of these acquisitions, the Company has been organized into the three operating segments, with a centralized headquarters staff.

Executive Summary

The following table represents total revenue amounts in thousands and percentages by division:

	Year Ended December 31,
	Revenue			Percentage
Division	2005	2004	2003	2005	2004	2003

ISD	$39,267	$40,736	$58,340	47%	49%	90%
CareScience – acquired in September 2003	15,441	13,910	4,213	19%	17%	6%
Rogue Wave – acquired in December 2003	28,395	28,155	2,375	34%	34%	4%

Total	$83,103	$82,801	$64,928	100%	100%	100%

The following table represents total net income (loss) from continuing operations by division before allocations of corporate selling, general and administrative, and other income and expenses included in the “Other Operations” line (amounts in thousands):

	Income (Loss) from
	Continuing Operations
Division	2005	2004	2003

ISD	$3,519	$(12,621)	$(5,385)
CareScience – acquired in September 2003	(27)	(1,249)	(78)
RogueWave – acquired in December 2003	9,404	7,707	1,322
Other Operations	(16,295)	(20,860)	(13,436)

Total	$(3,399)	$(27,023)	$(17,577)

Overall, net loss from continuing operations of $3.4 million decreased from the net loss from continuing operations of $27.0 million in 2004. Significant improvements were reported by each of the three operating divisions as depicted above. These improvements in net income, or lower net losses, combined with other cost containment initiatives in other operations at the corporate level resulted in a significantly overall lower loss from continuing operations in 2005 compared to 2004, despite only minor improvements, and in some cases declines, in overall revenue.

The improvement in net loss in 2005 is primarily attributable to improved gross margins, cost containment efforts including reduction of personnel in certain areas, discontinuing funding for non-strategic products and service offerings, the sale of underperforming or non-strategic assets in 2004 and $1.0 million related to insurance reimbursements received for previously incurred legal expenses associated with the class action lawsuits. These cost reductions, combined with the elimination of products that had lower, or in some cases negative gross margins, helped contribute to an improvement in overall gross margins from 36% in 2004 to 56% in 2005. The gross margin for 2004 included an asset impairment charge which contributed 9%, or $7.2 million, to cost of revenue. Cost containment efforts in 2005 included the consolidation of facilities resulting in lower rent expenses and the restructuring of divisional research and development departments and sales and marketing departments that resulted in lower personnel costs. Additionally, legal and audit fees decreased in 2005 compared to 2004 as a result of decreased attestation fees, third party fees associated with 404 Sarbanes Oxley project costs, the internal investigation into activity from the 2004 restatement efforts, and $1.0 million in reimbursements from insurance carriers for legal expenses associated with defending and responding to class action lawsuits. Overall these cost containment efforts resulted in a decrease in operating expenses of approximately $6.9 million or 8% of revenue. These efforts, combined with the improvement in overall gross margins, were the primary reasons that cash provided by operations increased to $10.6 million in 2005, compared to cash used in operations of $4.2 million in 2004. In 2005, the Company also significantly improved its ending cash, cash equivalents restricted cash, and investments balance, which increased to $32.8 million at December 31, 2005, up from $25.4 million at December 31, 2004.

Integration Solutions Division:  ISD provides solutions primarily to hospitals and healthcare systems that emphasize interoperability to optimize business processes, improve system performance and achieve strategic business goals. Some of these goals may include:

•	streamlining and automating processes,

•	improving cash flow and eligibility verification,

•	decreasing manual intervention costs,

•	improving access and security to critical data, while adhering to HIPAA standards,

•	increasing ability to share data through Regional Health Information Organizations (“RHIOs”),

•	increasing revenues, and

•	integrating a enterprise wide master patient index.

ISD generates its revenue from software license sales, product support and maintenance (known as “recurring revenue”) and professional services. Professional services revenue is typically derived from implementation of our licensed product offerings, consulting services and education and training provided to our customers. Recurring services revenue is normally derived from post-contract support and maintenance on previously installed software licenses, transaction services related to certain products that support customer processing of payment and insurance verification products, upgrades, error correction and telephone support. Within recurring revenue, we also have a large outsourcing contract with a major customer that accounted for 15% of total company revenue in 2005. This contract is scheduled to terminate in November 2006.

While overall revenue in ISD has declined in 2005 by $1.5 million, the Division reported operating income of $3.5 million compared to operating losses of $12.6 million in 2004 and $5.4 million in 2003. This is primarily a function of:

•	higher software license sales that traditionally result in higher gross margins and lower costs of revenue;

•	higher margins in services achieved by exiting from unprofitable or low margin fixed price legacy contracts which accounted for approximately $2.0 million of services revenue in 2004 that was not realized in 2005;

•	cost reductions in facilities, sales, research and development to align support organizations within the division to strategic assets; and

•	reduction in amortization and asset impairment expenses of $7.2 million resulting from capitalized software write-offs in 2004 that were not included in 2005.

License revenue has increased from 2004 due to additional market penetration, particularly via expanded international sales channels and additional sales domestically achieved through channel partner arrangements and third party software sales. For the year ended December 31, 2005 international license revenue represented 15% of total ISD software license revenue, up from 6% in 2004.

Services revenue represented 16% of ISD revenue for the year ended December 31, 2005, down from 20% in 2004. The decline in services revenue in ISD is primarily attributable to a $2.0 million reduction in revenue associated with the closure of fixed price legacy contracts that were either not profitable or were allowed to expire based on a decision by management that they were no longer a strategic focus of the company. We have historically realized lower gross margins in our service business than our license business due to increased personnel costs to deliver and support the product offerings.

Recurring services revenue includes maintenance revenue, outsourcing services, transaction processing and other services. Maintenance revenue is derived from agreements for providing unspecified software updates, error corrections, and telephone support. Revenue from maintenance agreements is included in recurring services revenue and represents 61% of ISD revenue for the year ending December 31, 2005. Outsourcing revenue is generated primarily by one large contract that is scheduled to expire in November 2006. Revenue from this contract represents approximately 32% of ISD revenue for the year ended December 31, 2005.

CareScience Division:  The CareScience division provides care management services and analytical solutions to hospitals and health systems, to access and analyze information about patient care practices, physician and facility performance, care processes, resources and outcomes. In addition, CareScience has provided services and a product implementation for community-wide clinical data exchange to support RHIOs. The division’s future ability to increase revenue will depend upon, among other factors, its ability to develop and maintain strategic alliances in the healthcare industry and to position its products accordingly. These advocacy efforts are a critical part of the division’s ongoing activities.

The CareScience division has historically generated revenue from the software license sales, product support and maintenance and services under an application service provider (ASP) model. Revenue is normally recognized ratably over the term of the contracted period. CareScience subscription agreements typically cover an initial three-year to five-year period with provisions for automatic renewals.

Revenue for CareScience increased by 11% or $1.5 million in 2005 compared to 2004. The increase is attributable to additional contract executions in 2005, as well as additional professional services revenue related to specific incremental projects.

Losses from operations in CareScience decreased from $1.2 million to $27,000 in 2005, primarily as a result of higher revenue but also due to an improvement in gross margins from 31% in 2004 to 41% in 2005.

Professional services revenue represented 39% of total revenue for the year ended December 31, 2005 and is derived from consulting services associated with implementation of our product offerings, project specific deliverables or education and training.

Recurring services revenue is primarily outsourcing services. Outsourcing revenue is derived from three major customer contracts. Recurring services revenue represents 26% of revenue for the year ending December 31, 2005.

Rogue Wave Software Division:  Rogue Wave provides reusable software components and integrated software tools that facilitate application development, supporting professional developers using the C++ programming language. In addition, the division provides a service-oriented-architecture (SOA) development framework, allowing existing C++ applications to communicate and interoperate with other types of software in the enterprise.

Rogue Wave generates its revenue from the software license sales, product support, maintenance and professional services.

Software license revenue represented approximately 54% of total revenue for the year ended December 31, 2005. We believe that license revenue for the SourcePro product is likely to decline over time. This is based on the assumption that the primary products, the SourcePro® and Stingray® tools, which target the C++ programming language, will eventually diminish in usage compared to other current application development programming languages such as Java. We do have plans to launch new products to combat the decline in the legacy business. Rogue Wave® Hydra, a standards-based distributed business process engine and development framework based on SOA principles enabling an order of magnitude performance improvement in customer’s new or existing enterprise applications, expect to help offset anticipated declines and enable growth in the Rogue Wave Software division, is one such product. Additionally, Rogue Wave continues to expand sales of its legacy products in international markets. For the year ended December 31, 2005, international license revenue represented 41% of Rogue Wave’s total software license revenue.

Recurring services revenue includes maintenance and support revenue. Maintenance revenue is derived from agreements for providing unspecified software updates, error corrections, and telephone support. Revenue from maintenance agreements is included in recurring services revenue and represented 42% of total division revenue for the year ending December 31, 2005.

Professional Services revenue represented less than 4% of the division’s total revenue for the year ended December 31, 2005, and contributed significantly lower gross margins than our software license business. Professional services revenue represents software development, implementation, consulting services and training. Service revenue is likely to increase as a percentage of total revenue in 2006 based on service revenue generated from the launch of the new product Rogue Wave Hydra.

Background on financial statement restatement, class action lawsuits and SEC investigation into accounting practices

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

Legal Proceedings.  Following our March 2004 restatement announcement, various shareholder class-action and derivative lawsuits have been filed against the Company, certain former officers and, in the case of certain lawsuits, against our independent directors. For a further description of the nature and status of these legal proceedings, see “Part I, Item 3 — Legal Proceedings.”

Enhanced Financial Disclosure Controls.  Our ongoing internal review includes an evaluation of our policies and procedures for disclosure and internal controls, corporate governance and other processes, in order to ensure the quality, consistency and timeliness of our financial information and reporting. We continue to invest resources in upgrading our financial reporting processes and capabilities, including hiring additional personnel, utilizing outside consultants and implementing new review processes. We plan to continue investing significant resources on this initiative and in connection with the reporting on internal controls as required by Section 404 of the Sarbanes-Oxley Act of 2002.

Restatement of Financial Statements for 2002 and 2003

On March 15, 2004, the Company announced that it was restating its 2003 third quarter financial results to reverse all previously recorded revenue associated with Infotech. The Company believed at the time of the shipments that collection of the receivable was probable due to the establishment of a credit line by Infotech that could be used for payment. After the shipments of software product, the Company encountered unanticipated delays in obtaining payment from Infotech. Based on further analysis of Infotech’s ability to pay for the software purchased, the accounting for the revenue recognized was revised from an accrual to a cash basis. As a result, we materially restated our previously announced financial results for the third and fourth quarters of 2003 by the deletion of all revenue and commissions that had been recorded related to Infotech.

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

Revenue

The Company recognizes revenue in accordance with the provisions of Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-4, and SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.”

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

The methodology the Company uses to recognize perpetual license software license and related services revenue is dependent on whether the Company has established vendor-specific objective evidence (“VSOE”) of fair value for the separate elements of a multiple-element agreement. If an agreement includes license, service and maintenance elements, and we have established VSOE of fair value on the undelivered service and maintenance elements, the revenue for the agreement will be recognized based on the residual method. Under the residual method the VSOE of fair value is assigned to the service and maintenance elements and the remaining agreement fee is allocated to the license element. The license fee is recognized on delivery of the software if the services are not essential to the functionality of the software, the collection of the fees is probable, the fees are fixed and determinable, and an agreement is signed. Revenue based on the VSOE of fair value from the service and maintenance elements of the agreement that are to be delivered at a future date is initially deferred. Revenue from the services element is recognized as the services are provided. Maintenance revenue is recognized ratably over the maintenance period, which is generally twelve months. When the related services elements are essential to the functionality of the base product, or when the Company has not established VSOE of fair value for the remaining services, the software license fees are deferred and the entire contract is recognized ratably over the period that the last element is delivered. Utilizing the criteria provided in SOP 97-2, we evaluate the vendor specific objective evidence to determine the fair value of the elements delivered in situations where multiple element arrangements exist.

Professional services revenue represents software development, implementation, consulting services, education and training. When revenue is recognized from a fixed price contract and collection of fees is probable, the Company recognizes professional services revenue using the percentage-of-completion method of accounting. When revenue is recognized from a time-and-materials contract, and the collection of fees is probable, the Company recognizes professional services revenue as the services are provided.

When revenue from professional services contracts is recognized using the percentage-of-completion basis of accounting, management estimates the costs to complete the services to be provided under the contract. There are risks and uncertainties associated with the percentage-of-completion estimation process. The Company may encounter budget and schedule overruns caused by external factors beyond its control such as the utilization and efficiency of our consultants and the complexity of our customers’ IT environment. Adjustments to cost estimates are made in the period in which the facts requiring such revisions become known. Estimated losses, if any, are recorded in the period in which the current estimates of the costs to complete the services exceed the revenue to be recognized under the contract.

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

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts to reserve for the inability of certain customers to pay their accounts receivable balances. The Company periodically assesses the financial condition of its customers to determine if there is reasonable assurance of collectibility. Additional allowances may be required if the financial condition of those customers deteriorates. A considerable amount of judgment is required in order to determine the realization of our receivables, including assessing the likelihood of collection and the creditworthiness of each customer. The Company reversed previously recorded bad debt expense of $461,000 for the year ended December 31, 2005 and recorded bad debt expense of $162,000 and $82,000 for the years ended December 31, 2004, and 2003, respectively.

Purchase Accounting

In connection with acquisitions, we assessed the fair value of assets acquired and liabilities assumed. Items such as accounts receivable, property and equipment, other intangible assets, certain accrued liabilities, and other reserves require a high degree of judgment from management. We use third parties to assist us with such valuations. In connection with our acquisitions, we are required to recognize other intangible assets separate and apart from goodwill if such assets arise from contractual or other legal rights or if such assets are separable from the acquired businesses. Other intangible assets include, developed technology, customer-related assets such as order backlog, and trade name. The Company recorded $46.7 million of goodwill resulting from its Rogue Wave and CareScience acquisitions. At December 31, 2005, we had intangible assets of $13.9 million, net of amortization.

Software Development Costs

Software development costs are required to be expensed until the point that technological feasibility of the product is established, which the Company has determined to be when a detailed program design is complete. Once technological feasibility is established, the Company capitalizes internal and external labor costs incurred in developing the software, until the product has reached general availability. The establishment of technological feasibility and continuing evaluation of the recoverability of the capitalized software development costs requires management’s judgment with respect to the impact of external factors such as future revenue, estimated economic life and changes in software and hardware technologies. Capitalized software development costs are amortized on a straight-line basis over an estimated life, which is generally three years. At December 31, 2005, the Company had $7.4 million of capitalized and acquired software development costs, net of amortization. The Company capitalized software development costs of $1.5 million and $1.1 million, respectively for the years ended December 31, 2005 and 2004. In 2005, the Company retired fully amortized capital software assets totaling $1.1 million.

Asset Impairments

Financial Accounting Standard No. 142 “Goodwill and Other Intangible Assets,” (“SFAS No. 142”) requires that goodwill at each reporting unit be tested annually for impairment and more frequently if events or changes in circumstances indicate assets might be impaired. We use an independent third party of evaluate goodwill. Factors that are considered in the review for impairment include significant under-performance, major changes in the manner of our use of the acquired assets or our business strategy, significant negative industry or economic trends, and our market capitalization relative to net book value. The Company has identified the fourth quarter as the period for its annual impairment test. The Company performed its annual evaluation during the fourth quarter of 2005, and no impairment was indicated.

Future cash flow estimates are a significant component of our goodwill impairment analysis. Projected cash flows are based on historical results and on our forecast of future performance of each operating segment. The assumptions used in our analysis, are based on our best estimates, and include market growth rates, future pricing, market acceptance of new products and services and necessary future capital investments. If actual results differ from our expectations, such as if market acceptance of Rogue Wave Hydra is less than anticipated or if the costs to develop future Rogue Wave products is higher than expected, our estimate of future cash flows would be reduced. If future cash flow estimates were reduced by more than 10% for our Rogue Wave reporting unit, we could be required to record goodwill impairment losses in our results of operations.

The Company periodically evaluates the carrying value of other long-lived assets, including, but not limited to, property and equipment, software, and intangible assets, when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flows from such asset are less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved.

Significant estimates are utilized to calculate expected future cash flows utilized in impairment analyses. We also utilize judgment to determine other factors within fair value analyses, including the applicable discount rate.

Accounting for Contingencies

The Company is involved in several lawsuits. The Company uses the criteria in FSAF No. 5 Accounting for Contingencies to determine whether to accrue an amount for the possible outcome of pending litigation. The factors we consider are:

•	The period in which the underlying cause of the pending litigation occurred;

•	The degree of probability of an unfavorable outcome;

•	The ability to make a reasonable estimate of the amount of loss.

An accrual for a loss contingency is recorded if it is possible to estimate the amount of loss the Company could incur and it is probable that the Company will incur the loss.

Share-Based Compensation

At December 31, 2005, the Company had three stock option plans and one employee stock purchase plan. Beginning in 2004, as part of the ISO (Incentive Stock Options) stock option plan, the Company granted restricted stock awards to board members and executives. The Company has elected to account for stock-based compensation arrangements through 2005 using the intrinsic value method under the provisions of Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Under this method, stock compensation is recognized to the extent that the exercise price is less than the market price for the underlying stock on the date of grant. The stock compensation expense recognized in 2005, totaled $0.5 million, and is primarily related to the restricted stock awards granted for the first time in 2004 and 2005 to members of the Company’s Board of Directors and executives. The remainder of 2005 stock compensation expense and all of the 2004 expense is related to the conversion of Rogue Wave stock options when exchanged at acquisition for the Quovadx stock options.

In December 2004, the FASB issued SFAS No. 123 “Share-Based Payment,” (“SFAS No. 123R”), SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair value. Pro forma disclosure and the intrinsic value method of accounting will no longer be alternative methods of disclosure. We plan to adopt this standard when required, currently January 1, 2006. We have decided to use the modified prospective method of adopting SFAS No. 123R and the Black-Scholes-Merton valuation model. The adoption of SFAS No. 123R’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. We estimate the impact of adopting SFAS No. 123R to be additional compensation expense in 2006 of approximately $2.2 million, which includes the unvested portion of current outstanding stock options and estimated 2006 stock option grants. Significant estimates are required under SFAS No. 123R to calculate the fair value of share based compensation.

On September 14, 2005, the Company’s Compensation Committee approved, effective October 1, 2005, the acceleration of vesting for “out of the money” unvested stock options held by current employees, including executive officers. Stock options held by non-employee directors were not included in such acceleration. These actions were taken in accordance with the applicable provisions of the Company’s stock option plans. In taking these actions, the Compensation Committee imposed restrictions on the stock option awards granted to principal officers and executive officers of the Company, which restricts the ability of each such principal and/or executive officer to sell any shares underlying any such stock option award as long as they are employed by the Company. The decision to accelerate vesting of these underwater stock options was made primarily to avoid recognizing compensation expense in future financial statements upon the adoption SFAS No. 123R, which is effective January 1, 2006, and requires all share-based payments to employees, including grants of employee stock options, to be recognized on the Company’s financial statements based on their fair values. The aggregate estimated compensation expense associated with these accelerated options that would have been recognized in the Company’s income statements after adoption of SFAS No. 123R by the Company, had the acceleration not occurred, totaled $1.0 million.

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

Recently Issued Accounting Pronouncements

New Accounting Standards

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 (“SFAS No. 154”), “Accounting Changes and Error Corrections — A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle and requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change of estimate effected by a change in accounting principle. SFAS No. 154 also carries forward without change the guidance in APB Opinion No. 20 with respect to accounting for changes in accounting estimates, changes in the reporting unit and correction of an error in previously issued financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date the Statement was issued. The Company is required to adopt the provision of SFAS No. 154, as applicable, beginning in 2006.

Results of Operations

The following table sets forth financial data for the years ended December 2005, 2004 and 2003 (in thousands):

	2005		2004			2003
		% of		% of	2005-2004		% of	2004-2003
		Revenue		Revenue	Change		Revenue	Change

Revenue:
Software license	$29,792	36%	$27,172	33%	$2,620	$20,270	31%	$6,902
Professional services	13,210	16	14,540	17	(1,330)	17,512	27	(2,972)
Recurring services(a)	40,101	48	41,089	50	(988)	27,146	42	13,943

Total revenue	83,103	100	82,801	100	302	64,928	100	17,873
Cost of revenue:
Software license	9,308	11	12,506	15	(3,198)	9,850	15	2,656
Professional services	9,534	11	14,715	18	(5,181)	14,022	22	693
Recurring services(b)	18,027	22	18,878	23	(851)	16,391	25	2,487
Asset impairment	—	—	7,195	8	(7,195)	—	0	7,195

Total cost of revenue	36,869	44	53,294	64	(16,425)	40,263	62	13,031

Gross profit	46,234	56	29,507	36	16,727	24,665	38	4,842

Operating expenses:
Sales and marketing	17,364	21	19,597	24	(2,233)	17,785	27	1,812
General and administrative	17,498	21	19,832	24	(2,334)	12,742	20	7,090
Research and development	10,921	13	13,383	16	(2,462)	9,995	15	3,388
Amortization of acquired intangible assets	3,850	5	3,718	4	132	1,720	3	1,998

Total operating expenses	49,633	60	56,530	68	(6,897)	42,242	65	14,288

Loss from operations	(3,399)	(4)	(27,023)	(32)	23,624	(17,577)	(27)	(9,446)
Gain on sale of assets	—	—	1,535	2	(1,535)	—	—	1,535
Other income, net	177	—	45	—	132	(34)	—	79
Interest income, net	655	1	310	—	345	728	1	(418)

Loss before income taxes	(2,567)	(3)	(25,133)	(30)	22,566	(16,883)	(26)	(8,250)
Income tax expenses	321	—	133	—	188	—	—	133

Net loss from continuing operations	(2,888)	(3)	(25,266)	(30)	22,378	(16,883)	(26)	(8,383)
Income from and gain on sale of discontinued operations	—	—	1,035	1	(1,035)	406	1	629

Net loss	$(2,888)	(3)%	$(24,231)	(29)%	$21,343	$(16,477)	(25)%	$(7,754)

(a)	Revenues from discontinued operations of $5.2 million, and $5.0 million, for the years ended December 31, 2004 and 2003, respectively, have been reclassified to income from discontinued operations.

(b)	Cost of sales from discontinued operations of $4.6 million, and $4.6 million, for the years ended December 31, 2004 and 2003, respectively, have been reclassified to income from discontinued operations.

The Company’s Results for the Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Total revenue.  Total revenue increased $0.3 million, to $83.1 million. Software license revenue increased $2.6 million, or 10% to $29.8 million. The increase in software license revenue was due primarily to additional SOURCEPRO® license product sales in the Rogue Wave division and additional license sales in ISD. Professional services revenue decreased $1.3 million, or 9%, to $13.2 million primarily due to the closure of a multi-year, fixed-

bid contract in the second quarter of 2005 and lower project revenue from ongoing projects. Recurring services revenue decreased $1.0 million, or 2%, to $40.1 million largely due to lower outsourcing revenue in ISD.

Cost of revenue.  Cost of revenue decreased $16.4 million, or 31%, to $36.9 million. Cost of revenue decreased due to:

•	$2.5 million reduction in software amortization expenses resulting from the lower carrying amounts assigned to software assets in ISD based on the asset impairment described below.

•	$1.2 million reduction in software amortization expenses associated with acquired technology assets in the Rogue Wave division. The lower amortization expenses in 2005 was attributable to a re-allocation of asset values completed at the end of 2004 resulting from the Company’s third party valuation of acquired assets and goodwill. The re-allocation resulted in lower amounts assigned to capitalized software in Rogue Wave and higher amounts being assigned to goodwill, thereby resulting in lower overall amortization expense recorded in 2005 compared to 2004.

•	Professional services costs decreased $5.2 million, or 35%, to $9.5 million primarily as a result of a decrease in salary and related expenses due to a decrease in headcount.

•	Recurring services costs decreased $0.9 million, or 5%, to $18.0 million primarily as a result of lower outside consulting expenses and lower headcount and related costs in the ISD division.

•	Asset impairment charges decreased $7.2 million. In the first quarter of 2004, we recorded asset impairment charges in ISD totaling $7.2 million. The Company wrote down $4.8 million of capitalized software in 2004 due to a decision to discontinue products that resulted from management’s effort to refocus the Company’s resources to products that will generate revenues in the near term and conserve cash flows. In the fourth quarter of 2003, the Company prepaid $0.9 million to Infotech Network Group (Infotech) for professional services. In March 2004, the Company paid Infotech an additional $2.1 million prepayment under an outsourcing agreement. Payments totaling $1.7 million were written off in the first quarter of 2004 when the asset was deemed not recoverable due to Infotech’s inability to provide assurances that it could deliver services in the future. The Company also wrote down $0.7 million of deferred costs related to its transaction business in the first quarter of 2004. The deferred costs were written down to their expected realizable value since the total balance of the asset was not recoverable due to the cancellation of certain contracts and lower than expected revenues on other contracts. There were no impairment charges recorded in 2005.

•	Royalties to a third party vendor for sales of software licenses increased $0.6 million from 2004 to 2005.

Sales and marketing.  Sales and marketing expenses decreased $2.2 million, or 11%, to $17.4 million due primarily to reductions in headcount and a concerted effort to reduce corporate marketing expenses for certain programs that management felt were not delivering expected value. The decrease was partially offset by increases in commissions and bonuses of $1.2 million from the implementation of variable incentive programs tied to divisional profitability.

General and administrative.  General and administrative expenses decreased $2.3 million, or 12%, to $17.5 million. Areas in which general and administrative expenses decreased are as follows:

•	The Company received $1.0 million in reimbursements from its primary D&O insurance provider for certain legal expenses incurred during the time period May 2004 to August 2005 as part of the Company’s defense of shareholder and derivative lawsuits. The reimbursements were recorded as a credit to legal expenses.

•	Bad debt expenses decreased by $0.6 million as a result of improved collection processes and lower overall credit risk associated with the Company’s receivable portfolio.

•	Third party consulting costs decreased by $0.2 million as a result of lower costs associated with the 404 Sarbanes Oxley internal control project and company efforts to perform compliance work internally.

•	Insurance costs decreased by $0.5 million as a result of lower premiums and other consolidation of previously outstanding policies.

•	Additionally, legal fees in 2005 compared to 2004 decreased $1.5 million. This decrease is a result of the higher level of expenditures incurred in 2004 at the onset of the internal investigations, class action lawsuits, and SEC investigation compared to current year activities.

Partially offsetting these decreases were increases in salaries and related expenses of $0.5 million as a result of increased headcount in various infrastructure support areas and $0.3 million associated with the implementation of a variable incentive program. Also, share based compensation expenses increased $0.5 million in 2005, and is primarily related to the restricted stock awards granted in 2004 and 2005 to members of the Company’s board of directors and executive officers.

Research and development.  Research and development expenses decreased $2.5 million, or 18%, to $10.9 million due primarily to a concerted effort to reduce staff in ISD and lower facility costs in ISD and Rogue Wave and an increase in the capitalization of software development costs at Rogue Wave and ISD. Partially offsetting the decrease was an increase in Rogue Wave research and development expense due to an increase in headcount related to the development of a new product.

Amortization of acquired intangibles.  Amortization expense increased $0.1 million due primarily to an increase in the carrying amounts of identifiable intangibles assets acquired in the Rogue Wave acquisition completed in 2003. This increase in basis occurred in the fourth quarter of 2004 when the appraisal of the Rogue Wave assets was completed. The current period amortization expense increased as a result of the higher amortizable basis in 2005 compared to 2004.

Gain on sale of assets.  In the third quarter of 2004, the Company sold the Healthcare.com domain name for a gain of $360,000. In the second quarter of 2004, the Company sold its minority equity investment in Royal Health Care, LLC for $3.1 million in cash. The transaction resulted in a $1.2 million gain on the sale of the assets. Also in the second quarter of 2004, the Company sold the technology and service contracts of Outlaw Technologies, Inc. (“Outlaw”) to a former employee of Quovadx for $0.2 million in cash, and assumed liabilities. The Company had recorded an impairment charge on the Outlaw assets held for sale of $0.7 million in the first quarter of 2004, as a result this transaction had no financial impact in second quarter 2004. Management determined at the time that the assets sold were not part of ongoing strategic plans.

Other income, net.  Other income and expense is primarily realized gains or losses from foreign currency exchanges. Other income increased $0.1 million for the year ended December 31, 2005 over the same period in 2004 due to changes in foreign currency exchange rates.

Interest income, net.  Interest income on cash and cash equivalents increased $0.3 million for the year ended December 31, 2005 over the same period in 2004 due to higher yields earned in 2005 on invested balances and interest on a note from a customer.

Income tax.  Income tax expense of $0.3 million was recorded for the year ended December 31, 2005. The income tax expense is primarily a result of taxable income from our international operations.

Income from and gain on sale of discontinued operations.  On December 31, 2004 we sold the assets of our Albuquerque, New Mexico Data Center and its Managed Care Transaction Manager business (“MCTM”) to Royal for $1.9 million in cash and recognized a gain of $0.4 million.. The New Mexico operations had revenue of $5.2 million, cost of sales of $4.6 million and net income of $0.6 million for the year ended December 31, 2004. There were no results recorded in 2005 as all activities to dispose of and exit this business were concluded in 2004.

Results of Division Operations for the Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Integration Solutions Division

The following table sets forth financial data for the years ended December 2005 and 2004 (in thousands):

	2005		2004		2005-2004
		% of Revenue		% of Revenue	Change

Revenue:
Software license	$8,994	23%	$7,085	17%	$1,909
Professional services	6,132	16	8,229	20	(2,097)
Recurring services	24,141	61	25,422	63	(1,281)

Total revenue	39,267	100	40,736	100	(1,469)
Cost of revenue:
Software license	4,876	12	6,887	17	(2,011)
Professional services	6,181	16	9,967	24	(3,786)
Recurring services	13,251	34	14,400	35	(1,149)
Asset impairment	—	—	7,195	18	(7,195)

Total cost of revenue	24,308	62	38,449	94	(14,141)

Gross profit	14,959	38	2,287	6	12,672

Operating expenses:
Sales and marketing	6,795	17	8,478	21	(1,683)
General and administrative	706	2	—	—	706
Research and development	3,146	8	5,103	13	(1,957)
Amortization of acquired intangible assets	793	2	1,327	3	(534)

Total operating expenses	11,440	29	14,908	37	(3,468)

Net income (loss) from operations	$3,519	9%	$(12,621)	(31)%	$16,140

Revenue decreased $1.5 million, or 4%, to $39.3 million. Professional services revenue decreased $2.1 million due to lower consulting services revenue associated with the closure of fixed price legacy contracts, and lower implementation revenue. Additionally, recurring services revenue decreased $1.3 million to $24.1 million due to lower outsourcing revenue from a major customer and lower revenue from transaction services. Partially offsetting the decrease was an increase in Cloverleaf software license revenue and third party software sales of $1.9 million.

Cost of revenue decreased $14.1 million, or 37%, to $24.3 million due to decreases in salary and related expenses as a result of lower headcount totaling $5.4 million. Capitalized software amortization was lower by $2.5 million due to lower asset values resulting from asset write offs that occurred in 2004, partially offset by increases in third party sales royalties of $0.6 million. Additionally, in 2004, ISD incurred impairment charges totaling $7.2 million. The Company wrote down $4.8 million of capitalized software in 2004 due to a decision to discontinue products that resulted from management’s effort to refocus the Company’s resources to products that will generate revenues in the near term and conserve cash flows. In the fourth quarter of 2003, the Company prepaid $0.9 million to Infotech Network Group (Infotech) for professional services. In March 2004, the Company paid Infotech an additional $2.1 million prepayment under an outsourcing agreement. Payments totaling $1.7 million were written off in the first quarter of 2004 because a portion of the asset was deemed not recoverable due to Infotech’s inability to provide assurances that it could deliver services in the future. The Company also wrote down $0.7 million of deferred costs related to its transaction business in the first quarter of 2004.

Operating expenses decreased $3.5 million, or 23%, to $11.4 million due to lower salaries and related personnel expenses of $2.6 million as a result of lower headcount and lower facility costs of $0.4 million. These decreases were partially offset by increased sales and marketing expenses of $0.2 million due to increased commissions and the implementation of a variable incentive program, which is based primarily on specific measurable goals including revenue growth and improved profitability.

CareScience Division

The following table sets forth financial data for the years ended December 2005 and 2004 (in thousands):

	2005		2004		2005-2004
		% of Revenue		% of Revenue	Change

Revenue:
Software license	$5,354	35%	$5,136	37%	$218
Professional services	6,022	39	5,158	37	864
Recurring services	4,065	26	3,616	26	449

Total revenue	15,441	100	13,910	100	1,531
Cost of revenue:
Software license	2,719	17	2,747	20	(28)
Professional services	2,599	17	3,659	26	(1,060)
Recurring services	3,831	25	3,226	23	605

Total cost of revenue	9,149	59	9,632	69	(483)

Gross profit	6,292	41	4,278	31	2,014

Operating expenses:
Sales and marketing	1,990	13	1,685	12	305
General and administrative	590	4	93	1	497
Research and development	2,515	16	2,515	18	—
Amortization of acquired intangible assets	1,224	8	1,234	9	(10)

Total operating expenses	6,319	41	5,527	40	792

Net income (loss) from operations	$(27)	0%	$(1,249)	(9)%	$1,222

Revenue increased $1.5 million to $15.4 million, as a result of increased sales of Data Manager in software license revenue. Professional services revenue increased $0.9 million due to higher Care Management System revenue. Recurring services revenue increased 12% to $4.1 million from additional outsourcing revenue from a major customer.

Cost of revenue decreased $0.5 million, or 5%, to $9.1 million due primarily to decreases in salary and related expenses as a result of lower headcount and lower billable travel costs.

Operating expenses increased $0.8 million, or 14%, to $6.3 million. The increase was primarily a result of increased sales and marketing of $0.3 million due to additional conferences and trades shows, and increased general and administrative expenses due to and increase in headcount and the implementation of a variable incentive program, which is based primarily on specific measurable goals including revenue growth and improved profitability.

Rogue Wave Software Division

The following table sets forth financial data for the years ended December 2005 and 2004 (in thousands):

	2005		2004		2005-2004
		% of Revenue		% of Revenue	Change

Revenue:
Software license	$15,444	54%	$14,951	53%	$493
Professional services	1,056	4	1,153	4	(97)
Recurring services	11,895	42	12,051	43	(156)

Total revenue	28,395	100	28,155	100	240
Cost of revenue:
Software license	1,713	6	2,872	10	(1,159)
Professional services	754	3	1,089	4	(335)
Recurring services	945	3	1,252	5	(307)

Total cost of revenue	3,412	12	5,213	19	(1,801)

Gross profit	24,983	88	22,942	81	2,041

Operating expenses:
Sales and marketing	7,532	27	7,846	28	(314)
General and administrative	954	3	466	2	488
Research and development	5,260	18	5,763	20	(503)
Amortization of acquired intangible assets	1,833	7	1,160	4	673

Total operating expenses	15,579	55	15,235	54	344

Net income from operations	$9,404	33%	$7,707	27%	$1,697

Cost of revenue decreased $1.8 million, or 35%, to $3.4 million, primarily as a result of finalizing the valuation of Rogue Wave software asset and fewer software assets being amortized.

Operating expenses increased $0.3 million to $15.6 million. General and administrative expenses increased $0.5 million primarily due the implementation of a variable incentive program tied to division profitability. Amortization of intangibles increased $0.7 million as a result of the valuation of intangibles and the resulting increase in the total value of the Rogue Wave intangible assets. Offsetting these increases were decreases in sales and marketing expenses of $0.3 million due to lower facilities costs in international operations, and research and development expenses of $0.5 million primarily due to the capitalization of the costs related to our new product, Rogue Wave Hydra.

Total Company Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Total Revenue.  Total revenue increased $17.9 million, or 27%, to $82.8 million. Software license revenue increased $6.9 million, or 34%, to $27.2 million, primarily due to the Company’s planned focus on software license revenue. CareScience was acquired on September 19, 2003 and Rogue Wave was acquire on December 19, 2003. Revenue from the date of purchase to the end of the year for each division was included in the 2003 results. The acquisitions of CareScience and Rogue Wave increased license revenue in 2004 by $3.7 million and $13.1 million, respectively. The revenue contribution from CareScience and Rogue Wave was partially offset by lower legacy product sales in ISD. Professional services revenue decreased $3.0 million, or 17%, due to the completion of existing contracts in ISD. Partially offsetting this decrease was the addition of CareScience and Rogue Wave, which added $3.4 million and $1.1 million, respectively. Recurring services revenue increased $13.9 million, or 51%, to $41.1 million primarily due to the acquisitions of CareScience and Rogue Wave, which added $2.6 million and $11.6 million, respectively.

Cost of revenue.  Cost of revenue increased $13.0 million, or 32%, to $53.3 million. Cost of revenue for the software license segment increased 27% or $2.7 million to $12.5 million due to an increase in software amortization of $0.6 million in 2004 over 2003. The increase in software amortization was caused by the addition of software acquired in the CareScience and Rogue Wave acquisitions. Professional services cost of revenue increased $0.7 million, or 5%. The increase in professional services costs was primarily due to the addition of CareScience and Rogue Wave which increased professional services cost of revenue by $2.6 million and $1.1 million in 2004, offset by decreases in headcount due to completion of several large contracts. Recurring revenue costs increased 15% to $18.9 million. Costs related to recurring services for the year ended December 31, 2004 increased $1.2 million due to the acquisition of Rogue Wave and $2.5 million due to the acquisition of CareScience, offset by decreases in headcount in other areas.

In 2004, costs of revenue increased $7.2 million due to a non-cash charge for asset impairments incurred during the first and fourth quarters of 2004. We impaired $4.8 million of our internally developed and acquired capitalized software. Our decision to discontinue products resulted from our new management’s effort to refocus our resources to products that would generate revenues in the near term and to conserve cash flows. In the fourth quarter of 2003, the Company prepaid $0.9 million to Infotech Network Group (“Infotech”), an Indian company, for professional services. In March 2004, the Company paid Infotech an additional $2.1 million for professional services; $1.7 million was written off in the first quarter of 2004 as a portion of the assets was deemed not recoverable due to the deterioration of the Company’s relationship with Infotech and Infotech’s inability to provide assurances that it could deliver those services in the future. We also impaired $0.7 million of deferred costs related to our transaction business because the total balance of the assets was not recoverable due to the cancellation of certain contracts and lower than expected revenues on other contracts.

Sales and marketing.  Sales and marketing expense increased $1.8 million, or 10%, to $19.6 million. The increase in sales and marketing expenses is primarily related to CareScience and Rogue Wave acquisitions, which added 9 and 45 employees, respectively. Partially offsetting the increase was a reduction in ISD sales employee headcount from 106 to 56 full time sales and marketing employees during 2004.

General and administrative.  General and administrative expense increased $7.1 million, or 56%, to $19.8 million. The increase in general and administrative expense was primarily due to an increase in legal and accounting expenses arising from the restatement of 2002 and 2003 historical financial data and ensuing litigation and from our cooperation with the SEC investigation. We also experienced increased costs related to Sarbanes Oxley compliance, occupancy and other costs from the acquisitions, and other management consulting costs. Additional, general and administrative expenses increased due to the CareScience and Rogue Wave acquisitions.

Research and development.  Research and development expense increased $3.4 million, or 34%, to $13.4 million. The increase in research and development expense is mainly due to personnel additions from the CareScience and Rogue Wave acquisitions which increased costs by $1.4 million and $4.3 million, respectively. Additionally, capitalized software costs decreased $2.2 million to $1.1 million in 2004 from $3.3 million in 2003 due to decreased headcount in ISD resulting from management’s refocus of resources to products that would generate revenues in the near term and to conserve cash flows.

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

Interest income, net.  Interest income on cash, cash equivalents and short-term investment balances and other miscellaneous income decreased $0.3 million to $0.4 million for the year ended December 31, 2004 from $0.7 million for the prior year period. The decrease in interest income is due to the decrease in the Company’s cash and cash equivalents balance that were used to fund operations offset by improved short term investment returns.

Income tax expenses.  A provision for income taxes of $0.1 million has been recorded for the twelve months ended December 31, 2004. The income tax expense is a result of net income in one of our international operations. We have incurred a net operating loss for 2003. We believe that, based on the history of losses and other factors, the weight of available evidence indicates that it is more likely than not that we will not be able to realize our deferred tax assets, and thus a full valuation allowance has been recorded against such assets as of December 31, 2004 and December 31, 2003.

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

Results of Division Operations for the Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

On December 19, 2003, Quovadx consummated the acquisition of Rogue Wave Software, Inc. and on September 19, 2003, Quovadx consummated the acquisition of CareScience, Inc. Due to the impact of these acquisitions on the overall results for the Company, the comparisons of the division’s results for 2004 to 2003 are included above in the analysis of the Company’s results for those years. No additional comparison of results for 2004 compared to 2003 by division is presented because the divisions were not created until 2004.

Liquidity and Capital Resources

Cash requirements

The following information summarizes, as of the last fiscal year end and balance sheet date, our known significant contractual obligations (in thousands):

							2011 &
	Total	2006	2007	2008	2009	2010	Thereafter
	(Dollars in thousands)

Operating leases	$10,059	$2,741	$2,247	$1,729	$1,309	$1,130	$903
Purchase obligations	3,149	3,149	—	—	—	—	—

	$13,208	$5,890	$2,247	$1,729	$1,309	$1,130	$903

In addition to our contractual obligations, we estimate that we will require cash to:

•	Continue to fund ongoing operations, including the addition of sales, product and infrastructure support personnel;

•	Continue to invest in new product development and market penetration strategies, including our Intelligent Health Broker Suite in ISD, Standards of Care in CareScience and Rogue Wave Hydra;

•	Invest in additional hardware and software to maintain and enhance our existing networks and software applications;

•	Defend and settle outstanding class action and derivative lawsuits;

•	Complete leasehold improvements to our facilities; and

•	Continue to comply with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002.

In 2006, we estimate that we will spend approximately $3 to $4 million related to capitalized software projects such as Rogue Wave Hydra Cloverleaf and Care Manager and an additional $3 to $4 million for capital expenditures to support the above initiatives and other technology infrastructure projects. The amounts and timing of our actual expenditures will depend upon numerous factors, including the status of our product development efforts, marketing and sales activities and the amount of cash generated by our operations, competition, and whether we complete any acquisitions. We may find it necessary or advisable to use portions of our cash and cash equivalents for other purposes or to increase our levels of investments in these initiatives as opportunities arise. Pending use of our cash, cash equivalents and short-term investments for the above purposes, we intend to invest such funds in short-term, interest-bearing, investment-grade securities. We expect to fund our capital obligations, and ongoing operational activities with cash provided by operations and existing cash, cash equivalent, restricted cash and investment balances of $32.8 million at December 31, 2005.

Sources and Uses of Cash

Cash provided by (used in) our operating, investing and financing activities is summarized as follows (dollars in thousands):

	2005	2004	2003

Operating activities	$10,626	$(4,150)	$(7,275)
Investing activities	(11,610)	(2,646)	(1,736)
Financing activities	1,275	1,444	1,318

The increase in net cash provided by operating activities in 2005 is primarily due to a decrease in the Company’s net loss. The Company generated cash from operations in 2005 despite the net loss of $2.9 million primarily as a result of having $11.4 million in non-cash depreciation and amortization expense. Additionally, the accrual of incentive payments in 2005 that will not be paid until 2006 was a source of cash of approximately $1.5 million. The Company also received reimbursements from its primary D&O insurance provider of $1.0 million in 2005. The increase in cash from operations from 2004 to 2005 was also attributable to $2.1 million paid to Infotech Network Group (Infotech) in March 2004 for professional services which did not re-occur in 2005. Also in March 2004, $1.7 million was written off as a portion of the prepaid services asset was deemed not recoverable due to the deterioration of the Company’s relationship with Infotech and Infotech’s inability to provide assurances that it could deliver those services in the future. Additionally, the Company has worked to improve the management of working capital by increasing cash and short term investment holdings, and by reducing unbilled accounts receivable by improving the month-end billing process to ensure more timely processing of customer invoices.

The decrease in net cash used in operating activities in 2004 compared to 2003 is mainly due to the decrease in accounts receivable and unbilled accounts receivable resulting from improved collection efforts, additional billing cycles and increased revenues totaling $6.3 million from December 31, 2003 to 2004. Offsetting these contributions was the decrease in accounts payable due to the high level of expenses in the fourth quarter of 2003 related to the acquisition of Carescience and Rogue Wave.

Net cash used in investing activities was $11.6 million in 2005, compared to $2.6 million in 2004, and $1.7 million in 2003. The increase in cash used in investing activities is primarily due to increased net purchases of short-term investments as well as increases in capital expenditures and capitalized software costs. Cash used in investing activities in 2004 also included the benefit of cash received from the sale of assets of $5.5 million, which included the sale of the investment in Royal, the New Mexico operations, and the Healthcare.com domain name.

Net cash provided by financing activities was $1.3 million in 2005, $1.4 million in 2004 and $1.3 million in 2003. Cash provided in 2005, 2004 and 2003 came from the exercise of stock options and stock purchases under the employee stock purchase plan.

The effect of foreign currency exchange rate changes on cash was a negative $1.3 million in 2005, compared to a positive $0.5 million in 2004. The negative effect in 2005 is primarily due to the increase in cash held in the international operations in local currencies and the rise in the exchange rate of the U.S. dollar compared to the British pound and the euro.

Commitments

The Company acquired its WebAccel product from CMI Corporate Marketing, d/b/a Compuflex International (“Compuflex”) in August 2003. An executive officer of the Company is the sole stockholder of Compuflex. Compuflex has received, royalty fees of $500,000 over two years from the Company in accordance with the terms of the purchase agreement. Through December 31, 2005, the Company paid Compuflex $500,000 in royalty payments. For each of the next three years ending on September 30, 2006, 2007 and 2008, the Company shall also be obligated to pay royalty fees to Compuflex equal to 20 percent of the revenue recognized during the preceding four fiscal quarters from sales of WebAccel software license fees.

Assessment of Future Liquidity

The Company’s cash and cash equivalents balances are expected to be sufficient to meet its anticipated liquidity needs for working capital and capital expenditures for the next twelve months. If additional capital resources were required for working capital or to grow our business internally or by acquisition, we may seek other financing arrangements. We cannot be assured that any financing arrangements will be available in amounts or on terms acceptable to us in the future. In making this assessment, we have considered:

•	Our consolidated cash, cash equivalents and short-term investments of $32.8 million as of December 31, 2005;

•	The anticipated level of capital expeditures during 2006; and

•	Our expectation of realizing positive cash flow from operations through 2006.

Item 7A.	Qualitative and Quantitative Disclosures About Market Risk

We currently develop and market our products primarily in the United States. As a majority of sales are currently made in U.S. dollars, a strengthening of the dollar could make our product less competitive in international markets. Since the GBP (British Pounds) and Euros are considered the primary currencies for the Company’s international operations, transactions that are completed in a foreign currency are translated into U.S. dollars and recorded in the financial statements. As we expand our international operations, we increase our exposure to market risk due to fluctuations in foreign currency exchange rates, which relate primarily to the intercompany balances with our subsidiaries located in Europe. The Company experienced translation gains or losses due to foreign currency fluctuations for the periods presented. Management does not believe the current risk from foreign currency exchange fluctuation is significant. The Company does not currently use any hedging strategies to minimize any translation risks.

Our cash, cash equivalents and short-term investments are sensitive to changes in the general level of U.S. interest rates. Due to the short-term nature of our investments, we believe that there is no material interest risk exposure. Based on the foregoing, no quantitative disclosures have been provided.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Quovadx, Inc.

We have audited the accompanying consolidated balance sheets of Quovadx, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Quovadx, Inc. at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31,2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Quovadx, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Denver, Colorado
March 7, 2006

QUOVADX, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
	(In thousands, except for share and per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$17,806	$18,822
Short-term investments	14,850	6,025
Accounts receivable, net of allowance of $462 and $1,067, respectively	14,122	14,068
Unbilled accounts receivable	720	1,195
Prepaids and other	1,771	2,598

Total current assets	49,269	42,708
Property and equipment, net	3,220	4,182
Software, net	7,409	11,333
Other intangible assets, net	13,862	17,713
Goodwill	46,724	46,724
Restricted cash	175	578
Other assets	484	707

Total assets	$121,143	$123,945

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,383	$3,523
Accrued liabilities	11,175	9,058
Deferred revenue	17,601	19,927

Total current liabilities	32,159	32,508
Other longterm liabilities	797	1,039

Total liabilities	32,956	33,547
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value; 100,000,000 authorized and 41,641,606 and 40,618,535 shares issued and outstanding, respectively	416	406
Deferred compensation	(530)	(214)
Accumulated other comprehensive income/(loss)	(199)	871
Additional paid-in capital	272,790	270,737
Accumulated deficit	(184,290)	(181,402)

Total stockholders’ equity	88,187	90,398

Total liabilities and stockholders’ equity	$121,143	$123,945

The accompanying notes are an integral part of these consolidated financial statements.

QUOVADX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2005	2004	2003
	(In thousands, except per share amounts)

Revenue:
Software license	$29,792	$27,172	$20,270
Professional services	13,210	14,540	17,512
Recurring services	40,101	41,089	27,146

Total revenue	83,103	82,801	64,928

Cost of revenue:
Software license	9,308	12,506	9,850
Professional services	9,534	14,715	14,022
Recurring services	18,027	18,878	16,391
Asset impairment	—	7,195	—

Total cost of revenue	36,869	53,294	40,263

Gross profit	46,234	29,507	24,665

Operating expenses:
Sales and marketing	17,364	19,597	17,785
General and administrative	17,498	19,832	12,742
Research and development	10,921	13,383	9,995
Amortization of acquired intangible assets	3,850	3,718	1,720

Total operating expenses	49,633	56,530	42,242

Loss from operations	(3,399)	(27,023)	(17,577)
Gain on sale of assets	—	1,535	—
Other income, net	177	45	(34)
Interest income, net	655	310	728

Loss before income taxes	(2,567)	(25,133)	(16,883)
Income tax expense	321	133	—

Loss from continuing operations	(2,888)	(25,266)	(16,883)
Discontinued operations:
Income from discontinued operations	—	589	406
Gain on sale of discontinued operations	—	446	—

Net loss	$(2,888)	$(24,231)	$(16,477)

Net loss from continuing operations per common share — basic and diluted	$(0.07)	$(0.63)	$(0.54)
Income from and gain on sale of discontinued operations per common share — basic and diluted	—	0.02	0.02

Net loss per common share — basic and diluted	$(0.07)	$(0.61)	$(0.52)

Shares used in computing net loss per share — basic and diluted	40,924	39,892	31,407

The accompanying notes are an integral part of these consolidated financial statements.

QUOVADX, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

				Accumulated
				Other	Additional
	Common Stock		Deferred	Comprehensive	Paid-in	Accumulated
	Shares	Amount	Compensation	Income	Capital	Deficit	Total
	(In thousands)

Balance at January 1, 2003	30,176	$302	$—	$—	$226,685	$(140,694)	$86,293
Net loss	—	—	—	—	—	(16,477)	(16,477)
Currency translation adjustment	—	—	—	131	—	—	131

Comprehensive loss							(16,346)
Shares issued for acquisitions	8,072	81	—	—	41,014	—	41,095
Stock option exercises and issuances under employee stock purchase plan	690	6	—	—	1,312	—	1,318
Deferred compensation from options exchanged in acquisition	—	—	(385)	—	—	—	(385)

Balance at December 31, 2003	38,938	389	(385)	131	269,011	(157,171)	111,975
Net loss	—	—	—	—	—	(24,231)	(24,231)
Currency translation adjustment	—	—	—	740	—	—	740

Comprehensive loss	—	—	—	—	—	—	(23,491)
Stock option exercises and issuances under employee stock purchase plan	1,586	16	—	—	1,428	—	1,444
Deferred compensation from options exchanged in acquisition	—	—	365	—	105	—	470
Deferred compensation from restricted stock awards	95	1	(194)	—	193	—	—

Balance at December 31, 2004	40,619	406	(214)	871	270,737	(181,402)	90,398
Net loss	—	—	—	—	—	(2,888)	(2,888)
Currency translation adjustment	—	—	—	(1,070)	—	—	(1,070)

Comprehensive loss	—	—	—	—	—	—	(3,958)
Stock option exercises and issuances under employee stock purchase plan	747	7	—	—	1,268	—	1,275
Deferred compensation from options exchanged in acquisition	—	—	20	—	—	—	20
Deferred compensation from restricted stock awards	276	3	(336)	—	785	—	452

Balance at December 31, 2005	41,642	$416	$(530)	$(199)	$272,790	$(184,290)	$88,187

The accompanying notes are an integral part of these consolidated financial statements.

QUOVADX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2005	2004	2003
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,888)	$(24,231)	$(16,477)
Adjustments to reconcile net loss to net cash used in operating activities Depreciation and amortization	7,570	11,108	9,715
Amortization of acquired intangible assets	3,850	3,332	1,720
Share based compensation	452	—	—
Amortization of deferred compensation	20	470	—
Asset impairments	—	7,529	—
Gain on sale of assets	—	(1,981)	—
(Recovery) provision for losses on accounts receivable	(461)	162	82
Change in assets and liabilities (net of assets and liabilities acquired)
Accounts receivable	220	3,986	(559)
Unbilled accounts receivable	474	2,270	1,128
Prepaids and other	1,467	2,063	618
Accounts payable	(120)	(4,430)	5,525
Accrued liabilities	2,083	(5,139)	(6,046)
Deferred revenue	(2,041)	711	(2,981)

Net cash provided by (used in) operating activities	10,626	(4,150)	(7,275)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,277)	(1,010)	(1,971)
Purchased and capitalized software	(1,508)	(1,087)	(3,557)
Business acquisitions, net of cash acquired	—	—	(12,585)
Proceeds from sale of assets	—	5,476	—
Purchase of short-term investments	(38,240)	(6,025)	(33,720)
Sale of short-term investments	29,415	—	50,097

Net cash used in investing activities	(11,610)	(2,646)	(1,736)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock and exercise of stock options	1,275	1,444	1,318

Net cash provided by financing activities	1,275	1,444	1,318

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH	(1,307)	486	137

Net decrease in cash and cash equivalents	(1,016)	(4,866)	(7,556)
Cash and cash equivalents at beginning of period	18,822	23,688	31,244

Cash and cash equivalents at end of period	$17,806	$18,822	$23,688

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS
Issuance of common stock in business acquisitions	$—	$—	$41,095
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$(256)	$160	$23

The accompanying notes are an integral part of these consolidated financial statements.

QUOVADX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three years ended December 31, 2005, 2004, and 2003

1.	Organization and Summary of Significant Accounting Policies

Overview

Quovadx offers software and services for application and system development, extension, integration and analysis to enterprise customers worldwide. Quovadx is comprised of three divisions: the Integration Solutions division (“ISD”), which offers private and public healthcare organizations interoperability solutions for clinical and financial integration; the CareScience division (“CareScience”), which provides care management and analytical solutions to hospitals and health systems; and the Rogue Wave Software division (“Rogue Wave”), which provides reusable software components and services to professional developers for enterprise-class application development.

Basis of Presentation

The Company is incorporated under the laws of the State of Delaware. The consolidated financial statements include the accounts of Quovadx and its wholly-owned subsidiaries, Rogue Wave Software, Inc. (“Rogue Wave”), CareScience, Inc. (“CareScience”), Quovadx Ltd., Healthcare.com Corporation (“Healthcare.com”), and Confer Software, Inc. (“Confer”). All material intercompany amounts and transactions have been eliminated.

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

Revenue Recognition

The Company recognizes revenue in accordance with the provisions of Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-4, and SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.”

Our license agreements generally provide either that customers pay a perpetual license fee based on a specified number of instances of the software or the type of software modules licensed, or pay a subscription fee for a set number of years. Customers that purchase licenses, under a perpetual license agreement, generally enter into renewable one-year maintenance agreements that entitle the customer to receive unspecified updates on the licensed software, error corrections and telephone support, generally for a fixed fee.

The methodology the Company uses to recognize perpetual license software license and related services revenue is dependent on whether the Company has established vendor-specific objective evidence (“VSOE”) of fair value for the separate elements of a multiple-element agreement. If an agreement includes license, service and maintenance elements, and we have established VSOE of fair value on the undelivered service and maintenance elements, the revenue for the agreement will be recognized based on the residual method. Under the residual method the VSOE of fair value is assigned to the service and maintenance elements and the remaining agreement fee is allocated to the license element. The license fee is recognized on delivery of the software if the services are not essential to the functionality of the software, the collection of the fees is probable, the fees are fixed and determinable, and an agreement is signed. Revenue based on the VSOE of fair value from the service and maintenance elements of the agreement that are to be delivered at a future date is initially deferred. Revenue from the services element is recognized as the services are provided. Maintenance revenue is recognized ratably over the

QUOVADX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

maintenance period, which is generally twelve months. When the related services elements are essential to the functionality of the base product, or when the Company has not established VSOE of fair value for the remaining services, the software license fees are deferred and the entire contract is recognized ratably over the period that the last element is delivered. Utilizing the criteria provided in SOP 97-2, we evaluate the vendor specific objective evidence to determine the fair value of the elements delivered in situations where multiple element arrangements exist.

Professional services revenue represents software development, implementation, consulting services and education/training. When revenue is recognized from a fixed price contract and collection of fees is probable, the Company recognizes professional services revenue using the percentage-of-completion method of accounting. When revenue is recognized from a time-and-materials contract, and the collection of fees is probable, the Company recognizes professional services revenue as the services are provided.

When revenue from professional services contracts is recognized using the percentage-of-completion basis of accounting, management estimates the costs to complete the services to be provided under the contract. There are risks and uncertainties associated with the percentage-of-completion estimation process. The Company may encounter budget and schedule overruns caused by external factors beyond its control such as the utilization and efficiency of our consultants and the complexity of our customers’ IT environment. Adjustments to cost estimates are made in the period in which the facts requiring such revisions become known. Estimated losses, if any, are recorded in the period in which the current estimates of the costs to complete the services exceed the revenue to be recognized under the contract.

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

Cash and Cash Equivalents

All liquid investments with original maturities of three months or less when purchased are considered cash equivalents. All cash equivalents are carried at cost, which approximates fair value due to the short maturities of the underlying instruments. Cash equivalents are short-term, highly liquid investments that are both:

a) Readily convertible to known amounts of cash

b) So near their maturity that they present insignificant risk of changes in value because of changes in interest rate.

Short-Term Investments

Short-term investments consist of interest bearing money market accounts and auction rate securities classified as “held to maturity” with maturities less than twelve months. The Company had no unrealized gains or losses from

QUOVADX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

short term investments. The following table summarizes the Company’s short term investments as of December 31, 2005 and 2004 (amounts in thousands):

	Historic Cost as of	Historic Cost as of
	December 31, 2005	December 31, 2004

Interest bearing money market accounts	$6,175	$6,025
Auction rate securities	8,675	—

Total	$14,850	$6,025

Fair Value of Financial Instruments

The Company’s financial instruments include cash, short-term investments, accounts receivable, accounts payable and accrued liabilities. The carrying amounts of financial instruments approximate fair value due to their short maturities.

Unbilled Accounts Receivable

Unbilled accounts receivable arise as revenue is recognized for time and costs incurred on time-and-material contracts, and for revenue that is recognized on fixed price contracts under the percentage-of-completion method of accounting for which revenue recognized exceeds amounts that have been billed.

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts to reserve for the inability of certain customers to pay their accounts receivable balances. The Company periodically assesses the financial condition of its customers to determine if there is reasonable assurance of collectibility. Additional allowances may be required if the financial condition a customers deteriorates. A considerable amount of judgment is required in order to determine the realization of our receivables, including assessing the likelihood of collection and the creditworthiness of each customer. The Company reversed previously recorded bad debt expense of $461,000 for the year ended December 31, 2005. Bad debt expense for the years ended December 31, 2004 and 2003 was $162,000, and $82,000 respectively.

Valuation and qualifying accounts for each of the years in the three year-period ended December 31, 2005 is detailed below (in thousands):

					Reduction
	Balance at	(Credited)			in Sales				Balance at
Allowance for Doubtful Accounts	Beginning	Charged to			Return				End of
and Sales Returns	of Period	Expense	Deduction		Allowance		Transfers		Period
	(Dollars in thousands)

2005	$1,067	$(461)	$(144	)(a)	$—		$—		$462
2004	2,765	162	(1,555	)(a)	(305	)(b)	$—		$1,067
2003	2,370	82	(919	)(a)	—		1,232	(c)	2,765

(a)	Represents credit losses written off during the period, less collection of amounts previously written off.

(b)	Reduction in Rogue Wave sales allowance that is no longer needed as an adjustment to goodwill.

(c)	Transfer of allowance balances from business acquisitions.

Warranties

The Company issues warranties to customers for product performance in accordance with specifications that are short term in nature, generally 90 days or less. Application service provider (“ASP”) service agreements provide warranty-like coverage for the duration of the service relationship. The Company’s obligations under these

QUOVADX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

warranties have not been significant and are generally covered under customer maintenance agreements. The Company also indemnifies customers against patent infringement claims. As of December 31, 2005 and 2004, there were no liabilities recorded in the financial statements related to indemnifications or warranties.

Major Customers

The Company had the following Integration Solutions division customer, which accounted for greater than 10% of our consolidated revenue in any of the years ended December 31, 2005, 2004 and 2003:

	Year Ended December 31,
Customer	2005	2004	2003

Medical University of South Carolina	15%	16%	20%

The contract with this customer is scheduled to terminate in 2006.

The next largest customer accounted for 3% of total revenue for the year ended December 31, 2005. Each of our divisions have several large customers that individually do not generate revenue that is over 10% of total revenue, but collectively are significant. The following table indicates the revenue generated from the top five customers in each division.

Year Ended December 31,	Integration Solutions	CareScience	Rogue Wave

2005	43%	44%	16%
2004	51%	45%	12%

There were no customers that accounted for greater than 10% of accounts receivable at December 31, 2005 or December 31, 2004.

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets, ranging from two to seven years. Internally used software, whether purchased or developed is capitalized and amortized over an estimated useful life of three to five years. Depreciation expense totaled $2.1 million, $3.5 million, and $2.8 million for the years ended December 31, 2005, 2004, and 2003, respectively.

	December 31,
	2005	2004
	(In thousands)

Property and Equipment
Furniture, fixtures and equipment	$4,588	$5,275
Computer hardware	22,494	21,763
Computer software	10,664	10,370

	37,746	37,408
Less accumulated depreciation and amortization	(34,526)	(33,226)

	$3,220	$4,182

Purchase Accounting

In connection with acquisitions, we assessed the fair value of assets acquired and liabilities assumed. Items such as accounts receivable, property and equipment, other intangible assets, certain accrued liabilities, and other reserves require a high degree of judgment from management. We use third parties to assist us with such valuations. In connection with our acquisitions, we are required to recognize other intangible assets separate and apart from

QUOVADX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

goodwill if such assets arise from contractual or other legal rights or if such assets are separable from the acquired businesses. Other intangible assets include developed technology, customer-related assets such as order backlog, and trade names.

Capitalized Software Costs

Capitalized software costs consist of purchased software, capitalized software development costs, and software acquired through acquisitions. Purchased software is used with the Company’s existing software as well as held for resale under exclusive license arrangements and is amortized ratably over a three-year estimated useful life. In accordance with FASB Statement No. 86 “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” software development costs are required to be expensed until the point that technological feasibility of the product is established, which the Company has determined to be when a detailed program design is complete. Once technological feasibility is established, the Company capitalizes internal and external labor costs incurred in developing the software, until the product has reached general availability. The establishment of technological feasibility and continuing evaluation of the recoverability of the capitalized software development costs requires management’s judgment with respect to the impact of external factors such as future revenue, estimated economic life and changes in software and hardware technologies. Capitalized software development costs are amortized on a straight-line basis over an estimated life, which is generally three years. Capitalized software acquired through business combinations is amortized on a straight line basis over an estimated useful life which is generally three to five years. The Company capitalized $1.5 million, $1.1 million, and $3.6 million of software development costs in 2005, 2004 and 2003, respectively. The Company wrote off $4.8 million of capitalized software in 2004. Software amortization expense, a component of cost of sales, for the years ended December 31, 2005, 2004 and 2003 was $5.4 million, $7.6 million, and $6.9 million respectively. In 2005, the Company retired fully amortized capital software assets totaling $1.1 million.

	December 31,
	2005	2004
	(In thousands)
Capitalized Software
Acquired Software	$27,098	$27,182
Capitalized Software	9,051	8,590

	36,149	35,772
Accumulated Amortization	(28,740)	(24,439)

	$7,409	$11,333

Goodwill

The Company has adopted Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” In accordance with SFAS No. 142, the Company did not record amortization expense related to goodwill.

SFAS No. 142 requires that goodwill at each reporting unit be tested annually for impairment and more frequently if events or changes in circumstances indicate assets might be impaired. The Company has identified the fourth quarter as the period for its annual impairment test. Upon the occurrence of certain indicators, we are required to evaluate goodwill for impairment more than annually. Factors that are considered in the review for impairment include significant under-performance, major changes in the manner of our use of the acquired assets or our business strategy, significant negative industry or economic trends, and our market capitalization relative to net book value. The Company performed its annual evaluation during the fourth quarter of 2005, and no impairment

QUOVADX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

was indicated. However, changes in future market conditions, forecasts or assumptions used in the evaluation could result in impairments in future periods.

	Rogue
	Wave	CareScience

Balance at January 1, 2003	$—	$—
Acquisition of CareScience (Note 3)	—	13,318
Acquisition of Rogue Wave (Note 3)	34,697	—

Balance at December 31, 2003	34,697	13,318
Reconciliation of opening balances	(2,926)	(219)
Valuation adjustment	1,603	—
Acquisition expenses	—	(357)
Leases restructuring	608	—

Balance at December 31, 2004	33,982	12,742
2005 adjustments	—	—

Balance at December 31, 2005	$33,982	$12,742

Goodwill resulting from the acquisitions of CareScience and Rogue Wave was adjusted during 2004. Reconciliations of the opening balances for all assets and liabilities and valuation adjustments resulted in adjustments of $1.3 million to the Rogue Wave goodwill and $0.2 million to the CareScience goodwill. Acquisition expenses relating to CareScience were less than anticipated resulting in an adjustment to goodwill of $0.4 million. Charges for the impairment of a lease in the Netherlands resulted in an increase of $0.6 million in goodwill related to the Rogue Wave acquisition. There were no adjustments or changes to the goodwill balances during the year ended December 31, 2005.

Acquired Intangible Assets

Intangible assets recognized in the Company’s acquisitions are amortized over their estimated lives. Customer base assets are amortized over a weighted average life of 6.4 years. Trade names are amortized over 5 years and other intangibles are amortized over 12 years. Amortization expense related to intangible assets was $3.9 million, $3.3 million, and $1.7 million for the years ended December 31, 2005, 2004 and 2003, respectively. Amortization expense in 2004 includes impairment expense of $0.3 million. The Company expects amortization expense to be $3.8 million for the years 2006 and 2007, $3.7 million for 2008, $1.7 million for 2009 and $0.9 million for 2010. Amortization of intangible assets is scheduled to end in 2010.

	2005			2004
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value

Customer base	$22,496	$(8,982)	$13,514	$22,496	$(5,315)	$17,181
Trade name	559	(243)	316	559	(136)	423
Other	2,178	(2,146)	32	2,178	(2,069)	109

	$25,233	$(11,371)	$13,862	$25,233	$(7,520)	$17,713

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

QUOVADX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved.

Significant estimates are utilized to calculate expected future cash flows included in impairment analyses. We also utilize judgment to determine other factors within fair value analyses, including the applicable discount rate.

In the fourth quarter of 2005, the Company performed an evaluation its long-lived assets in connection with the goodwill evaluation. There were no factors that indicated an evaluation was required. There were no impairments of long-lived assets identified in 2005.

The Company wrote off $4.4 million of capitalized software in ISD in the first quarter and $0.4 million in the fourth quarter of 2004 due to a decision to discontinue products that resulted from management’s effort to refocus the Company’s resources to products that generate revenues in the near term and conserve cash flows.

In the fourth quarter of 2003, the Company prepaid $0.9 million to Infotech Network Group (“Infotech”) for professional services. In March 2004, the Company paid Infotech an additional $2.1 million prepayment under an outsourcing agreement. Payments totaling $1.7 million were written off in the first quarter of 2004 since the asset was deemed not recoverable due to Infotech’s inability to provide assurances that it could deliver services in the future. The Company expensed $1.4 million of the prepaid services to cost of sales and research and development for the year ended December 31, 2004. As of December 31, 2004, the Company had utilized $1.4 million in prepaid services from Infotech.

The Company also wrote down $0.7 million of deferred costs related to its transaction business. The deferred costs were written down to their expected realizable value because the total balance of the asset was not recoverable due to the cancellation of certain contracts and lower than expected revenues on other contracts.

Other Assets

Other current and long-term assets include deferred costs, tax receivables, deposits, and prepaid expenses. Deferred costs include direct labor incurred related to implementation activities on certain contracts where the revenue will be recognized on a straight-line basis over the term of the remaining contract. The costs, which totaled $0.2 million and $0.4 million at December 31, 2005 and 2004, respectively, are expected to be amortized to expense over the contract periods of five to seven years. In the first quarter of 2004, the Company wrote off $0.7 million in deferred costs that were determined to be unrecoverable based on the related contracts. The Company also had a note receivable, which had a balance of $0.8 million at December 31, 2004. The principal balance of the note was paid in full during 2005. Due to concerns about collectibility, the note was accounted for on a non-accrual basis. Interest income was recognized in 2005 after all principal had been paid.

The Company had restricted cash of $0.2 million and $0.6 million, as of December 31, 2005 and 2004, respectively. Restricted cash primarily represents investments that support letters of credit related to operating leases.

Research and Development

Research and development expense includes costs incurred by the Company to develop and enhance the Company’s software until the point that technological feasibility is reached. Research and development costs are charged to expense as incurred.

Advertising

Advertising expense for the years ended December 31, 2005, 2004 and 2003 was $1.0 million, $0.8 million, and $0.7 million, respectively.

QUOVADX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounting for Contingencies

The Company is involved in several lawsuits. The Company uses the criteria in FSAF No. 5 Accounting for Contingencies to determine whether to accrue an amount for the possible outcome of pending litigation. The factors we consider are:

•	The period in which the underlying cause of the pending litigation occurred;

•	The degree of probability of an unfavorable outcome;

•	The ability to make a reasonable estimate of the amount of loss.

An accrual for a loss contingency is recorded if it is possible to estimate the amount of loss the Company could incur and it is probable that the Company will incur the loss.

Deferred Taxes

Deferred income tax assets and liabilities are recognized for the future tax consequences of temporary differences. Temporary differences arise when revenues and expenses for financial reporting are recognized for tax purposes in a different period. The Company has recognized, before the valuation allowance, a net deferred tax asset. The majority of the deferred tax asset is net operating loss (“NOL”) carryforwards and unused tax credits. The Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” (“SFAS No. 109”) requires that a valuation allowance be recorded against deferred tax assets unless it is more likely than not that the deferred tax asset will be utilized. As a result of this analysis, the Company has recorded a full valuation allowance against its net deferred tax asset. The Company will continue to evaluate the need to record valuation allowances against deferred tax assets and will make adjustments in accordance with the accounting standard.

Share-Based Compensation

At December 31, 2005, the Company had three stock option plans and one employee stock purchase plan, which are described in Note 6. The Company has elected to account for stock-based compensation arrangements using the intrinsic value method under the provisions of Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Under this method, stock compensation is recognized to the extent that the exercise price is less than the market price for the underlying stock on the date of grant. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

On September 14, 2005, the Compensation Committee of the Board of Directors the Company approved, effective October 1, 2005, the acceleration of vesting for “out of the money” unvested stock options held by current employees, including executive officers. Stock options held by non-employee directors were not included in such acceleration. A stock option was considered “underwater” if the option exercise price was greater than $3.00 per share. These actions were taken in accordance with the applicable provisions of the Company’s stock option plans. In taking these actions, the Compensation Committee imposed restrictions on the stock option awards granted to principal officers and executive officers of the Company, which restrict the ability of each such principal and/or executive officer to sell any shares underlying any such stock option award as long as they are employed by the Company. The decision to accelerate vesting of these underwater stock options was made primarily to avoid recognizing compensation expense in future financial statements upon the adoption SFAS No. 123R, which is effective January 1, 2006, and requires all share-based payments to employees, including grants of employee stock options, to be recognized on the Company’s financial statements based on their fair values. The aggregate estimated compensation expense associated with these accelerated options that would have been recognized in the Company’s income statements after adoption of SFAS No. 123R by the Company, had the acceleration not occurred, totaled $1.0 million, which is included in the proforma net loss in 2005.

QUOVADX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
	2005	2004	2003
	(In thousands except per share data)

Net loss:
As reported	$(2,888)	$(24,231)	$(16,477)
Plus: stock based compensation recognized under intrinsic value method	472	470	—
Less: stock based compensation under fair value method	(5,160)	(1,821)	(5,838)

Pro forma net loss	$(7,576)	$(25,582)	$(22,315)

Net loss per common share:
As reported	$(0.07)	$(0.61)	$(0.52)
Pro forma	(0.19)	(0.64)	(0.71)

The stock compensation expense recognized in 2005 is primarily related to the restricted stock awards granted in 2004 and 2005 to members of the Company’s Board of Directors and executives (see Note 6). The remainder of 2005 stock compensation expense and all of the 2004 expense is related to the conversion of Rogue Wave stock options when exchanged at acquisition for the Quovadx stock options.

The stock based compensation under the fair value method for the year ended December 31, 2004 includes recoveries based on options forfeited when six executives left the Company. The adjustment to the pro forma net loss under the fair value method for these forfeited options totaled $3.1 million.

For the years ended December 31, 2005, 2004 and 2003, the fair value of each option on the date of grant was determined using the Black-Scholes valuation model. The following assumptions were used for grants in 2005, 2004 and 2003: risk-free rates corresponding to government securities with original maturities similar to the expected option lives of 4.2% for 2005, 4.7% for 2004, and 3.9% for 2003; expected dividend yield of 0% for all periods; volatility factor of 106% for 2005, 106% for 2004, and 120% for 2003; and expected lives of 5.0 for all three years.

The weighted-average fair value of options at grant date was $2.48, $1.99, and $2.37, in 2005, 2004, and 2003, respectively.

In December 2004, the FASB issued SFAS No. 123 “Share-Based Payment,” (“SFAS No. 123R”), which is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation.” This Statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95 “Statement of Cash Flows.” SFAS No. 123R requires all share-based payments to employees to be recognized in the income statement based on their fair value. Pro forma disclosure and the intrinsic value method of accounting will no longer be alternative methods of disclosure.

We have decided to adopt this standard when required, currently January 1, 2006. We plan to use the modified prospective method of adopting SFAS No. 123R and the Black-Scholes-Merton valuation model. The Company currently accounts for share-based payments to employees using the APB 25 intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options based on the requirements of SFAS No. 123. The adoption of SFAS No. 123R’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. We estimate the impact of adopting SFAS No. 123R to be additional compensation expense in 2006 of approximately $2.2 million which includes the unvested portion of current outstanding stock options and estimated 2006 stock option grants. Significant estimates are required under SFAS No. 123R to calculate the fair value of share based compensation.

QUOVADX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net Loss Per Common Share

Net loss per common share (“EPS”) is calculated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share.” Under the provisions of SFAS No. 128, basic EPS is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if stock options were exercised, resulting in the issuance of common stock that would share in the loss of the Company. For the years ended December 31, 2005, 2004 and 2003 the effect of all common stock equivalents is excluded from the computation of diluted EPS since their effect would decrease the loss per share. Potential dilution of the stock options exercisable into common stock is computed using the treasury stock method based on the average fair market value of the stock. The diluted weighted average common shares calculation for the twelve months ended December 31, 2005, 2004 and 2003 excludes 1,251,094, 1,371,494 and 1,004,915 options, respectively, to purchase common stock because their effect would be been anti-dilutive under the treasury stock method.

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income” establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income (loss) includes all changes in equity during a period from non-owner sources. During the years ended December 31, 2005, 2004 and 2003, comprehensive loss included the change in foreign currency translation. The foreign currency translation amounts relate to our subsidiaries in Europe and Japan. The Japan operations were liquidated in the first quarter of 2005.

Foreign Currency Translations

The assets and liabilities of our international operations are translated into U.S. dollars at current exchange rates and revenues and expenses are translated at average exchange rates for the period. The resulting translation adjustment is recorded as a component of other comprehensive income (loss). Foreign currency gains and losses on transactions are recorded in the results of operations and historically have not been material.

New Accounting Standards

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 (“SFAS No. 154”), “Accounting Changes and Error Corrections — A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle and requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change of estimate effected by a change in accounting principle. SFAS No. 154 also carries forward without change the guidance in APB Opinion No. 20 with respect to accounting for changes in accounting estimates, changes in the reporting unit and correction of an error in previously issued financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date the Statement was issued. The Company is required to adopt the provision of SFAS No. 154, as applicable, beginning in 2006.

2.	Business Acquisitions

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

QUOVADX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Year Ended
December 31, 2003

Revenue	$102,335
Net loss	(27,122)
Net loss per share	$(0.70)

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

			Accrual at		Accrual at		Accrual at
	Accrued at	Paid in	December 31,	Paid in	December 31,	Paid in	December 31,
	Acquisition	2003	2003	2004	2004	2005	2005
	(In thousands)

Employee Severance	$1,050	$(623)	$427	$(427)	$—	$—	$—
Lease abandonment costs	1,905	(60)	1,845	(263)	1,582	(242)	1,340
Less: Sublease income	(301)	—	(301)	—	(301)	—	(301)

	$2,654	$(683)	$1,971	$(690)	$1,281	$(242)	$1,039

In the fourth quarter of 2003, due to the acquisition, the Company initiated a headcount reduction of Rogue Wave employees. As a result, the Company recorded a preliminary estimate of severance costs of $0.7 million comprised of salary and employee-related expenses. At December 31, 2003, the balance of the severance accrual was $0.4 million and at December 31, 2004 the entire amount had been paid out.

QUOVADX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Business/Asset Dispositions

In the second quarter of 2004, the Company sold its minority equity investment in Royal Health Care, LLC (“Royal”). Royal is a healthcare management services company in which Quovadx owned an equity position. The sale price of $3.1 million, paid in cash, was received on June 29, 2004. The Company recorded a $1.2 million gain on the sale of this asset.

Also in the second quarter of 2004, the Company sold technology and service contracts of Outlaw Technologies, Inc. to a former employee of the Company for $0.2 million in cash and assumed liabilities. The Company had recorded an impairment charge on assets held for sale of $0.7 million in the first quarter of 2004; as a result, this transaction had no financial impact in second quarter 2004. Management deemed these assets did not fit into ongoing strategic plans.

In the third quarter of 2004, the Company sold the Healthcare.com domain name for $360,000.

On December 31, 2004, the Company sold the assets of the Albuquerque, New Mexico Data Center and our Managed Care Transaction Manager (“MCTM”) system. The hosting service center and MCTM system no longer fit into our new business strategy because they represent a niche area of the healthcare payer segment which is not an area of strategic growth. The assets were sold to Royal Health Care Data Center, LLC, a subsidiary of Royal, for $1.9 million in cash before transaction related expenses of $0.1 million. A gain of $0.4 million was recognized on the sale in the fourth quarter of 2004. As part of this transaction, Royal signed software license and maintenance agreements for other of our software products and we received $0.3 million in software license revenue. We will continue to provide support for facilities and telecommunications management to Royal and Royal will provide hosting services and co-location services for our corporate web infrastructure and servers. Royal is a management services organization serving New York healthcare organizations. A director of the Company is on Royal’s board of directors.

The assets sold had net book values at December 31, 2004 as follows:

December 31, 2004
(In thousands)

Net book value of assets sold:
Furniture, leasehold improvements and equipment	$322
Deferred costs	993

Total	$1,315

The financial statements for the year ended December 31, 2003 have been restated to reflect the presentation of the New Mexico Data Center as a discontinued operation. The following is the summarized results of operations for the New Mexico Data Center in the years ended December 31, 2004, and 2003:

	Year Ended December 31,
	2004	2003
	(In thousands)

Recurring services revenues	$5,164	$5,004
Cost of recurring services revenue	4,575	4,598

Income from discontinued operations	$589	$406

QUOVADX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Balance Sheet Components

Certain balance sheet components are as follows (in thousands):

	December 31,
	2005	2004

Other Current Assets
Prepaid maintenance and support	$1,434	$999
Note receivable	—	784
Deferred costs	158	316
Other	179	499

	$1,771	$2,598

	December 31,
	2005	2004

Accrued Liabilities
Accrued compensation	$4,679	$3,309
Accrued taxes	1,215	733
Accrued rent	408	535
Accrued legal fees	838	497
Accrued audit fees	508	683
Option liability payout	110	345
Accrued professional fees	86	100
Other	3,331	2,856

	$11,175	$9,058

5.	Stockholders’ Equity and Benefit Plans

Stock Options

During 1997, the Company adopted a stock option plan (the “1997 Plan”) that initially provided for the grant of up to 2,200,000 stock options to directors, key employees, and consultants. The 1997 Plan has a term of ten years, unless terminated by the board of directors. The 1997 Plan provides for the granting of incentive stock options to employees or nonqualified options to employees, directors, and consultants. Stock options are granted with an exercise price not less than fair market value of the common stock on the date of the grant, as determined by the board of directors. Vesting schedules for these grants under this plan are specified at the time of grant, and range from one year to four years. The options generally expire seven to ten years after the date of grant.

In December 2004, the Board of Directors approved an amendment to the 1997 Plan to allow other types of stock awards to be granted, including restricted stock awards. Grants of restricted stock awards to board members and executives of the Company totaled 95,000 shares in 2004 and 275,632 shares in 2005. Compensation expense for the restricted stock awards is recognized over the vesting periods, which range from one to four years.

QUOVADX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total number of shares authorized and available for issuance under the 1997 Plan at December 31, 2005 are as follows:

Shares

Initial authorization 1997	2,200,000
2000	1,400,000
2001	820,414
2002	1,224,000
2003	1,224,000
2004	1,224,000
2005	—

Total authorized at December 31, 2005	8,092,414
Total grants 1997 to 2005	(9,967,579)
Total cancellations 1997 to 2005	5,300,857

Shares available for issuance December 31, 2005	3,425,692

The Company’s board of directors adopted a 1999 Director Option Plan in October 1999 (the “Director Plan”) and initially authorized 250,000 shares under the Director Plan. The Director Plan was approved by the Company’s Stockholders in January 2000, and became effective upon completion of our Initial Public Offering. The Director Plan has a term of ten years, unless terminated by our board of directors. Members of the board of directors who are not employees of Quovadx are eligible to participate in the Director Plan. The Director Plan provides for an automatic initial grant of an option to purchase 25,000 shares of common stock (the “initial grant”) upon the later of the effective date of the Director Plan or the date a person first becomes a non-employee director. After the initial grant, a non-employee director will automatically be granted options to purchase 10,000 shares of common stock each year on the date of our annual stockholder’s meeting. Options granted under the Director Plan vest one year after the date of grant. The options generally expire seven to ten years after the date of grant.

The total number of shares authorized and available under the Directors Plan at December 31, 2005 are as follows:

Shares

Initial authorization	250,000
2001	164,083
2002	200,000
2003	200,000
2004	200,000
2005	—

Total authorized at December 31, 2005	1,014,083
Total grants 1999 to 2005	(455,000)
Total cancellations 1999 to 2005	75,000

Shares available for issuance December 31, 2005	634,083

In September 2000, the board of directors of the Company adopted the 2000 Nonstatutory Stock Option Plan (the “NSO Plan”) and initially authorized 600,000 shares under the NSO Plan. The NSO Plan has a term of ten years, unless terminated by our board of directors. Under the NSO Plan, the board of directors may issue options to non-executive employees of the Company. No options will be issued under the NSO Plan to directors or executive officers of the Company. Options granted under the NSO Plan vest 25% one year after the date of grant, and one

QUOVADX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

forty-eighth each month thereafter over the next three years. The options generally expire seven to ten years after the date of grant.

The total numbers of shares authorized and available under the NSO Plan at December 31, 2005 are as follows:

Shares

Initial authorization	600,000
2001	600,000
2002	800,000
2003	1,200,000
2004	—
2005	—

Total authorized at December 31, 2005	3,200,000
Total grants 2000 to 2005	(4,115,130)
Total cancellations 2000 to 2005	1,878,051

Shares available for issuance December 31, 2005	962,921

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

Total stock options outstanding and exercisable under the option plans as of December 31, 2005 are as follows:

	Outstanding			Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	of Shares	Life (Years)	Price	of Shares	Price

$ 0.25 — $ 1.12	1,214,252	8.2	$1.03	673,508	$0.96
1.14 — 1.83	889,370	8.7	1.81	476,878	1.81
1.88 — 2.67	533,945	7.2	2.39	425,488	2.37
2.70 — 2.87	535,120	6.3	2.78	197,864	2.78
2.90 — 3.15	573,256	7.8	2.99	9,886	2.99
3.23 — 5.94	445,835	7.4	4.66	445,835	4.66
6.02 — 6.20	595,750	7.4	6.10	595,750	6.10
6.40 — 8.70	339,141	5.8	7.65	339,141	7.65
9.29 — 10.34	381,036	5.4	10.01	381,036	10.01
10.83 — 24.41	175,767	4.8	12.34	175,767	12.34

$ 0.25 — $24.41	5,683,472	7.4	$3.81	3,721,153	$4.67

QUOVADX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Activity of the Plans are summarized in the following table:

	Number of	Weighted Average	Options	Weighted Average
	Shares	Exercise Price	Exercisable	Exercise Price

Options outstanding, January 1, 2003	6,467,111	$6.72	2,928,651	$6.36
Converted Rogue Wave options	620,658	7.38
Options granted	786,033	2.63
Less: options exercised	(140,404)	2.54
Less: options forfeited	(649,935)	7.14

Options outstanding, December 31, 2003	7,083,463	6.95	4,650,309	7.15
Options granted	3,653,625	2.65
Less: options exercised	(1,082,429)	0.58
Less: options forfeited	(3,968,516)	6.94

Options outstanding, December 31, 2004	5,686,143	4.47	2,794,653	6.01
Options granted	1,390,505	2.90
Less: options exercised	(210,007)	1.29
Less: options forfeited	(1,183,169)	4.62

Options outstanding, December 31, 2005	5,683,472	$3.81	3,721,153	$4.67

Employee Stock Purchase Plan

In October 1999, the board of directors adopted an employee stock purchase plan (the “ESPP”), which became effective immediately on the effective date of the IPO. The total number of shares authorized under the ESPP was 2,328,165 at December 31, 2005. The ESPP permits eligible employees to purchase common stock totaling up to 20% of an employee’s compensation through payroll deductions. The ESPP for U.S. employees is intended to qualify under Section 423 of the Internal Revenue Service Code and contains consecutive six-month offering periods. The price of common stock to be purchased was 85% of the lower of the fair market value of the common stock either at the beginning of the offering period or at the end of that purchase period. On September 14, 2005, the board of directors amended the ESPP effective for all offering periods commencing after October 1, 2005. The price that employees pay for the stock purchased will be equal to 90% of the market price of the common stock at the end of that offering period. Based on the requirement of SFAS No. 123R, compensation expense will be recognized on

QUOVADX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock purchases related to this plan beginning January 1, 2006. For the years 2003, 2004 and 2005 the Company issued the following shares under the ESPP:

		Purchase
Date	Shares	Price

Initial authorization	500,000
Authorized 2001	328,165
Authorized 2002	500,000
Issued 2000 to 2002	(290,056)

Available at December 31, 2002	1,038,109
Authorized 2003	500,000
Issued May 2003	(319,308)	$1.31
Issued October 2003	(230,157)	2.37

Available at December 31, 2003	988,644
Authorized 2004	500,000
Issued April 2004	(264,355)	2.01
Issued October 2004	(238,411)	1.49

Available at December 31, 2004	985,878
April 2005	(352,442)	1.47
October 2005	(189,841)	$2.33

Available at December 31, 2005	443,595

401(k) Plan

The Company has adopted an employee savings and retirement plan (the “401(k) Plan”) covering substantially all of the Company’s employees. Pursuant to the 401(k) Plan, eligible employees may elect to reduce their current compensation by up to the statutory prescribed limit and have the amount of such reduction contributed to the 401(k) Plan. The Company contributes to the 401(k) Plan on behalf of eligible employees by matching 50% of the first 6% of an employee’s contribution. The Company contributed $0.7 million, $0.8 million, and $0.7 million to its employee’s 401(k) accounts in 2005, 2004, and 2003, respectively. Company contributions vest over a two-year period.

Stockholders Rights Plan

In 2000, the Quovadx board of directors declared a dividend right of one right to purchase one one-thousandth share of Quovadx Series A participating preferred stock for each outstanding share of Quovadx common stock at an exercise price of $60.00 per right, subject to adjustment, to the holders of record at that time. The rights are exercisable in the event of a person or group purchasing 15% or more of Quovadx outstanding common stock. Each holder of a right is entitled, upon exercise, to receive Quovadx common stock having a value equal to two times the exercise price. Quovadx may redeem the rights at a price of $0.001 per right. The rights expire in August 2010. The rights are designed to protect and maximize the value of outstanding equity interests in the Company in the event of an unsolicited attempt by an acquirer to take over the Company in a manner or on terms not approved by the board of directors.

QUOVADX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Income Taxes

The sources of income (loss) before income taxes for continuing operations, are as follows for the years ended December 31, (in thousands):

	2005	2004	2003

Domestic	$(3,988)	$(25,175)	$(16,590)
Foreign	1,421	42	(293)

Total	$(2,567)	$(25,133)	$(16,883)

Income tax expense (benefit) for the years ended December 31, 2005, 2004 and 2003 consisted primarily of foreign income taxes, all of which are current.

Total income tax expense (benefit) differed from the amounts computed by applying the federal statutory income tax rate of 35% to earnings (loss) before income taxes as a result of the following items for the years ended December 31, 2005, 2004 and 2003.

	Years Ended December 31
	2005	2004	2003
	(In thousands)

Statutory income tax benefit	$(898)	$(8,799)	$(5,426)
State income tax benefit, net of federal income tax benefit	(368)	(665)	(436)
Change in valuation allowance	(2,333)	9,249	5,811
Foreign tax rate differential	45	111	—
Other permanent items	3,875	237	51

Income tax expense/(benefit)	$321	$133	$—

QUOVADX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of temporary differences that give rise to significant portions of the net deferred tax asset at December 31, 2005 and 2004 are as follows:

	2005	2004
	(In thousands)

Current deferred tax assets (liabilities):
Deferred revenue	$285	$—
Allowance for doubtful accounts	151	536
Employee benefits	96	525
Accrued liabilities	1,061	597
Other	111	38
Valuation allowance	(1,292)	(1,530)

Current deferred tax assets (liabilities) net	412	166
Non-current deferred tax assets (liabilities):
Depreciation and amortization	(5,908)	(6,391)
Investment impaired	195	195
Tax credits	3,193	2,795
U.S. net operating loss carryforwards	56,527	59,486
Foreign net operating loss carryforwards	1,125	1,388
Valuation allowance	(55,544)	(57,639)

Non-current deferred tax asset (liability) net	(412)	(166)

Net deferred tax assets/(liabilities)	$—	$—

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

The valuation allowance recorded for deferred income tax assets at December 31, 2005 and 2004 is $56.8 million and $59.2 million, respectively. Approximately $35.1 million of deferred tax assets relate to acquired entities. Approximately $12.1 million of the valuation allowance is recorded against these deferred tax assets. The valuation allowance, if reversed, will be recorded first against goodwill then other identifiable intangible assets and then finally against expense arising from operations. Approximately $10.8 million of valuation allowance is recorded against the net operating loss deferred tax asset related to the exercise of stock options and warrants. When this valuation allowance is released it will be recorded against additional paid-in capital.

The Company has recorded an adjustment to the income tax provision to reflect the results of certain income tax returns that were completed during the year. Approximately $4.3 million of tax expense is recorded on the “Other permanent items” line as part of the effective tax rate reconciliation, which resulted from a reduction to deferred tax assets in the prior period. The most significant adjustment is a reduction to the NOL carryforward. This amount is offset by a $4.3 million reduction to the valuation allowance. The change in the valuation allowance is an increase from operations of $2.0 million less the $4.3 million reduction for a net decrease of $2.3 million.

QUOVADX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has net operating loss carryforwards for U.S. income tax purposes of approximately $145.1 million and approximately $3.2 million of AMT and research and development tax credit carryforwards. The net operating loss carryforwards, if not utilitzed to reduce taxable income in future periods, will expire in various amounts beginning in 2008 and ending in 2025. The research and development tax credit carryforwards if not utilized to offset future income tax will expire in various amounts beginning in 2009 and ending in 2025. The United States tax laws contain provisions that limit the use in any future period of net operating loss and credit carryforwards upon the occurrence of certain events including a significant change in ownership interest. Such limits, should they apply, could limit the use of the Company’s NOL and tax credit carryforwards. This limitation could cause some of these carryforward items to expire unused. The Company also has approximately $3.5 million of foreign net operating loss carryforwards, the majority of which may be carried forward indefinitely.

Deferred taxes have not been provided on any excess book basis in the shares of certain international subsidiaries because these basis differences are not expected to reverse in the foreseeable future. These basis differences result from undistributed earnings of the international subsidiaries. It is the Company’s intent to permanently reinvest all international earnings.

7.	Commitments and Contingencies

Commitments

The Company leases equipment and office space under various long-term non-cancelable operating leases that expire at various dates before October 11, 2011. The following is a schedule by year of future minimum lease payments under operating leases, at December 31, 2005 (in thousands):

2006	$2,741
2007	2,247
2008	1,729
2009	1,309
2010	1,130
Thereafter	903

$10,059

Total rent expense for the years ended December 31, 2005, 2004 and 2003 was $4.3 million, $4.4 million, and $2.9 million, respectively.

In the second quarter of 2005, the Company recognized a reduction in expense based on a $0.9 million reimbursement from its carrier under its D&O policy for legal fees and costs incurred by the Company in connection with the defense of the shareholder class actions for the time period May 2004 to May 2005. An additional $0.1 million reimbursement was recognized in the third quarter of 2005 for the time period June 2005 to August 2005. The Company expects additional amounts will be reimbursed from time to time as legal fees and costs are incurred. However, there can be no assurance as to the amount the Company will ultimately receive, nor the timing of those possible reimbursements from the carrier. Additionally, under the policy, the carrier could recover these funds from the Company under certain limited circumstances which we have no reasonable ability to predict. The Company has not recorded a liability for any possible refund.

Contingencies

On November 14, 2001, a stockholder class action complaint was filed in the United States District Court, Southern District of New York. On April 19, 2002, plaintiffs filed an amended complaint. The amended complaint asserts that the prospectus from the Company’s February 10, 2000 initial public offering (“IPO”) failed to disclose certain alleged improper actions by various underwriters for the offering in the allocation of the IPO shares. The

QUOVADX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amended complaint alleges claims against certain underwriters, the Company and certain officers and directors under the Securities Act of 1933 and the Securities Exchange Act of 1934 (Bartula v. XCare.net, Inc., et al., Case No. 01-CV-10075). Similar complaints have been filed concerning more than 300 other IPO’s; all of these cases have been coordinated as In re Initial Public Offering Securities Litigation, 21 MC 92. In a negotiated agreement, individual defendants, including all of the individuals named in the complaint filed against the Company, were dismissed without prejudice, subject to a tolling agreement. Issuer and underwriter defendants in these cases filed motions to dismiss and, on February 19, 2003, the Court issued an opinion and order on those motions that dismissed selected claims against certain defendants, including the Rule 10b-5 fraud claims against the Company, leaving only the Section 11 strict liability claims under the Securities Act of 1933 against the Company. A committee of our Board of Directors has approved a settlement proposal made by the plaintiffs On February 15, 2005, the Court issued an order granting conditional preliminary approval of the settlement. On August 31, 2005, the Court entered an order confirming its preliminary approval of the settlement. A hearing on the fairness of the settlement to the stockholder class is set for April 24, 2006. If the settlement is not achieved, the Company will continue to aggressively defend the claims. We do not believe that the outcome of this action will have a material adverse effect on our financial position, results of operations or liquidity; however, litigation is inherently uncertain and we can make no assurance as to the ultimate outcome or effect.

On March 18, 2004, a purported class action complaint was filed in the United States District Court for District of Colorado, entitled Smith v. Quovadx, Inc. et al, Case No. 04-M-0509, against Quovadx, Inc., its now-former Chief Executive Officer and its now-former Chief Financial Officer. The complaint alleged violations of Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended, purportedly on behalf of all persons who purchased Quovadx common stock from October 22, 2003 through March 15, 2004. The claims were based upon allegations the Company (i) purportedly overstated its net income and earnings per share during the class period, (ii) purportedly recognized revenue from contracts between the Company and Infotech Networks Group (“Infotech”) prematurely, and (iii) purportedly lacked adequate internal controls and was therefore unable to ascertain the financial condition of the Company. The action sought damages against the defendants in an unspecified amount. Thereafter, eight additional, nearly identical class action complaints were filed in the same court based on the same facts and allegations. Subsequently, all but one of the actions, entitled Heller v. Quovadx, Inc., et al., Case No. 04-M-0665 (OES) (D. Colo.), were dismissed. On June 10, 2004, the plaintiff in Heller filed a first amended complaint, which asserts the same claims as those asserted in the original complaint, and includes allegations regarding the Company’s accounting for certain additional transactions. On September 8, 2004, the court approved the appointment of David Heller as lead plaintiff. On September 29, 2004, the court denied defendants’ motions to dismiss the first amended complaint and approved the appointment of Mr. Heller’s counsel as lead plaintiff’s counsel. On October 14, 2004, the Company and the other defendants filed answers to the first amended complaint, denying allegations of wrongdoing and asserting various affirmative defenses. On April 12, 2005, the court issued an order certifying as a class all persons (except insiders) who purchased Quovadx stock on the open market between October 22, 2003 and March 15, 2004. On January 13, 2005, the court entered a scheduling order in the case. In November 2005, the court vacated the January 13, 2005 scheduling order, in anticipation that the court would enter a coordinated scheduling order in conjunction with a scheduling order in Case No. 04-M-1006 (see below). A scheduling conference was held February 24, 2006, at which the court further delayed scheduling for thirty days to allow the parties time to complete settlement negotiations (discussed below). No trial date has been set.

On March 22, 2004, a stockholder derivative action was filed in the District Court of Colorado, County of Arapahoe, entitled Marcoux v. Brown et al, against the members of the Board of Directors and certain now-former officers of Quovadx alleging breach of fiduciary duty and other violations of state law. The Company is named solely as a nominal defendant against which no recovery is sought. This complaint generally is based on the same facts and circumstances as alleged in the class action complaint discussed above, alleging that the defendants misrepresented Quovadx financial projections and that one of the defendants violated state laws relating to insider trading. The action seeks damages in an unspecified amount against the individual defendants, disgorgement of

QUOVADX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

improper profits and attorney’s fees, among other forms of relief. On or about April 21, 2004, a second, nearly identical stockholder derivative complaint, seeking the same relief, was filed in the United States District Court for the District of Colorado, entitled Thornton v. Brown, et al. On or about May 20, 2004, a third, nearly identical stockholder derivative complaint, seeking the same relief, was filed in the District Court of Colorado, County of Arapahoe, entitled Jaroslawicz v. Brown, et al. The three stockholder derivative actions are now all pending in the Colorado state court. The court has consolidated the three actions into a single consolidated action and extended the deadline for the filing of a consolidated amended complaint to March 31, 2006.

On May 17, 2004, a purported class action complaint was filed in the United States District Court for the District of Colorado, entitled Henderson v. Quovadx, Inc. et al, Case No. 04-M-1006 (OES), against Quovadx, Inc., its now-former Chief Executive Officer, its now-former Chief Financial Officer and its Board of Directors. The complaint alleged violations of Section 11 and Section 15 of the Securities Act of 1933, as amended, purportedly on behalf of all former stockholders of Rogue Wave Software, Inc. who acquired Quovadx common stock in connection with the Company’s exchange offer effective December 19, 2003. The claims are based upon the same theories and allegations as asserted in the Section 10(b) class action described above. The court denied plaintiff’s motion to consolidate this Section 11 action with the Section 10(b) cases. On July 14, 2004, the Company and outside director defendants filed an answer to the complaint, denying allegations of wrongdoing and asserting various affirmative defenses. On October 4, 2004, the Company’s former CEO and CFO filed an answer to the complaint, denying allegations of wrongdoing and asserting various affirmative defenses. On June 29, 2005, the court appointed the Special Situations Fund III, L.P., and three other related funds (collectively, “SSF”) as lead plaintiffs. On July 26, 2005, SSF filed an amended complaint, under the caption Special Situations Fund III, L.P., et al. v. Quovadx, Inc., et al., Case No. 04-M-1006 (“SSF”). The amended complaint asserts the same claims as those asserted in the original complaint, and includes an additional allegation that the Infotech revenue was falsely recognized as part of a fraud to inflate Quovadx’ stock price for the Rogue Wave acquisition. On August 1, 2005, the court approved the appointment of SSF’s counsel as lead plaintiffs’ counsel. On August 23, 2005, the Company and outside director defendants filed an answer to the amended complaint, denying allegations of wrongdoing and asserting various affirmative defenses. On August 25, 2005, the Company’s former CEO and CFO filed an answer to the amended complaint, denying allegations of wrongdoing and asserting various affirmative defenses. On December 1, 2005, SSF filed a motion for partial summary judgment on the issue of liability under Section 11. On December 23, 2005, SSF filed a motion to dismiss without prejudice the individual defendants, and all defendants have indicated to the court they do not oppose this motion to dismiss the individual defendants. On January 11, 2006, the Company filed a statement of non-opposition to SSF’s motion for partial summary judgment, conceding that the subsequently restated third quarter 2003 financial statements incorporated by reference in the S-4 Registration Statement established prima facie liability for the Company to the plaintiff class under Section 11. On February 24, 2006, the court held a scheduling conference. Pursuant to the court’s instruction at that conference, counsel for all parties are in the process of agreeing upon a proposed scheduling order, and notice to the class members. Although the Company has not opposed a determination of its prima facie liability under Section 11, because the parties have not yet conducted discovery on, or completed expert analysis of, issues regarding damages and causation, it is not possible for us to quantify the extent and amount of liability in this action.

On December 13 and 14, 2005, a voluntary mediation was held among the following parties: plaintiffs in each of the Heller, SSF and derivative cases; the Company; the individual director defendants; the former officer defendants; and the various director and officer insurance carriers. As a result of the mediation and subsequent discussions, the parties reached a preliminary understanding to settle the Heller case and the derivative cases. Additionally, the Company reached an understanding with the director and officer insurance carriers for a settlement under the applicable policies. These understandings, including the understanding with the insurance carriers, were and continue to be contingent on further agreements among the parties which in the ensuing two-and-one-half months have not been achieved. Accordingly, at this time no binding settlement or agreement has been reached in Heller or the derivative cases. Furthermore, since the mediation in December, other contingencies have arisen that currently impair our ability to assess the probability of the eventual outcome between the various

QUOVADX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

parties, their willingness to accept the terms of any proposed settlement, the amount of any settlement, and the eventual approval by the courts or the stockholders. If final agreements among the various parties can be reached in the next several weeks prior to the next scheduling conference in the Heller case, the agreements will be submitted to the respective courts for approval and then to the stockholders. However, further developments and/or delays in achieving final fully executed agreements, particularly delays beyond the scheduling deadline in the Heller case, could prevent the settlements in the Heller and derivative cases.

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

The individual, who until February 10, 2005, was the Corporate Secretary of the Company is a partner of a law firm which performs legal services for the Company. The accompanying financial statements include expenses paid related to this law firm of $1.9 million and $2.8 million for the twelve months ended December 31, 2005 and 2004, respectively. At December 31, 2005 the outstanding payable balance to the law firm totaled $0.9 million.

The Company acquired its WebAccel product from CMI Corporate Marketing, d/b/a Compuflex International (“Compuflex”) in August, 2003. An executive officer of the Company is the sole stockholder of Compuflex. As of December 31, 2005, the Company had paid royalty fees of $0.5 million over two years in accordance with the terms of the purchase agreement. For each of the next three years ending on September 30, 2006, 2007 and 2008, the Company shall also be obligated to pay royalty fees to Compuflex equal to 20 percent of the revenue recognized during the preceding four fiscal quarters from sales of WebAccel software license fees.

In 2004 the Company sold technology and service contracts of Outlaw Technologies for $245,000 to the former owner of Outlaw who is was employee of Quovadx at the time but has since resigned.

A director of the Company is on the board of directors of Royal Health Care (“Royal”). In 2004 the Company sold its minority equity investment in Royal for $3.1 million and sold the assets of the Albuquerque, New Mexico Data Center to Royal for $1.9 million.

9.	Segment Information

Segment information has been prepared in accordance with FASB SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The Company defines operating segments as components of an enterprise for which discrete financial information is available and is reviewed regularly by the chief operating decision-maker or decision-making group, to evaluate performance and make operating decisions. A breakout of certain assets and capital expenditures by segment is provided to the chief operating decision maker. Accounting policies of the segments are the same as those described in the summary of significant accounting policies.

The Company’s operations consist of three divisions; the Integration Solutions division, which offers private and public healthcare organizations interoperability solutions for clinical and financial integration, the CareScience division, which provides care management and analytical solutions to hospitals and health systems, and the Rogue Wave Software division, which provides reusable software components and services to professional developers for enterprise-class application development.

QUOVADX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment information based on the three divisions for the years ended December 31, 2005, 2004 and 2003 is as follows:

December 31, 2005	ISD	CareScience	Rogue Wave	Corporate	Total

Revenue:
Software license	$8,994	$5,354	$15,444		$29,792
Professional services	6,132	6,022	1,056		13,210
Recurring services	24,141	4,065	11,895		40,101

Total revenue	39,267	15,441	28,395		83,103
Cost of revenue:
Software license	4,876	2,719	1,713		9,308
Professional services	6,181	2,599	754		9,534
Recurring services	13,251	3,831	945		18,027

Total cost of revenue	24,308	9,149	3,412		36,869

Gross profit	14,959	6,292	24,983		46,234
Operating expenses	11,440	6,319	15,579	16,295	49,633

Income(loss) from operations	$3,519	$(27)	$9,404	$(16,295)	(3,399)

Other income, net					832

Loss before income taxes					(2,567)
Income tax expense					321

Net loss					$(2,888)

QUOVADX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2004	ISD	CareScience	Rogue Wave	Corporate	Total

Revenue:
Software license	$7,085	$5,136	$14,951		$27,172
Professional services	8,229	5,158	1,153		14,540
Recurring services	25,422	3,616	12,051		41,089

Total revenue	40,736	13,910	28,155		82,801
Cost of revenue:
Software license	6,887	2,747	2,872		12,506
Professional services	9,967	3,659	1,089		14,715
Recurring services	14,400	3,226	1,252		18,878
Asset impairment	7,195	—	—		7,195

Total cost of revenue	38,449	9,632	5,213		53,294

Gross profit	2,287	4,278	22,942		29,507
Operating expenses	14,908	5,527	15,235	20,860	56,530

Income(loss) from operations	$(12,621)	$(1,249)	$7,707	$(20,860)	(27,023)

Gain on sale of assets					1,535
Other income, net					355

Loss before income taxes					(25,133)
Income tax expense					133

Net loss from continuing operations					(25,266)

Income from and gain on discontinued operations					1,035

Net loss					$(24,231)

QUOVADX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2003	ISD	CareScience(a)	Rogue Wave(b)	Corporate	Total

Revenue:
Software license	$16,974	$1,418	$1,878		$20,270
Professional services	15,706	1,786	20		17,512
Recurring services	25,660	1,009	477		27,146

Total revenue	58,340	4,213	2,375		64,928
Cost of revenue:
Software license	9,057	699	94		9,850
Professional services	13,000	1,010	12		14,022
Recurring services	15,555	744	92		16,391

Total cost of revenue	37,612	2,453	198		40,263

Gross profit	20,728	1,760	2,177		24,665
Operating expenses	26,113	1,838	855	13,436	42,242

Income(loss) from operations	$(5,385)	$(78)	$1,322	$(13,436)	(17,577)

Other income, net					694

Net loss before from continuing operations					(16,883)

Income from discontinued operations					406

Net loss					$(16,477)

(a)	The CareScience division was acquired in September 2003

(b)	The Rogue Wave Software division was acquired in December 2003.

Certain assets and related depreciation and amortization are included in the operating information provided to the chief operating decision maker. The following are the assets and related depreciation and amortization by segment for the years ending December 31, 2005 and 2004.

	ISD	CareScience	Rogue Wave	Total

December 31, 2005
Software, net	4,089	511	2,809	7,409
Other intangible assets, net	2,626	5,810	5,426	13,862
Goodwill	—	12,742	33,982	46,724

Depreciation	1,265	536	337	2,138
Capitalized software amortization	3,703	186	1,543	5,432
Intangible amortization	793	1,224	1,833	3,850

December 31, 2004
Software, net	7,349	697	3,287	11,333
Other intangible assets, net	3,419	7,034	7,260	17,713
Goodwill	—	12,742	33,982	46,724

Depreciation	2,352	607	533	3,492
Capitalized software amortization	5,048	136	2,432	7,616
Intangible amortization	1,325	1,233	1,160	3,718

QUOVADX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue from our international operations for the years ended December 31, 2005, 2004 and 2003 was $12.7 million, $10.3 million and $3.8 million, respectively. Long term assets of our international operations were $0.7 million and $0.9 million at December 31, 2005 and 2004, respectively.

10.	Quarterly Results (Unaudited)

This information has been derived from unaudited consolidated financial statements. The unaudited consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of this information. These unaudited quarterly results should be read in conjunction with the audited financial statements and notes thereto. Operating results are expected to vary significantly from quarter to quarter and are not necessarily indicative of results for any future period. Data relating to the results of operations for the each quarter of the years ended December 31, 2005 and 2004 follows (in thousands except per share amounts):

Data relating to the results of operations for each quarter of the years ended December 31, 2005 and 2004 follows:

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005
	(In thousands except for per share amounts)

STATEMENT OF OPERATIONS
Total revenue	$20,776	$20,499	$20,186	$21,642
Cost and expenses:
Cost of revenue	9,328	9,012	9,421	9,108
Sales and marketing	4,382	4,038	3,865	5,079
General and administrative	4,724	3,504	4,955	4,315
Research and development	2,971	3,137	2,691	2,122
Amortization of acquired intangibles	963	963	963	961

Total costs and expenses	22,368	20,654	21,895	21,585

Income (loss) from operations	(1,592)	(155)	(1,709)	57
Other income, net	156	145	114	417

Net income (loss) before income taxes	(1,436)	(10)	(1,595)	474
Income tax expense	73	80	103	65

Net income (loss)	$(1,509)	$(90)	$(1,698)	$409

Net Income (loss) per common share-basic and diluted	$(0.04)	$(0.00)	$(0.04)	$0.01

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2004	2004	2004	2004
	(In thousands except for per share amounts)

STATEMENT OF OPERATIONS
Total revenue (a)	$22,294	$20,276	$19,749	$20,482
Cost and expenses:
Cost of revenue(b)	13,498	11,685	11,387	9,529
Asset impairment	6,765	—	—	430
Sales and marketing	6,534	4,830	4,177	4,056
General and administrative	3,693	6,738	4,456	4,945
Research and development	3,683	3,657	3,096	2,947
Amortization of acquired intangibles	1,182	755	770	1,011

Total costs and expenses	35,355	27,665	23,886	22,918

Loss from operations	(13,061)	(7,389)	(4,137)	(2,436)
Gain on sales of assets	—	1,175	360	—
Other income, net	118	127	50	60

Net loss before income taxes	(12,943)	(6,087)	(3,727)	(2,376)
Income tax expense	—	—	—	133

Loss from continuing operations	(12,943)	(6,087)	(3,727)	(2,509)
Income from discontinued operations	161	197	113	118
Gain on sale of discontinued operations	—	—	—	446

Net loss	$(12,782)	$(5,890)	$(3,614)	$(1,945)

Net loss before discontinued operations per common share — basic and diluted	$(0.33)	$(0.15)	$(0.09)	$(0.06)
Income from and gain on sale of discontinued operations per common share — basic and diluted	0.00	0.00	0.00	0.01

Net loss per common share — basic and diluted	$(0.33)	$(0.15)	$(0.09)	$(0.05)

(a)	Revenues from discontinued operations of $1.4 million, $1.3 million, $1.2 million and $1.3 million for the three months ended March 31, 2004, June 30, 2004, September 30, 2004 and December 31, 2004, respectively, have been reclassified to income from discontinued operations.

(b)	Cost of revenue from discontinued operations of $1.2 million, $1.1 million , $1.1 million and $1.1 million for the three months ended March 31, 2004, June 30, 2004, September 30, 2004 and December 31, 2004, respectively, have been reclassified to income from discontinued operations.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the company, including its consolidated subsidiaries, is made known to the officers who certify the company’s financial reports and to other members of senior management and the board of directors.

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2005. This included an evaluation of disclosure controls and procedures applicable to the period covered by and existing through the filing of this periodic report. The review took into account the various changes in controls, including disclosure controls, that the Company had made prior to September 30, 2005, as reported in the Quarterly Report on Form 10-Q filed for those periods as well as material weaknesses identified and described below in Management’s Annual Report on Internal Control over Financial Reporting. Based on that review, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures as of December 31, 2005, were effective to provide reasonable assurance that information the Company is required to disclose in its reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported accurately. We have been and continue to be engaged in efforts to improve our disclosure controls and procedures in connection with our actions to improve our internal control over financial reporting, as discussed below.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework in “Internal Control — Integrated Framework”, our management concluded that our internal control over financial reporting was effective as of December 31, 2005. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young LLP, and independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

In our Amendment No. 1 to our Annual Report on Form 10-K/ A, we disclosed material weaknesses in internal controls as of December 31, 2004. The deficiencies were reported to the audit committee as constituting, individually or in the aggregate, “material weaknesses,” meaning that in those areas our internal controls either individually or in the aggregate result in more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected. These material weaknesses included:

•	the analysis and recording of revenue in multiple element transactions;

•	calculation and recording of accrued liabilities;

•	analysis of capitalized software and impairment; and

•	capitalization and amortization of software.

No additional material weaknesses were identified as of December 31, 2005. We have completed the planned changes to policies and procedures needed to remediate our identified material weaknesses. We believe the changes in internal controls completed during the year ending December 31, 2005 have remedied the weaknesses listed above.

During the quarter ending December 31, 2005, we have made no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Quovadx, Inc.

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that Quovadx, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Quovadx, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Quovadx, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Quovadx, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Quovadx, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 and our report dated March 7, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Denver, Colorado
March 7, 2006

Item 9B.	Other Information

None

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required by this item concerning the Company’s directors is incorporated by reference to the information set forth in the sections entitled “Information About Nominees and Other Directors,” “Director’s Compensation,” and “Section 16(a) Beneficial Ownership Compliance” in our Proxy Statement for the 2006 Annual Meeting of Stockholders (“2006 Proxy Statement”) to be filed with the Commission within 120 days after then end of the Company’s fiscal year ended December 31, 2005.

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

The information required by this item regarding executive compensation is incorporated by reference to the information set forth in the section entitled “Executive Compensation” in our 2006 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item regarding security ownership of certain beneficial owners and management and regarding the securities authorized for issuance under our equity compensation plans is incorporated by reference to the information set forth in the section entitled “Security Ownership of Certain Beneficial Holders and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” in our 2006 Proxy Statement.

Item 13.	Certain Relationships and Related Transaction

The information required by this item regarding security ownership of certain relationships and related transactions is incorporated by reference to the information set forth in the section entitled “Certain Relationships and Related Transactions” in our 2006 Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the information under the heading “Fees Paid to Ernst & Young LLP” in our 2006 Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Financial Statement Schedules.  None

Exhibits.  The material required by this item begins at page 83 following the signatures and is hereby incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Englewood, State of Colorado, on this 7th day of March, 2006.

Quovadx, Inc.

By:	/s/ Harvey A. Wagner
Harvey A. Wagner
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Harvey A. Wagner Harvey A. Wagner	Director, and President and Chief Executive Officer (Principal Executive Officer)	March 7, 2006

/s/ Matthew T. Pullam Matthew T. Pullam	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 7, 2006

/s/ Juan C. Perez Juan C. Perez	Vice President and Controller (Principal Accounting Officer)	March 7, 2006

/s/ Jeffrey M. Krauss Jeffrey M. Krauss	Chairman of the Board	March 7, 2006

/s/ Fred L. Brown Fred L. Brown	Director	March 7, 2006

/s/ J. Andrew Cowherd J. Andrew Cowherd	Director	March 7, 2006

/s/ James B. Hoover James B. Hoover	Director	March 7, 2006

/s/ Charles J. Roesslein Charles J. Roesslein	Director	March 7, 2006

/s/ James A. Gilbert James A. Gilbert	Director	March 7, 2006

EXHIBIT INDEX

Exhibit
Number		Description of Document

2.1		Agreement and Plan of Merger, dated as of August 13, 2003, by and among CareScience, Inc., the Registrant and Carlton Acquisition Corporation (incorporated by reference to Annex A to the Prospectus filed by the Registrant under Rule 424(b) (3) on September 18, 2003).
2.2		Agreement and Plan of Merger, dated as of November 3, 2003, by and among Rogue Wave Software, Inc., the Registrant and Chess Acquisition Corporation (incorporated by reference to Annex A to the Prospectus filed by the Registrant under Rule 424(b) (3) on December 16, 2003).
3.1		Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended March 31, 2003, filed on May 13, 2003).
3.2		Bylaws of the Registrant (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-1 of the Registrant, filed on November 2, 1999, Registration No. 333-90165).
4.1		Specimen stock certificate representing shares of Common Stock of the Registrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of the Registrant, filed on October 16, 2001).
4.2		Preferred Stock Rights Agreement, dated as of July 24, 2000, between the Registrant and ChaseMellon Shareholder Services, L.L.C., as Rights Agent, including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively (incorporated by reference to Exhibit 1 to the Registration Statement on Form 8-A of the Registrant, filed on July 28, 2000).
10	.1*	Amended and Restated 1997 Stock Plan.
10	.2*	Amended and Restated 1999 Employee Stock Purchase Plan and related agreements dated November 1, 2005(incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended September 30, 2005, filed on October 31, 2005).
10	.3*	Amended and Restated 1999 Director Option Plan and related agreements (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8 of the Registrant, filed on May 16, 2002, Registration No. 333-88408).
10	.4*	Amended and Restated 2000 Nonstatutory Stock Option Plan and related agreements (incorporated by reference to Exhibit 4.9 to the Registration Statement on Form S-8 of the Registrant, filed on April 1, 2003, Registration No. 333-104184).
10	.5*	Amended Quovadx, Inc. Executive Management 2005 Annual Bonus Incentive Plan (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of the Registrant, filed on September 14, 2005).
10	.6*	Healthcare.com Corporation Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Post-Effective Amendment No. 1 to Form S-4 on Form S-8 Registration Statement of the Registrant, filed on August 16, 2001, Registration No. 333-64282).
10	.7*	Healthcare.com Corporation Nonqualified Stock Option Plan (incorporated by reference to Exhibit 4.2 to the Post-Effective Amendment No. 1 to Form S-4 on Form S-8 Registration Statement of the Registrant, filed on August 16, 2001, Registration No. 333-64282).
10	.8*	Rogue Wave Software, Inc. 1996 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 to the Post-Effective Amendment No. 1 to Form S-4 on Form S-8 Registration Statement of the Registrant, filed on January 8, 2004, Registration No. 333-110388).
10	.9*	Rogue Wave Software, Inc. 1997 Equity Incentive Plan (incorporated by reference to Exhibit 4.2 to the Post-Effective Amendment No. 1 to Form S-4 on Form on January 8, 2004, Registration No. 333-110388).
10	.10*	Asset Purchase Agreement, dated as of August 25, 2003, by and between CMI Corporate Marketing, Inc. (d/b/a Compuflex International) and the Registrant (incorporated by reference to Exhibit 10.14 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended March 31, 2004, filed on August 16, 2004).
10	.11*	Severance Agreement, dated as of April 11, 2004, by and between the Registrant and Lorine R. Sweeney (incorporated by reference to Exhibit 10.17 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended June 30, 2004, filed on August 16, 2004).

Exhibit
Number		Description of Document

10	.12*	Severance Agreement, dated as of April 11, 2004, by and between the Registrant and Gary T. Scherping (incorporated by reference to Exhibit 10.18 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended June 30, 2004, filed on August 16, 2004).
10	.13*	Employment Agreement, dated as of February 10, 2005, by and between the Registrant and Melvin L. Keating (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of the Registrant, filed on February 11, 2005).
10	.14*	Separation Agreement, dated as of August 1, 2005, by and between the Registrant and Melvin L. Keating (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K of the Registrant, filed on August 4, 2005).
10	.15*	Employment Agreement, dated as of October 8, 2004, by and between the Registrant and Harvey A. Wagner (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of the Registrant, filed on October 12, 2004).
10	.16*	Employment Agreement, dated as of August 15, 2005, by and between the Registrant and Matthew T. Pullam (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K of the Registrant, filed on August 4, 2005).
10	.17*	Employment Agreement, dated as of September 12, 2005, by and between the Registrant and Karen M. Wilcox.
10	.18*	Form of Lockup Agreement, dated as of September 30, 2005 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Registrant, filed on October 4, 2005).
10.19		Form of Indemnification Agreement entered into by the Registrant with each of its directors and executive officers (incorporated by reference to Exhibit 11.1 to the Annual Report on Form 10-K of the Registrant for the year ended December 31, 2001, filed on March 26, 2002).
10.20		Restated License Agreement, dated as of April 1, 1995, by and between the Trustees of the University of Pennsylvania and Care Management Science Corporation (filed under a confidential treatment request on March 14, 2000, as Exhibit 10.3 to the Registration Statement on Form S-1 of CareScience, Inc., Registration No. 333-32376 and incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K of the Registrant for the year ended December 31, 2003, filed on March 18, 2004).
10.21		License Agreement, dated as of October 2, 2000, by and between California HealthCare Foundation and CareScience, Inc. (filed under a confidential treatment request on March 26, 2002, as Exhibit 10.14 to the Annual Report on Form 10-K of CareScience, Inc. for the year ended December 31, 2001, Commission File No. 0-30859, and incorporated by reference to Exhibit 10.24 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended September 30, 2004).
10.22		License Agreement, dated as of July 30, 2001, by and between 3550 University City Science Center Associates as licensor and CareScience, Inc., as licensee, for the license to use a portion of a building for a data center (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K of the Registrant for the year ended December 31, 2003, filed on March 18, 2004).
10.23		Licensor’s Consent to Assignment of License between CareScience, Inc. and the Registrant, dated as of September 18, 2003, by 3550 University City Science Center Associates as licensor (incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K of the Registrant for the year ended December 31, 2003, filed on March 18, 2004).
10.24		Equity Buy-Back Agreement, dated as of June 29, 2004, by and between the Registrant and Royal Health Care of Long Island LLC (d/b/a Royal Health Care, LLC) (incorporated by reference to Exhibit 10.25 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended June 30, 2004, filed on August 16, 2004).
10.25		Asset Purchase Agreement, dated as of December 31, 2004, by and between the Registrant and Royal Health Care Data Center LLC (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of the Registrant, filed on January 3, 2005).

Exhibit
Number		Description of Document

10.26		Master Services Agreement, dated September 30, 2005, by and between the Registrant and VeriCenter, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Registrant, filed under a confidential treatment request on October 6, 2005).
10	.27*	Employment Agreement, dated as of March 24, 2005, by and between the Registrant and Afshin Cangarlu.
10	.28*	Employment Agreement, dated as of March 25, 2005, by and between the Registrant and Cory Isaacson.
10	.29*	Employment Agreement, dated as of February 10, 2005, by and between the Registrant and Mark Rangell.
10	.30*	Employment Agreement, dated as of February 10, 2005, by and between the Registrant and Linda Wackwitz.
10	.31*	Employment Agreement, dated as of April 1, 2005, by and between the Registrant and Thomas Zajac.
10	.32*	Amended Form of Director Restricted Stock Agreements pursuant to the Amended and Restated 1997 Plan.
10	.33*	Amended Form of Employee Restricted Stock Agreements pursuant to the Amended and Restated 1997 Plan.
23.1		Consent of Independent Registered Public Accounting Firm.
31.1		Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2		Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
32	.1**	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(b) and Rule 15d-14(b), promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.
32	.2**	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(b) and Rule 15d-14(b), promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.

*	Identifies exhibit that consists of or includes a management contract or compensatory plan or arrangement.

**	This certification is furnished to, but not filed, with the Commission. This certification shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Registrant specifically incorporates it by reference.