Form 10-Q
period 2006-03-31
QUOVADX INC
filed 2006-05-01
CIK 1094561

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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

(303) 488-2019
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (as defined in Rule 12b-2 of the Exchange Act.)
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

At April 24, 2006, 41,944,422 shares of common stock were outstanding.

QUOVADX, INC.

PART I FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

QUOVADX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2006	2005
	(Unaudited)
	(In thousands, except for share and per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$15,641	$17,806
Short-term investments	17,163	14,850
Accounts receivable, net of allowance of $501 and $462, respectively	12,440	14,122
Unbilled accounts receivable	1,246	720
Prepaids and other	2,046	1,771

Total current assets	48,536	49,269
Property and equipment, net	4,244	3,220
Software, net	7,171	7,409
Other intangible assets, net	12,899	13,862
Goodwill	46,724	46,724
Restricted cash	132	175
Other assets	396	484

Total assets	$120,102	$121,143

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,631	$3,383
Accrued liabilities	15,793	11,175
Deferred revenue	17,893	17,601

Total current liabilities	38,317	32,159
Other long term liabilities	737	797

Total liabilities	39,054	32,956
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value; 100,000,000 authorized and 41,942,052 and 41,641,606 shares issued and outstanding, respectively	419	416
Accumulated other comprehensive loss	(59)	(199)
Additional paid-in capital	272,744	272,260
Accumulated deficit	(192,056)	(184,290)

Total stockholders’ equity	81,048	88,187

Total liabilities and stockholders’ equity	$120,102	$121,143

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUOVADX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2006	2005
	(Unaudited)
	(In thousands, except for per share amounts)

Revenue:
Software license	$7,028	$6,986
Professional services	2,945	3,638
Recurring services	10,404	10,152

Total revenue	20,377	20,776
Cost of revenue:
Software license	1,887	2,190
Professional services	1,806	2,468
Recurring services	5,062	4,670

Total cost of revenue	8,755	9,328

Gross profit	11,622	11,448

Operating expenses:
Sales and marketing	4,817	4,382
General and administrative	11,541	4,724
Research and development	2,403	2,971
Amortization of acquired intangible assets	963	963

Total operating expenses	19,724	13,040

Loss from operations	(8,102)	(1,592)
Other income(expense), net	(9)	55
Interest income, net	392	101

Loss before income taxes and cumulative effect of accounting change	(7,719)	(1,436)
Income tax expense	58	73

Loss before cumulative effect of accounting change	(7,777)	—
Cumulative effect of accounting change	11	—

Net loss	$(7,766)	$(1,509)

Net loss before cumulative effect of accounting change per common share — basic and diluted	$(0.19)	$(0.04)
Cumulative effect of accounting change	(0.00)	—

Net loss per common share — basic and diluted	$(0.19)	$(0.04)

Weighted average common shares outstanding — basic and diluted	41,446	40,546

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUOVADX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2006	2005
	(Unaudited)
	(In thousands)

Cash flows from operating activities
Net loss	$(7,766)	$(1,509)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,786	1,948
Amortization of acquired intangibles	963	963
Share based compensation	487	58
Amortization of deferred compensation	—	24
Provision (recovery) for losses on accounts receivable	59	(98)
Change in assets and liabilities:
Accounts receivable	1,650	864
Unbilled accounts receivable	(525)	17
Prepaids and other	(118)	(545)
Accounts payable	1,247	461
Accrued liabilities	4,506	263
Deferred revenue	260	(117)

Net cash provided by operating activities	2,549	2,329

Cash flows from investing activities
Purchase of property and equipment	(1,501)	(427)
Capitalized software	(1,085)	(116)
Purchases of short-term investments	(21,145)	(25)
Sales of short-term investments	18,832	—

Net cash used in investing activities	(4,899)	(568)

Cash flows from financing activities
Proceeds from issuance of common stock	29	99

Net cash provided by financing activities	29	99

Effect of foreign exchange rate changes on cash	156	(191)

Net increase (decrease) in cash and cash equivalents	(2,165)	1,669
Cash and cash equivalents at beginning of period	17,806	18,822

Cash and cash equivalents at end of period	$15,641	$20,491

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUOVADX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

QUOVADX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.	Interim Financial Statements

The accompanying condensed consolidated financial statements of Quovadx, Inc. (“Quovadx,” the “Company,” the “Registrant,” “we” or “us”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures are adequate to make the information presented not misleading. The unaudited financial statements have been prepared on the same basis as our annual financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for a fair presentation in accordance with U.S. generally accepted accounting principles. The results for the three months ended March 31, 2006 are not necessarily indicative of the results expected for the full year. These financial statements should be read in conjunction with the audited financial statements and accompanying notes included in our Annual Report on Form 10-K, for the year ended December 31, 2005.

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

2.	Share Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS No. 123R”), “Share-Based Payment,” using the modified prospective transition method. Under this method, stock-based compensation expense is recognized using the fair-value based method for all awards granted on or after the date of adoption. Compensation expense for unvested stock options and awards that were outstanding on January 1, 2006 will be recognized over the requisite service period based on the grant-date fair value of those options and awards as previously calculated under the pro forma disclosures under SFAS No. 123. The modified prospective transition methods allows that prior interim periods and fiscal years reported will not reflect restated amounts. The Company determined the fair value of these awards using the Black-Scholes option pricing model.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions. The expected life selected for options granted during the quarter represents the period of time that the options are expected to be outstanding based on historical data of option holder exercise and termination behavior. Expected volatilities are based upon historical volatility of the Company’s monthly stock closing prices over a period equal to the expected life of each option grant, excluding May 14, 2004 to August 24, 2004 when the stock was delisted. The risk-free interest rate was selected based on yields from U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of the options being valued. The Company historically has not paid dividends.

	Three Months Ended	Year Ended
	March 31, 2006	December 31, 2005

Risk free interest rate	4.36%	4.17%
Expected volatility factor	83.30%	106.00%
Expected option term in years	4.16	5.00

As a result of adopting the standard, the Company recorded pretax compensation expense of $498,000 for the three months ended March 31, 2006. Share based compensation is included in each expense category that includes salary expense. The Company has recorded a full valuation allowance therefore, no tax benefit is recognized for the three months ended March 31, 2006.

QUOVADX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Prior to adoption of SFAS No 123R, the cancellation of stock options was accounted for based on actual cancellations during the reporting period. Under SFAS No. 123R the Company is required to estimate forfeitures. This change in accounting estimate had a cumulative effect of an $11,000 benefit. The cumulative effect represents the difference between the compensation cost previously reported and the amount of compensation cost that would have been recognized had the Company been estimating forfeitures since the date of grant.

At March 31, 2006, the Company had three stock option plans and one employee stock purchase plan. During 1997, the Company adopted a stock option plan (the “1997 Plan”) that provides for grants of stock options to directors, key employees, and consultants. The 1997 Plan has a term of ten years, unless terminated by the board of directors. The 1997 Plan provides for the granting of incentive stock options to employees or nonqualified options to employees, directors, and consultants. Stock options are granted with an exercise price not less than fair market value of the common stock on the date of the grant, as determined by the board of directors. Vesting schedules for these grants under this plan are specified at the time of grant, and range from one year to four years. The options generally expire seven to ten years after the date of grant. In December 2004, the Board of Directors approved an amendment to the 1997 Plan to allow other types of stock awards to be granted, including restricted stock awards. At March 31, 2006 there where 8,092,414 shares authorized under this plan.

The Company’s board of directors adopted a 1999 Director Option Plan in October 1999 (the “Director Plan”). The Director Plan has a term of ten years, unless terminated by our board of directors. Members of the board of directors who are not employees of Quovadx are eligible to participate in the Director Plan. Non-employee director will automatically be granted options to purchase shares of common stock each year on the date of our annual stockholder’s meeting. Options granted under the Director Plan vest one year after the date of grant. The options generally expire seven to ten years after the date of grant. At March 31, 2006 there where 1,014,083 shares authorized under this plan.

In September 2000, the board of directors of the Company adopted the 2000 Nonstatutory Stock Option Plan (the “NSO Plan”). The NSO Plan has a term of ten years, unless terminated by our board of directors. Under the NSO Plan, the board of directors may issue options to non-executive employees of the Company. Options granted under the NSO Plan vest 25% one year after the date of grant, and one forty-eighth each month thereafter over the next three years. The options generally expire seven to ten years after the date of grant. At March 31, 2006 there where 3,200,000 shares authorized under this plan.

In October 1999, the board of directors adopted an employee stock purchase plan (the “ESPP”), which became effective immediately on the effective date of our initial public offering. On September 14, 2005, the board of directors amended the ESPP effective for all offering periods commencing after October 1, 2005 in response to the SFAS No. 123R. The price that employees pay for the stock purchased will be equal to 90% of the market price of the common stock at the end of that offering period. The 10% discount is recorded as compensation expense ratably over the contribution period. The ESPP provides for two offering periods each year, ending on April 30 and October 31.

At the June 22, 2006 Annual Stockholders’ Meeting our stockholders will be asked to approve the 2006 Equity Incentive Plan (“2006 Plan”). If approved, the 2006 Plan will replace the 1997 Plan and the 2000 Plan.

QUOVADX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On March 10, 2006, the Company granted 220,500 shares of stock options to executives and employees. The following table summarizes the stock options outstanding.

			Weighted Average	Aggregate
			Remaining	Intrinsic
	Number of	Weighted Average	Contractual	Value
	Shares	Exercise Price	Life (Years)	(in thousands)

Options outstanding, December 31, 2005	5,683,472	$3.81
Options granted	220,500	2.89
Less: options exercised	(23,322)	0.99
Less: options cancelled	(64,855)	2.44

Options outstanding, March 31, 2006	5,815,795	$3.80	7.2	$4,558

Exercisable at March 31, 2006	3,884,329	$4.55	6.9	$2,800

The weighted average fair value per option at the date of grant for options granted in first quarter 2006 and 2005 was $2.17 and $2.41, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 was $46,660 and $39,383, respectively. Intrinsic value is defined as the excess of the market value over the option exercise price for all option shares that are in the money.

On September 14, 2005, the Compensation Committee of the Board of Directors the Company approved, effective October 1, 2005, the acceleration of vesting for “underwater” unvested stock options held by current employees, including executive officers. A stock option was considered “underwater” if the option exercise price was greater than $3.00 per share. The decision to accelerate vesting of these underwater stock options was made primarily to avoid recognizing compensation expense in future financial statements upon the adoption SFAS No. 123R. The aggregate estimated compensation expense associated with these accelerated options that would have been recognized in the Company’s income statements after adoption of SFAS No. 123R by the Company, had the acceleration not occurred, totaled $1.0 million, which was included in the proforma net loss in 2005.

On March 10, 2006, the Company granted 279,500 restricted stock awards of Company common stock with a fair value of $2.89 per unit, the respective market price of the stock at the date granted. The restricted stock awards require no payment from the employee and compensation cost was valued based on the market price on the grant date and is expensed equally over the vesting period, generally four years. Compensation expense related to vesting of restricted stock awards totaled $119,000 and $58,000 for the three months ended March 31, 2006 and 2005, respectively. The following table summarizes the restricted share unit awards.

			Weighted Average
			Remaining
		Weighted Average	Contractual
	Units	Grant Date Fair Value	Life (Years)

Unvested restricted stock awards at December 31, 2005	223,132	$2.86
Granted	279,500	2.89
Vested	(47,346)	2.74
Cancelled	—	—

Unvested restricted stock awards at March 31, 2006	455,286	$2.89	3.9

As of March 31, 2006, there was $3.3 million of total unrecognized compensation costs related to unvested share based compensation agreements granted under the Company’s plans, including stock options and restricted

QUOVADX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock awards. The total fair value of all share based compensation vested during the three months ended March 31, 2006 was $0.4 million.

Prior to adoption, the Company accounted for stock-based compensation arrangements using the intrinsic value method under the provisions of Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Under this method, stock compensation was recognized to the extent that the exercise price is less than the market price for the underlying stock on the date of grant. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”), to stock-based employee compensation. SFAS No. 123R requires the Company to present proforma information for periods prior to the adoption as if it had accounted for all stock-based compensation under the fair value method. Had compensation costs under the Company’s stock option plans been recorded last year, the effect on the Company’s net loss and earnings per share would have been as follows:

Three Months Ended
March 31, 2005
(In thousands, except per
share amounts)

Net loss:
As reported	$(1,509)
Plus: stock based compensation under intrinsic value method	82
Less: stock based compensation (charge)/recovery under fair value method	(947)

Pro forma net loss	$(2,374)

Net loss per common share:
As reported	$(0.04)
Pro forma	$(0.06)

3.	Net Loss per Common Share

Net loss per common share (“EPS”) is calculated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share.” Under the provisions of SFAS No. 128, basic EPS is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if stock options were exercised, resulting in the issuance of common stock that would share in the earnings of the Company. Potential dilution of the stock options exercisable into common stock is computed using the treasury stock method based on the average fair market value of the stock. As the Company has a net loss, the effect of all common stock equivalents is excluded from the computation of diluted EPS since their effect would decrease the loss per share. The diluted weighted average common shares calculation for the three months ended March 31, 2006 and 2005 excludes 1,404,051 and 1,483,758 options and unvested restricted stock awards, respectively, to purchase common stock because their effect would have been anti-dilutive under the treasury stock method.

4.	Segment Information

Segment information has been prepared in accordance with FASB SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The Company defines operating segments as components of an enterprise for which discrete financial information is available and is reviewed regularly by the chief operating decision-maker and decision-making group, to evaluate performance and make operating decisions. A breakout of certain assets and capital expenditures by segment is provided to the chief operating decision maker and decision-making group. Accounting policies of the segments are the same as those described in the summary of significant accounting policies.

QUOVADX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s operations consist of three divisions; the Integration Solutions division (“ISD”), which offers private and public healthcare organizations interoperability solutions for clinical and financial integration, the CareScience division, which provides care management and analytical solutions to hospitals and health systems, and the Rogue Wave Software division, which provides reusable software components and services to professional developers for enterprise-class application development.

Segment information for the three divisions for the three months ended March 31, 2006 and 2005 is as follows:

March 31, 2006	ISD	CareScience	Rogue Wave	Corporate	Total

Revenue:
Software license	$1,985	$1,498	$3,545		$7,028
Professional services	1,163	1,626	156		2,945
Recurring services	6,649	877	2,878		10,404

Total revenue	9,797	4,001	6,579		20,377
Cost of revenue:
Software license	892	592	403		1,887
Professional services	1,040	549	217		1,806
Recurring services	4,047	761	254		5,062

Total cost of revenue	5,979	1,902	874		8,755

Gross profit	3,818	2,099	5,705		11,622
Operating expenses	3,440	1,520	3,466	$11,298	19,724

Income(loss) from operations	$378	$579	$2,239	$(11,298)	(8,102)

Other expense, net					(9)
Interest income, net					392

Loss before income taxes and cumulative effect of accounting change					(7,719)
Income tax expense					58

Loss before cumulative effect of accounting change					(7,777)
Cumulative effect of accounting change					11

Net loss					$(7,766)

QUOVADX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

March 31, 2005	ISD	CareScience	Rogue Wave	Corporate	Total

Revenue:
Software license	$2,012	$1,309	$3,665		$6,986
Professional services	1,936	1,445	257		3,638
Recurring services	5,852	1,276	3,024		10,152

Total revenue	9,800	4,030	6,946		20,776
Cost of revenue:
Software license	972	700	518		2,190
Professional services	1,640	651	177		2,468
Recurring services	3,371	1,009	290		4,670

Total cost of revenue	5,983	2,360	985		9,328

Gross profit	3,817	1,670	5,961		11,448
Operating expenses	3,190	1,722	3,755	$4,373	13,040

Income(loss) from operations	$627	$(52)	$2,206	$(4,373)	(1,592)

Other income, net					55
Interest income, net					101

Loss before income taxes					(1,436)
Income tax expense					73

Net loss					$(1,509)

The following are the assets and related amortization by segment for the three months ending March 31, 2006 and 2005.

	ISD	CareScience	Rogue Wave	Total

March 31, 2006
Software, net	$3,350	$614	$3,207	$7,171
Other intangible assets, net	2,428	5,504	4,967	12,899
Goodwill	—	12,742	33,982	46,724
Capitalized software amortization	1,070	46	208	1,324
Intangible amortization	198	306	459	963
March 31, 2005
Software, net	$6,353	$651	$3,079	$10,083
Other intangible assets, net	3,221	6,728	6,801	16,750
Goodwill	—	12,742	33,982	46,724
Capitalized software amortization	935	46	385	1,366
Intangible amortization	198	306	459	963

5.	Other Intangible Assets

Amortizable intangible assets recognized in the Company’s acquisitions are being amortized over their estimated useful lives. Customer base assets are amortized over a weighted average life of 6.4 years. Trade names are amortized over 5 years and other intangibles are amortized over 12 years. Amortization expense related to intangible assets was $1.0 million in each of the three month periods ended March 31, 2006 and 2005. The following

QUOVADX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

table provides information relating to the Company’s intangible assets as of March 31, 2006 and December 31, 2005 (in thousands):

	March 31, 2006			December 31, 2005
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value

Customer base	$22,496	$(9,900)	$12,596	$22,496	$(8,982)	$13,514
Trade name	559	(269)	290	559	(243)	316
Other	2,178	(2,165)	13	2,178	(2,146)	32

	$25,233	$(12,334)	$12,899	$25,233	$(11,371)	$13,862

6.	Software

The following table provides information relating to the Company’s capitalized and acquired software as of March 31, 2006 and December 31, 2005 (in thousands):

	March 31, 2006			December 31, 2005
		Accumulated			Accumulated
	Cost	Amortization	Total	Cost	Amortization	Total

Acquired software	$27,098	$(22,766)	$4,332	$27,098	(21,612)	$5,486
Capitalized software	10,136	(7,297)	2,839	9,051	(7,128)	1,923

Total	$37,234	$(30,063)	$7,171	$36,149	$(28,740)	$7,409

Capitalized software development costs are amortized on a straight-line basis over an estimated useful life, which is generally three years. Capitalized software acquired through business combinations is amortized on a straight line basis over an estimated useful life which is generally three or five years. Amortization expense related to capitalized software assets was $1.3 million and $1.4 million for the three months ended March 31, 2006 and 2005, respectively. Total capitalized software costs for the three months ended March 31, 2006 and 2005 were $1.1 million and $0.1 million, respectively.

7.	Comprehensive Loss

Total comprehensive loss for the three months ended March 31, 2006 and 2005 was as follows:

	Three Months Ended
	March 31,
	2006	2005
	(In thousands)

Net loss	$(7,766)	$(1,509)
Other comprehensive income (loss)	140	(38)

Comprehensive loss	$(7,626)	$(1,547)

During the three months ended March 31, 2006 and 2005, comprehensive loss included the change in foreign currency translation. The foreign currency translation amounts relate to our subsidiaries in Europe.

8.	Commitments and Contingencies

Contingencies

On November 14, 2001, a stockholder class action complaint was filed in the United States District Court, Southern District of New York. On April 19, 2002, plaintiffs filed an amended complaint. The amended complaint asserts that the prospectus from the Company’s February 10, 2000 initial public offering (“IPO”) failed to disclose

QUOVADX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

certain alleged improper actions by various underwriters for the offering in the allocation of the IPO shares. The amended complaint alleges claims against certain underwriters, the Company and certain officers and directors under the Securities Act of 1933 and the Securities Exchange Act of 1934 (Bartula v. XCare.net, Inc., et al., Case No. 01-CV-10075). Similar complaints have been filed concerning more than 300 other IPO’s; all of these cases have been coordinated as In re Initial Public Offering Securities Litigation, 21 MC 92. In a negotiated agreement, individual defendants, including all of the individuals named in the complaint filed against the Company, were dismissed without prejudice, subject to a tolling agreement. Issuer and underwriter defendants in these cases filed motions to dismiss and, on February 19, 2003, the Court issued an opinion and order on those motions that dismissed selected claims against certain defendants, including the Rule 10b-5 fraud claims against the Company, leaving only the Section 11 strict liability claims under the Securities Act of 1933 against the Company. A committee of our Board of Directors has approved a settlement proposal made by the plaintiffs. On February 15, 2005, the Court issued an order granting conditional preliminary approval of the settlement. On August 31, 2005, the Court entered an order confirming its preliminary approval of the settlement. On April 24, 2006, the Court held a fairness hearing in connection with the motion for final approval of the settlement. The Court did not issue a ruling on the motion for final approval at the fairness hearing. The settlement remains subject to a number of conditions, including final approval of the Court. . If the settlement is not achieved, the Company will continue to aggressively defend the claims. We do not believe that the outcome of this action will have a material adverse effect on our financial position, results of operations or liquidity; however, litigation is inherently uncertain and we can make no assurance as to the ultimate outcome or effect.

On March 18, 2004, a purported class action complaint was filed in the United States District Court for District of Colorado, entitled Smith v. Quovadx, Inc. et al, Case No. 04-M-0509, against Quovadx, Inc., its former Chief Executive Officer and its former Chief Financial Officer. The complaint alleged violations of Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended, purportedly on behalf of all persons who purchased Quovadx common stock from October 22, 2003 through March 15, 2004. The claims were based upon allegations the Company (i) purportedly overstated its net income and earnings per share during the class period, (ii) purportedly recognized revenue from contracts between the Company and Infotech Networks Group (“Infotech”) prematurely, and (iii) purportedly lacked adequate internal controls and was therefore unable to ascertain the financial condition of the Company. The action sought damages against the defendants in an unspecified amount. Thereafter, eight additional, nearly identical class action complaints were filed in the same court based on the same facts and allegations. Subsequently, all but one of the actions, entitled Heller v. Quovadx, Inc., et al., Case No. 04-M-0665 (OES) (D. Colo.), were dismissed. On June 10, 2004, the plaintiff in Heller filed a first amended complaint, which asserts the same claims as those asserted in the original complaint, and includes allegations regarding the Company’s accounting for certain additional transactions. On September 8, 2004, the court approved the appointment of David Heller as lead plaintiff. On September 29, 2004, the court denied defendants’ motions to dismiss the first amended complaint and approved the appointment of Mr. Heller’s counsel as lead plaintiff’s counsel. On October 14, 2004, the Company and the other defendants filed answers to the first amended complaint, denying allegations of wrongdoing and asserting various affirmative defenses. On April 12, 2005, the court issued an order certifying as a class all persons (except insiders) who purchased or otherwise acquired Quovadx stock on the open market between October 22, 2003 and March 15, 2004. On January 13, 2005, the court entered a scheduling order in the case. In November 2005, the court vacated the January 13, 2005 scheduling order, in anticipation that the court would enter a coordinated scheduling order in conjunction with a scheduling order in Case No. 04-M-1006 (see below). A scheduling conference was held February 24, 2006, at which the court further delayed scheduling for thirty days to allow the parties time to complete settlement negotiations (discussed below). No trial date has been set.

On December 13 and 14, 2005, a voluntary mediation was held among the following parties: plaintiffs in each of the Heller, Special Situations Fund and derivative cases; the Company; the individual director defendants; the former officer defendants; and the various director and officer insurance carriers. As a result of the mediation and subsequent discussions, the parties reached a preliminary understanding to settle the Heller case and the derivative

QUOVADX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

cases. Additionally, the Company reached an understanding with the director and officer insurance carriers for a settlement under the applicable policies. These understandings, including the understanding with the insurance carriers and the former officers, were contingent on material agreements among the parties which were not achieved until late in March 2006. Final agreements among the various parties ultimately were reached and the MOU documenting the settlement with the plaintiffs in the Heller case was executed as of April 4, 2006. Under the terms of the settlement MOU, the plaintiffs will receive $10.0 million in exchange for their release of the Company and the individual defendants, with prejudice, of all claims under Sections 10b and 20(a) of the Securities and Exchange Act of 1934. As of March 31, 2006, the Company accrued $3.0 million as a settlement expense. In April we paid that sum, and our insurance carriers paid $7.0 million, into a settlement fund established by the lead plaintiff’s counsel. The agreement, which excludes claims made under Sections 11 and 15 of the Securities Act of 1933, is subject to approval by the court and the Company can terminate the agreement if more than a certain percentage of class members opt out. The parties are currently negotiating the Stipulation of Settlement, which will be submitted to the court for approval and then to the stockholders.

On March 22, 2004, a stockholder derivative action was filed in the District Court of Colorado, County of Arapahoe, entitled Marcoux v. Brown et al, against the members of the Board of Directors and certain now-former officers of Quovadx alleging breach of fiduciary duty and other violations of state law. The Company is named solely as a nominal defendant against which no recovery is sought. This complaint generally is based on the same facts and circumstances as alleged in the class action complaint discussed above, alleging that the defendants misrepresented Quovadx financial projections and that one of the defendants violated state laws relating to insider trading. The action seeks damages in an unspecified amount against the individual defendants, disgorgement of improper profits and attorney’s fees, among other forms of relief. On or about April 21, 2004, a second, nearly identical stockholder derivative complaint, seeking the same relief, was filed in the United States District Court for the District of Colorado, entitled Thornton v. Brown, et al. On or about May 20, 2004, a third, nearly identical stockholder derivative complaint, seeking the same relief, was filed in the District Court of Colorado, County of Arapahoe, entitled Jaroslawicz v. Brown, et al. The three stockholder derivative actions are now all pending in the Colorado state court. The court has consolidated the three actions into a single consolidated action under In re Quovadx, Inc. Derivative Litigation, and extended the deadline for the filing of a consolidated amended complaint to May 31, 2006. The Company has reached an agreement in principle in the consolidated derivative actions subject to negotiation of detailed settlement documents. Under terms of the agreement, the Company will pay a settlement fee of $575,000 and implement certain corporate governance changes, in exchange for full release of the Company and all individual defendants, with prejudice, of all state law claims. The agreement in principle is subject to final agreement on the governance changes and approval by the court. As of March 31, 2006, we have accrued the anticipated $575,000 settlement expense.

On May 17, 2004, a purported class action complaint was filed in the United States District Court for the District of Colorado, entitled Henderson v. Quovadx, Inc. et al, Case No. 04-M-1006 (OES), against Quovadx, Inc., its now-former Chief Executive Officer, its now-former Chief Financial Officer and its Board of Directors. The complaint alleged violations of Section 11 and Section 15 of the Securities Act of 1933, as amended, purportedly on behalf of all former stockholders of Rogue Wave Software, Inc. who acquired Quovadx common stock in connection with the Company’s exchange offer effective December 19, 2003. The claims are based upon the same theories and allegations as asserted in the Section 10(b) class action described above. The court denied plaintiff’s motion to consolidate this Section 11 action with the Section 10(b) cases. On July 14, 2004, the Company and outside director defendants filed an answer to the complaint, denying allegations of wrongdoing and asserting various affirmative defenses. On October 4, 2004, the Company’s former CEO and CFO filed an answer to the complaint, denying allegations of wrongdoing and asserting various affirmative defenses. On June 29, 2005, the court appointed the Special Situations Fund III, L.P. (“SSF”), and three other related funds (collectively, “Plaintiffs”) as lead plaintiffs. On July 26, 2005, Plaintiffs filed an amended complaint, under the caption Special Situations Fund III, L.P., et al. v. Quovadx, Inc., et al., Case No. 04-M-1006 (“Special Situations Fund”). The amended complaint asserts the same claims as those asserted in the original complaint, and includes an additional

QUOVADX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

allegation that the Infotech revenue was falsely recognized as part of a fraud to inflate Quovadx’ stock price for the Rogue Wave acquisition. On August 1, 2005, the court approved the appointment of SSF’s counsel as lead plaintiffs’ counsel. On August 23, 2005, the Company and outside director defendants filed an answer to the amended complaint, denying allegations of wrongdoing and asserting various affirmative defenses. On August 25, 2005, the Company’s former CEO and CFO filed an answer to the amended complaint, denying allegations of wrongdoing and asserting various affirmative defenses. On December 1, 2005, Plaintiffs filed a motion for partial summary judgment on the issue of liability under Section 11. On December 23, 2005, Plaintiffs filed a motion to dismiss without prejudice the individual defendants, and all defendants have indicated to the court they do not oppose this motion to dismiss the individual defendants. On January 11, 2006, the Company filed a statement of non-opposition to Plaintiffs’ motion for partial summary judgment, conceding that the subsequently restated third quarter 2003 financial statements incorporated by reference in the S-4 Registration Statement established prima facie liability for the Company to the plaintiff class under Section 11. On February 24, 2006, the court held a scheduling conference. Pursuant to the court’s instruction at that conference, counsel for all parties are in the process of agreeing upon a proposed scheduling order, and preparing notice to the class members. Because the parties have not yet conducted discovery on, or completed expert analysis of, issues regarding damages and causation, it is not yet possible for us to quantify the amount of damages in this action.

As part of preliminary settlement negotiations, on March 16, 2006, the Company made a formal offer to the Plaintiffs to settle the case for $3,300,000. Accordingly, the Company has accrued this amount as an expense in its first quarter results of operations. The Company believes that, if settlement negotiations continue, $3,300,000 represents a reasonable estimate of minimum liability for the Company. It is possible the Company’s liability in a negotiated settlement could materially exceed that amount. The plaintiffs’ current settlement demand is $13,500,000. If the parties do not settle this matter, the case will continue towards trial, in which case the Company would be unable to reasonably estimate its potential liability given the inherent risks and unpredictability associated with a trial. Due to the nature of the Section 11 claim made in this lawsuit and the settlement with the insurance carriers in the Heller class action, we do not believe any insurance proceeds would be available for defense costs or for settlement expenses in any settlement of this action.

On April 12, 2004, the Company announced that the Securities and Exchange Commission (“SEC”) had notified the Company that its previously announced informal inquiry has become a formal investigation pursuant to an “Order Directing Private Investigation and Designating Officers to Take Testimony.” The SEC is investigating transactions entered into during the third quarter of 2002 and transactions entered into during 2003 including two distributor contracts totaling approximately $1 million and transactions between Quovadx and Infotech. The investigation is continuing, and the Company continues to cooperate.

The Company is engaged from time to time in routine litigation that arises in the ordinary course of our business.

9.	Related Party Transactions

The Company receives legal services from a law firm where the former Corporate Secretary of the Company is a partner. The individual was the Corporate Secretary until February 10, 2005. The accompanying financial statements include expenses paid related to this law firm of $0.3 million and $0.5 million for the three months ended March 31, 2006 and 2005, respectively. At March 31, 2006 the outstanding payable balance to the law firm totaled $0.7 million.

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

FORWARD-LOOKING STATEMENTS

All statements, trend analysis and other information contained in this Quarterly Report on Form 10-Q of Quovadx, Inc. (“Quovadx,” the “Company,” the “Registrant,” “we” or “us”) and the information incorporated by reference which are not historical in nature are forward-looking statements within the meaning of the Private-Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, discussion relative to markets for our products and trends in revenue, gross margins and anticipated expense levels, as well as other statements including words such as “anticipate,” “believe,” “plan,” “estimate,” “expect” and “intend” and other similar expressions. All statements regarding the Company’s expected financial position and operating results, business strategy, financing plans, and forecast trends relating to our industry are forward-looking statements. These forward-looking statements are subject to business and economic risks and uncertainties, and our actual results of operations may differ materially from those contained in the forward-looking statements. Factors that could cause or contribute to such differences are fully described in our 2005 Annual Report on Form 10-K, and include, but are not limited to, the following:

•	We have historically incurred losses and we may not be able to achieve or sustain profitability.

•	We face risks related to the class action and derivative lawsuits.

•	We face risks related to a formal investigation being conducted by the SEC.

•	We have a contract with a major customer that is expected to terminate in November 2006. If we do not generate other sources of revenue before this contract terminates, or we do not renew this contract, it would adversely affect our future operating results.

•	Our future revenue growth depends on our ability to successfully launch new products.

•	We operate in an industry with rapidly changing technology and, if we do not successfully modify our products to incorporate new technologies or introduce new products, we may not be able to increase revenue or our revenue may decline.

•	We face increased competition in the marketplace that could impact our operations negatively.

•	We face saturated or diminishing markets for some of our key products.

•	A significant portion of our recurring revenue comes from maintenance agreements that require periodic renewals.

•	We have risk in sustaining professional service revenue in our markets.

•	Our Integration Solutions and Rogue Wave Software divisions rely on the effectiveness of channel partners and third-party influencers to help achieve revenue goals. If we fail to maintain and expand these types of relationships, our business may suffer.

•	Goodwill, other intangible assets and capitalized software make up a significant portion of our total assets and are subject to recurring tests for impairment. We have a history of recording impairments for these assets and future impairments could adversely affect our operating results.

•	We are exposed to infringement risks.

•	We rely on third parties for technology in our products.

•	Our products may be affected by unknown software defects.

•	We may be unable to recruit and retain key employees who are essential to our operations.

•	We could incur liabilities related to the regulation, use and misuse of information.

•	If security of our customer and patient information were to be compromised, we could be liable for damages and our reputation could suffer.

•	If compliance with government regulation of healthcare becomes more costly and difficult for our customers, we may be unable to increase revenue in our Integration Solutions and CareScience divisions.

•	As we increase our international sales, we become subject to uncertainties in the international marketplace which could adversely affect our operating results.

•	If we do not establish and maintain our brands, our reputation could be adversely affected.

•	The trading price of our common shares has been, and may continue to be volatile.

•	We have implemented anti-takeover provisions that may adversely impact the market price of our common stock.

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

Executive Summary

The following table represents total revenue amounts in thousands and percentages by division (amounts in thousands):

	Three Months Ended March 31,
	Revenue		Percentage
Division	2006	2005	2006	2005

ISD	$9,797	$9,800	48%	47%
CareScience	4,001	4,030	20%	20%
Rogue Wave	6,579	6,946	32%	33%

Total	$20,377	$20,776	100%	100%

Total revenue decreased $0.4 million compared to the first quarter of 2005. This decrease is primarily attributable to lower revenue from the SOURCEPRO® products in the Rogue Wave Software division.

The following table represents total net income (loss) from continuing operations by division before allocations of corporate selling, general and administrative, and other income and expenses (amounts in thousands):

	Income (Loss) from
	Operations
Division	2006	2005

ISD	$378	$627
CareScience	579	(52)
Rogue Wave	2,239	2,206
Corporate	(11,298)	(4,373)

Total	$(8,102)	$(1,592)

Overall, net loss from continuing operations of $8.1 million increased from the net loss from continuing operations of $1.6 million in the first quarter of 2005. The increase of $6.5 million is primarily due to $6.9 million in legal accruals that were recorded in the first quarter of 2006 associated with the three lawsuits.

The $6.9 million in legal accruals comprises the following:

•	$3.0 million for the expected settlement of the Section 10b lawsuit, Heller v. Quovadx, Inc. et al;

•	$575,000 to settle the derivatives lawsuit; and

•	$3.3 million recorded as an estimate to settle the Section 11 lawsuit, Henderson v. Quovadx, Inc. et al.

The $3.3 million to settle the Section 11 lawsuit is an initial estimate and represents the minimum amount that the Company expects to incur should settlement negotiations prove successful. The Plaintiffs in the Section 11 case recently offered $13.5 million and represents what we believe to be the top end of the estimated settlement range. If the case proceeds through trial, the Company is unable to estimate or predict with any reasonable certainty the potential damages that may be awarded or the costs to defend the case through trial and appeal proceedings.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company relied on significant estimates in preparing the financial statements, allocating the purchase price of its acquisitions to the assets and liabilities acquired, evaluating the adequacy of the allowance for bad debt, the percentage of completion of fixed priced professional service contracts, the recoverability of deferred tax assets and the recoverability of capitalized software costs. Actual results could differ from those estimates. The Company believes that the following accounting policies involve a higher degree of judgment and complexity. A complete list of the Company’s critical accounting policies and estimates is included in our 2005 Annual Report on Form 10-K. There have been no changes to the accounting policies and estimates described in our 2005 Annual Report on Form 10-K except for the following new accounting policy for 2006.

Share-Based Compensation

Effective January 1, 2006 the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS No. 123R”), “Share-Based Payment,” using the modified prospective transition method. Under this method, stock-based compensation expense is recognized using the fair-value based method for all awards granted on or after the date of adoption. Compensation expense for unvested stock options and awards that were outstanding on January 1, 2006 will be recognized over the requisite service period based on the grant-date fair value of those options and awards as previously calculated under the pro forma disclosures under SFAS No. 123. The modified prospective transition methods allows that prior interim periods and fiscal years reported will not reflect restated amounts. The Company determined the fair value of these awards using the Black-Scholes option pricing model.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions. The expected life selected for options granted during the quarter represents the period of time that the options are expected to be outstanding based on historical data of option holder exercise and termination behavior. Expected volatilities are based upon historical volatility of the Company’s monthly stock closing prices over a period equal to the expected life of each option grant, excluding the period the stock was delisted. The risk-free interest rate was selected based on yields from U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of the options being valued. The Company historically has not paid dividends.

	Three Months Ended	Year Ended
	March 31, 2006	December 31, 2005

Risk free interest rate	4.36%	4.17%
Expected volatility factor	83.30%	106.00%
Expected option term in years	4.16	5.00

Results of Operations

The following table sets forth the statements of operations for the total company as a percent of total revenue:

	Three Months Ended March 31,
	2006		2005
		% of Revenue		% of Revenue	Change

Revenue:
Software license	$7,028	34%	$6,986	34%	$42
Professional services	2,945	14	3,638	17	(693)
Recurring services	10,404	52	10,152	49	252

Total revenue	20,377	100	20,776	100	(399)
Cost of revenue:
Software license	1,887	9	2,190	11	(303)
Professional services	1,806	9	2,468	12	(662)
Recurring services	5,062	25	4,670	22	392

Total cost of revenue	8,755	43	9,328	45	(573)

Gross profit	11,622	57	11,448	55	174
Operating expenses:
Sales and marketing	4,817	23	4,382	21	435
General and administrative	11,541	57	4,724	23	6,817
Research and development	2,403	12	2,971	14	(568)
Amortization of acquired intangible assets	963	5	963	5	—

Total operating expenses	19,724	97	13,040	63	6,684

Loss from operations	(8,102)	(40)	(1,592)	(8)	(6,510)
Other income (expense), net	(9)	—	55	—	(64)
Interest income, net	392	2	101	1	291

Loss before income taxes and cumulative effect of accounting change	(7,719)	(38)	(1,436)	(7)	(6,283)
Income tax expense	58	—	73	—	(15)

Loss before cumulative effect of accounting change	(7,777)	(38)	(1,509)	(7)	(6,268)
Cumulative effect of accounting change	11	—	—	—	(11)

Net loss	$(7,766)	(38)%	$(1,509)	(7)%	$(6,257)

Comparison of the Company’s Results for the Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005.

Total revenue.  Total revenue decreased $0.4 million, or 2%, to $20.4 million. Professional services revenue decreased $0.7 million, or 19%, to $2.9 million, primarily due to lower revenue in ISD resulting from the closing of a large multi-year, fixed-bid contract in the second quarter of 2005 which generated revenue in the first quarter of 2005. Recurring services revenue increased 3% to $10.4 million.
The increase is primarily attributable to higher transaction based services in ISD and additional incremental services provided to the Medical University of South Carolina related to specific outsourcing projects performed by ISD in the first quarter of 2006. Offsetting this increase was a decrease in recurring revenue in CareScience. The decrease was a result of achieving certain contractual gainshare milestone payments in the first quarter of 2005 that generated additional revenue which were available to a lesser extent in the first quarter of 2006. Revenue in Rogue Wave declined 5% from the first quarter of 2005, or approximately $0.4 million, as a result of lower international sales associated with SOURCEPRO® product offerings.

Cost of revenue.  Cost of revenue decreased $0.6 million, or 6%, to $8.8 million. Software license costs decreased $0.3 million, or 14%, and professional services costs decreased $0.7 million, or 27%. These decreases are primarily due to decreases in salary and related expenses as a result of lower staffing levels in CareScience and ISD. Additionally, facility costs were lower in ISD related to recent office relocations that resulted in rent expense savings. Recurring services costs increased $0.4 million or 8% to $5.1 million. The increase is attributable to higher third party contracting costs in ISD to complete the incremental outsourcing projects.

Sales and marketing.  Sales and marketing expenses increased $0.4 million, or 10%, to $4.8 million. The increase is primarily related to additional salary, travel, share based compensation and commission expenses as we expanded our sales force in all three divisions. Partially offsetting these increases was a decrease in event costs in the CareScience division as a result of a shift in the timing of the CareScience National Conference from the first quarter of 2005 to the fourth quarter of 2006.

General and administrative.  General and administrative expenses increased $6.8 million, or 144%, to $11.5 million, due to $6.9 million in legal accruals that were recorded in the first quarter of 2006. External legal expenses increased $0.2 million due to fees related to the lawsuits. Additionally, stock based compensation expense increased by $0.3 million due to the implementation of SFAS No, 123R that requires compensation expense be recognized for unvested stock options and awards that were outstanding on January 1, 2006 over the requisite service period based on the grant-date fair value of those options and awards. In total for the Company, share based compensation expense for the first quarter of 2006 was $0.5 million. Share based compensation is included in each expense category that includes salary expense. Partially offsetting the increases was a decrease in auditing expenses of $0.3 million due to higher fees in the first quarter of 2005. Professional services costs also decreased by $0.3 million in the first quarter of 2006 compared to 2005 as a result of lower Sarbanes Oxley compliance costs.

Research and development.  Research and development expenses decreased $0.6 million, or 19%, to $2.4 million primarily as a result of higher software capitalization costs in 2006 attributable to our new product development in all three divisions. Also, facility costs in ISD decreased as a result of expense savings realized through facility consolidation and relocation. Offsetting these decreases were expenses associated with the hiring of 23 additional staff, primarily in Rogue Wave and ISD to support new product initiatives.

Interest income, net.  Interest income on cash and cash equivalents increased for the three months ended March 31, 2006 over the same period in 2005 primarily due to interest received on a note receivable from a customer. The note receivable was paid in full in the first quarter of 2006.

Income tax.  Current income tax expense of $58,000 was recorded for the three months ended March 31, 2006. The income tax expense is primarily a result of taxable income in some of our foreign operations.

Results of Division Operations for the Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Integration Solutions Division

The following table sets forth financial data for the three months ended March 31, 2006 and 2005 (in thousands):

	2006		2005
		% of Revenue		% of Revenue	Change

Revenue:
Software license	$1,985	20%	$2,012	20%	$(27)
Professional services	1,163	12	1,936	20	(773)
Recurring services	6,649	68	5,852	60	797

Total revenue	9,797	100	9,800	100	(3)
Cost of revenue:
Software license	892	9	972	10	(80)
Professional services	1,040	11	1,640	17	(600)
Recurring services	4,047	41	3,371	34	676

Total cost of revenue	5,979	61	5,983	61	(4)

Gross profit	3,818	39	3,817	39	1
Operating expenses:
Sales and marketing	2,282	23	1,747	18	535
General and administrative	211	2	179	2	32
Research and development	749	8	1,066	11	(317)
Amortization of acquired intangible assets	198	2	198	2	—

Total operating expenses	3,440	35	3,190	33	250

Net income from operations	$378	4%	$627	6%	$(249)

Professional services revenue decreased $0.8 million, or 40%, due to the closing of a large multi-year, fixed-bid contract in the second quarter of 2005 which generated revenue in the first quarter of 2005. Partially offsetting this decrease was an increase in recurring services revenue of $0.8 million, or 14%, due to increased transaction based revenue and increased outsourced services related to additional implementation services provided to the Medical University of South Carolina related to specific outsourcing projects performed by ISD in the first quarter of 2006.

Cost of revenue totalled $6.0 million for the three months ended March 31, 2006. Cost relating to professional service revenue decreased $0.6 million due to decreases in salary and related expenses as a result of lower staffing levels and lower facility costs. Offsetting this decrease was an increase in contractor costs in recurring services of $0.7 million related to support for Cash Accelerator, and increased contractor costs related to the increase in recurring revenue discussed above.

Operating expenses, which includes sales and marketing, general and administrative and research and development, increased $0.3 million, or 8%, to $3.4 million due to additional salary, travel and commission expenses as we expanded our sales force. Partially offsetting the increase as a decrease in research and development of $0.3 million primarily as a result of capitalizing $0.3 million of software development costs in 2006 compared to $0.1 million in 2005, and decreased facility costs.

CareScience Division

The following table sets forth financial data for the three months ended March 31, 2006 and 2005 (in thousands):

	2006		2005
		% of Revenue		% of Revenue	Change

Revenue:
Software license	$1,498	37%	$1,309	32%	$189
Professional services	1,626	41	1,445	36	181
Recurring services	877	22	1,276	32	(399)

Total revenue	4,001	100	4,030	100	(29)
Cost of revenue:
Software license	592	15	700	18	(108)
Professional services	549	14	651	16	(102)
Recurring services	761	19	1,009	25	(248)

Total cost of revenue	1,902	48	2,360	59	(458)

Gross profit	2,099	52	1,670	41	429
Operating expenses:
Sales and marketing	418	10	644	16	(226)
General and administrative	173	4	137	3	36
Research and development	623	16	635	16	(12)
Amortization of acquired intangible assets	306	8	306	7	—

Total operating expenses	1,520	38	1,722	42	(202)

Net income (loss) from operations	$579	14%	$(52)	(1)%	$631

Total revenue remained level at $4.0 million in the first quarter of 2006. Recurring services revenue decreased 31% to $0.9 million. The decrease was a result of achieving certain contractual gainshare milestone payments in the first quarter of 2005 that generated additional revenue which were available to a lesser extent in the first quarter of 2006 due to changes in the contract. Partially offsetting this decrease was an increase in software license revenue of $0.2 million resulting from sales to new customers. Also, professional services revenue increased $0.2 million, due to the addition of new customers.

Cost of revenue decreased $0.5 million, or 19%, to $1.9 million due primarily to decreases in salary and related expenses as a result of lower staffing levels and a decrease in third party contractor costs.

Operating expenses decreased $0.2 million, or 12%, to $1.5 million. The decrease was primarily a result of decreased sales and marketing of $0.2 million due to lower event costs as a result of a shift in timing of the CareScience National Conference from the first quarter of 2005 to the fourth quarter of 2006. Additionally, research and development decreased primarily as a result of capitalizing $0.1 million of software development costs in 2006 compared to no capitalization in 2005, offset by increases in other expenses.

Rogue Wave Software Division

The following table sets forth financial data for the three months ended March 31, 2006 and 2005 (in thousands):

	2006		2005
		% of Revenue		% of Revenue	Change

Revenue:
Software license	$3,545	54%	$3,665	53%	$(120)
Professional services	156	2	257	4	(101)
Recurring services	2,878	44	3,024	43	(146)

Total revenue	6,579	100	6,946	100	(367)
Cost of revenue:
Software license	403	6	518	7	(115)
Professional services	217	3	177	3	40
Recurring services	254	4	290	4	(36)

Total cost of revenue	874	13	985	14	(111)

Gross profit	5,705	87	5,961	86	(256)
Operating expenses:
Sales and marketing	1,774	27	1,769	25	5
General and administrative	202	3	257	4	(55)
Research and development	1,031	16	1,270	18	(239)
Amortization of acquired intangible assets	459	7	459	7	—

Total operating expenses	3,466	53	3,755	54	(289)

Net income from operations	$2,239	34%	$2,206	32%	$33

Total revenue decreased 5% to $6.6 million in the first quarter of 2006. Software license revenue decreased $0.1 million due to lower revenue from the SOURCEPRO® products, predominantly in our European markets. Recurring services revenue decreased $0.1 million due to the continued decrease in SOURCEPRO® products maintenance and support.

Cost of revenue decreased $0.1 million to $0.9 million due primarily to decreases in commissions paid to a third party reseller.

Operating expenses decreased $0.3 million to $3.5 million. Research and development expenses decreased $0.2 million primarily as a result of capitalizing $0.6 million of software development costs related to new product development efforts associated with our Rogue Wave® Hydra product, partially offset by an increase in professional contractors.

Liquidity and Capital Resources

Cash requirements

On March 31, 2006, the Company had $5.2 million in open purchase commitments for services, contractors, and capital purchases, many covering several months of anticipated activity in 2006.

In addition to our contractual obligations, we estimate that we will require cash to:

•	Make payments required to settle the class action and derivative lawsuits;

•	Continue to fund ongoing operations, including the addition of sales, product and infrastructure support personnel;

•	Continue to invest in new product development and market penetration strategies, including our Intelligent Health Broker Suite in ISD, CareSciencetm Standards of Care and Rogue Wave® Hydra;

•	Invest in additional hardware and software to maintain and enhance our existing networks and software applications;

•	Defend and settle remaining outstanding class action lawsuits and SEC investigations;

•	Complete leasehold improvements to our facilities; and

•	Continue to comply with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002.

Sources and Uses of Cash

Cash provided by (used in) our operating, investing and financing activities is summarized as follows (dollars in thousands):

	2006	2005

Operating activities	$2,549	$2,329
Investing activities	(4,899)	(568)
Financing activities	29	99

The increase in net cash provided by operating activities in 2005 is primarily due to the decrease in accounts receivable resulting from improved collection efforts, additional billing cycles and the increase in accounts payable.

Net cash used in investing activities was $4.9 million in 2006, compared to $0.6 million in 2005. The increase in cash used in investing activities is due to increases in capital expenditures and capitalized software costs resulting from the Company’s initiative to invest in products and infrastructure. Additionally, cash was used in the purchases of short-term investments.

Net cash provided by financing activities in the first quarter of 2006 and 2005 resulted from the exercise of stock options.

The effect of foreign currency exchange rate changes on cash was $0.2 million in the first quarter of 2006, compared to a negative foreign currency translation impact of $0.2 million in the first quarter of 2005. The positive effect in 2006 was the result of change in the exchange rate of the U.S. dollar compared to the British pound and the Euro.

We expect to use our cash, cash equivalents and short-term investments for general corporate purposes, working capital, capital expenditures, to fund our operations, to continue expanding our product offerings and to settle lawsuits. The amounts and timing of our actual expenditures will depend upon numerous factors, including the status of our product development efforts, marketing and sales activities and the amount of cash generated by our operations, competition, and whether we complete any acquisitions, and the final resolution of lawsuit settlements. We may find it necessary or advisable to use portions of our cash and cash equivalents for other purposes. Pending use of our cash, cash equivalents and short-term investments for the above purposes, we intend to invest such funds in short-term, interest-bearing, investment-grade securities.

Commitments

The Company acquired its WebAccel product from CMI Corporate Marketing, d/b/a Compuflex International (“Compuflex”) in August 2003. An executive officer of the Company is the sole stockholder of Compuflex. Compuflex has received, royalty fees of $500,000 over two years from the Company in accordance with the terms of the purchase agreement. Through December 31, 2005, the Company paid Compuflex $500,000 in royalty payments. For each of the next three years ending on September 30, 2006, 2007 and 2008, the Company is obligated to pay royalty fees to Compuflex equal to 20% of the revenue recognized during the preceding four fiscal quarters from sales of WebAccel software license fees.

Assessment of Future Liquidity

The Company’s cash and cash equivalents balances are expected to be sufficient to meet its anticipated liquidity needs for working capital and capital expenditures for the next twelve months. If additional capital resources were required for working capital or to grow our business internally or by acquisition, we may seek other financing arrangements. We cannot be assured that any financing arrangements will be available in amounts or on terms acceptable to us in the future. In making this assessment, we have considered:

•	Our consolidated cash, cash equivalents, short-term investments and restricted cash of $32.9 million as of March 31, 2006;

•	Settle and continue to defend lawsuits and SEC investigations;

•	The anticipated level of capital expenditures during 2006; and

•	Our expectation of realizing positive cash flow from operations through 2006.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act of 1934, as of March 31, 2006. This included an evaluation of disclosure controls and procedures applicable to the period covered by and existing through the filing of this periodic report. Based on that review, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information the Company is required to disclose in its reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported accurately.

Internal Controls over Financial Reporting

No material weaknesses were identified at March 31, 2006. During the quarter ending March 31, 2006, we have made no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

Contingencies

On November 14, 2001, a stockholder class action complaint was filed in the United States District Court, Southern District of New York. On April 19, 2002, plaintiffs filed an amended complaint. The amended complaint asserts that the prospectus from the Company’s February 10, 2000 initial public offering (“IPO”) failed to disclose certain alleged improper actions by various underwriters for the offering in the allocation of the IPO shares. The amended complaint alleges claims against certain underwriters, the Company and certain officers and directors under the Securities Act of 1933 and the Securities Exchange Act of 1934 (Bartula v. XCare.net, Inc., et al., Case No. 01-CV-10075). Similar complaints have been filed concerning more than 300 other IPO’s; all of these cases have been coordinated as In re Initial Public Offering Securities Litigation, 21 MC 92. In a negotiated agreement, individual defendants, including all of the individuals named in the complaint filed against the Company, were dismissed without prejudice, subject to a tolling agreement. Issuer and underwriter defendants in these cases filed motions to dismiss and, on February 19, 2003, the Court issued an opinion and order on those motions that dismissed selected claims against certain defendants, including the Rule 10b-5 fraud claims against the Company, leaving only the Section 11 strict liability claims under the Securities Act of 1933 against the Company. A committee of our Board of Directors has approved a settlement proposal made by the plaintiffs. On February 15, 2005, the Court issued an order granting conditional preliminary approval of the settlement. On August 31, 2005, the Court entered an order confirming its preliminary approval of the settlement. On April 24, 2006, the Court held a fairness hearing in connection with the motion for final approval of the settlement. The Court did not issue a ruling on the motion for final approval at the fairness hearing. The settlement remains subject to a number of conditions, including final approval of the Court. . If the settlement is not achieved, the Company will continue to aggressively defend the claims. We do not believe that the outcome of this action will have a material adverse effect on our financial position, results of operations or liquidity; however, litigation is inherently uncertain and we can make no assurance as to the ultimate outcome or effect.

On March 18, 2004, a purported class action complaint was filed in the United States District Court for District of Colorado, entitled Smith v. Quovadx, Inc. et al, Case No. 04-M-0509, against Quovadx, Inc., its former Chief Executive Officer and its former Chief Financial Officer. The complaint alleged violations of Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended, purportedly on behalf of all persons who purchased Quovadx common stock from October 22, 2003 through March 15, 2004. The claims were based upon allegations the Company (i) purportedly overstated its net income and earnings per share during the class period, (ii) purportedly recognized revenue from contracts between the Company and Infotech Networks Group (“Infotech”) prematurely, and (iii) purportedly lacked adequate internal controls and was therefore unable to ascertain the financial condition of the Company. The action sought damages against the defendants in an unspecified amount. Thereafter, eight additional, nearly identical class action complaints were filed in the same court based on the same facts and allegations. Subsequently, all but one of the actions, entitled Heller v. Quovadx, Inc., et al., Case No. 04-M-0665 (OES) (D. Colo.), were dismissed. On June 10, 2004, the plaintiff in Heller filed a first amended complaint, which asserts the same claims as those asserted in the original complaint, and includes allegations regarding the Company’s accounting for certain additional transactions. On September 8, 2004, the court approved the appointment of David Heller as lead plaintiff. On September 29, 2004, the court denied defendants’ motions to dismiss the first amended complaint and approved the appointment of Mr. Heller’s counsel as lead plaintiff’s counsel. On October 14, 2004, the Company and the other defendants filed answers to the first amended complaint, denying allegations of wrongdoing and asserting various affirmative defenses. On April 12, 2005, the court issued an order certifying as a class all persons (except insiders) who purchased or otherwise acquired Quovadx stock on the open market between October 22, 2003 and March 15, 2004. On January 13, 2005, the court entered a scheduling order in the case. In November 2005, the court vacated the January 13, 2005 scheduling order, in anticipation that the court would enter a coordinated scheduling order in conjunction with a scheduling order in Case No. 04-M-1006 (see below). A scheduling conference was held February 24, 2006, at which the court further delayed scheduling for thirty days to allow the parties time to complete settlement negotiations (discussed below). No trial date has been set.

On December 13 and 14, 2005, a voluntary mediation was held among the following parties: plaintiffs in each of the Heller, Special Situations Fund and derivative cases; the Company; the individual director defendants; the former officer defendants; and the various director and officer insurance carriers. As a result of the mediation and subsequent discussions, the parties reached a preliminary understanding to settle the Heller case and the derivative cases. Additionally, the Company reached an understanding with the director and officer insurance carriers for a settlement under the applicable policies. These understandings, including the understanding with the insurance carriers and the former officers, were contingent on material agreements among the parties which were not achieved until late in March 2006. Final agreements among the various parties ultimately were reached and the MOU documenting the settlement with the plaintiffs in the Heller case was executed as of April 4, 2006. Under the terms of the settlement MOU, the plaintiffs will receive $10.0 million in exchange for their release of the Company and the individual defendants, with prejudice, of all claims under Sections 10b and 20(a) of the Securities and Exchange Act of 1934. As of March 31, 2006, the Company accrued $3.0 million as a settlement expense. In April we paid that sum, and our insurance carriers paid $7.0 million, into a settlement fund established by the lead plaintiff’s counsel. The agreement, which excludes claims made under Sections 11 and 15 of the Securities Act of 1933, is subject to approval by the court and the Company can terminate the agreement if more than a certain percentage of class members opt out. The parties are currently negotiating the Stipulation of Settlement, which will be submitted to the court for approval and then to the stockholders.

On March 22, 2004, a stockholder derivative action was filed in the District Court of Colorado, County of Arapahoe, entitled Marcoux v. Brown et al, against the members of the Board of Directors and certain now-former officers of Quovadx alleging breach of fiduciary duty and other violations of state law. The Company is named solely as a nominal defendant against which no recovery is sought. This complaint generally is based on the same facts and circumstances as alleged in the class action complaint discussed above, alleging that the defendants misrepresented Quovadx financial projections and that one of the defendants violated state laws relating to insider trading. The action seeks damages in an unspecified amount against the individual defendants, disgorgement of improper profits and attorney’s fees, among other forms of relief. On or about April 21, 2004, a second, nearly identical stockholder derivative complaint, seeking the same relief, was filed in the United States District Court for the District of Colorado, entitled Thornton v. Brown, et al. On or about May 20, 2004, a third, nearly identical stockholder derivative complaint, seeking the same relief, was filed in the District Court of Colorado, County of Arapahoe, entitled Jaroslawicz v. Brown, et al. The three stockholder derivative actions are now all pending in the Colorado state court. The court has consolidated the three actions into a single consolidated action under In re Quovadx, Inc. Derivative Litigation, and extended the deadline for the filing of a consolidated amended complaint to May 31, 2006. The Company has reached an agreement in principle in the consolidated derivative actions subject to negotiation of detailed settlement documents. Under terms of the agreement, the Company will pay a settlement fee of $575,000 and implement certain corporate governance changes, in exchange for full release of the Company and all individual defendants, with prejudice, of all state law claims. The agreement in principle is subject to final agreement on the governance changes and approval by the court. As of March 31, 2006, we have accrued the anticipated $575,000 settlement expense.

On May 17, 2004, a purported class action complaint was filed in the United States District Court for the District of Colorado, entitled Henderson v. Quovadx, Inc. et al, Case No. 04-M-1006 (OES), against Quovadx, Inc., its now-former Chief Executive Officer, its now-former Chief Financial Officer and its Board of Directors. The complaint alleged violations of Section 11 and Section 15 of the Securities Act of 1933, as amended, purportedly on behalf of all former stockholders of Rogue Wave Software, Inc. who acquired Quovadx common stock in connection with the Company’s exchange offer effective December 19, 2003. The claims are based upon the same theories and allegations as asserted in the Section 10(b) class action described above. The court denied plaintiff’s motion to consolidate this Section 11 action with the Section 10(b) cases. On July 14, 2004, the Company and outside director defendants filed an answer to the complaint, denying allegations of wrongdoing and asserting various affirmative defenses. On October 4, 2004, the Company’s former CEO and CFO filed an answer to the complaint, denying allegations of wrongdoing and asserting various affirmative defenses. On June 29, 2005, the court appointed the Special Situations Fund III, L.P. (“SSF”), and three other related funds (collectively, “Plaintiffs”) as lead plaintiffs. On July 26, 2005, Plaintiffs filed an amended complaint, under the caption Special Situations Fund III, L.P., et al. v. Quovadx, Inc., et al., Case No. 04-M-1006 (“Special Situations Fund”). The amended complaint asserts the same claims as those asserted in the original complaint, and includes an additional allegation that the Infotech revenue was falsely recognized as part of a fraud to inflate Quovadx’ stock price for the Rogue Wave acquisition. On August 1, 2005, the court approved the appointment of SSF’s counsel as lead plaintiffs’ counsel. On August 23, 2005, the Company and outside director defendants filed an answer to the amended complaint, denying allegations of wrongdoing and asserting various affirmative defenses. On August 25, 2005, the Company’s former CEO and CFO filed an answer to the amended complaint, denying allegations of wrongdoing and asserting various affirmative defenses. On December 1, 2005, Plaintiffs filed a motion for partial summary judgment on the issue of liability under Section 11. On December 23, 2005, Plaintiffs filed a motion to dismiss without prejudice the individual defendants, and all defendants have indicated to the court they do not oppose this motion to dismiss the individual defendants. On January 11, 2006, the Company filed a statement of non-opposition to Plaintiffs’ motion for partial summary judgment, conceding that the subsequently restated third quarter 2003 financial statements incorporated by reference in the S-4 Registration Statement established prima facie liability for the Company to the plaintiff class under Section 11. On February 24, 2006, the court held a scheduling conference. Pursuant to the court’s instruction at that conference, counsel for all parties are in the process of agreeing upon a proposed scheduling order, and preparing notice to the class members. Because the parties have not yet conducted discovery on, or completed expert analysis of, issues regarding damages and causation, it is not yet possible for us to quantify the amount of damages in this action.

As part of preliminary settlement negotiations, on March 16, 2006, the Company made a formal offer to the Plaintiffs to settle the case for $3,300,000. Accordingly, the Company has accrued this amount as an expense in its first quarter results of operations. The Company believes that, if settlement negotiations continue, $3,300,000 represents a reasonable estimate of minimum liability for the Company. It is possible the Company’s liability in a negotiated settlement could materially exceed that amount. The plaintiffs’ current settlement demand is $13,500,000. If the parties do not settle this matter, the case will continue towards trial, in which case the Company would be unable to reasonably estimate its potential liability given the inherent risks and unpredictability associated with a trial. Due to the nature of the Section 11 claim made in this lawsuit and the settlement with the insurance carriers in the Heller class action, we do not believe any insurance proceeds would be available for defense costs or for settlement expenses in any settlement of this action.

On April 12, 2004, the Company announced that the Securities and Exchange Commission (“SEC”) had notified the Company that its previously announced informal inquiry has become a formal investigation pursuant to an “Order Directing Private Investigation and Designating Officers to Take Testimony.” The SEC is investigating transactions entered into during the third quarter of 2002 and transactions entered into during 2003 including two distributor contracts totaling approximately $1 million and transactions between Quovadx and Infotech. The investigation is continuing, and the Company continues to cooperate.

The Company is engaged from time to time in routine litigation that arises in the ordinary course of our business.

Item 6.	Exhibits

(a) Exhibit Index.  The following exhibits are included herein:

Exhibit
Number		Description of Document

10	.1*	Memorandum of Understanding, dated April 4, 2006, by and among representatives of the lead plaintiff, the Company and the individual defendants in Heller v. Quovadx et al.
31.1		Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2		Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
32	.1**	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(b) and Rule 15d-14(b), promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.
32	.2**	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(b) and Rule 15d-14(b), promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.

*	Confidential treatment has been requested with respect to certain portions of this exhibit.

**	This certification is furnished to, but not filed, with the Commission. This certification shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized, on the 27th day of April 2006.

QUOVADX, INC.

By:	/s/ Harvey A. Wagner
Harvey A. Wagner
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Matthew T. Pullam
Matthew T. Pullam
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

By:	/s/ Juan C. Perez
Juan C. Perez
Vice President, Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number		Description of Document

10	.1*	Memorandum of Understanding, dated April 4, 2006, by and among representatives of the lead plaintiff, the Company and the individual defendants in Heller v. Quovadx et al.
31.1		Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2		Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
32	.1**	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(b) and Rule 15d-14(b), promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.
32	.2**	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(b) and Rule 15d-14(b), promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.

*	Confidential treatment has been requested with respect to certain portions of this exhibit.

**	This certification is furnished to, but not filed, with the Commission. This certification shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Registrant specifically incorporates it by reference.