Form 10-Q
period 2006-06-30
QUOVADX INC
filed 2006-07-28
CIK 1094561

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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

At July 24, 2006, 42,182,280 shares of common stock were outstanding.

QUOVADX, INC.

PART I FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

QUOVADX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2006	2005
	(Unaudited)
	(In thousands, except for share and per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$13,923	$17,806
Short-term investments	15,225	14,850
Accounts receivable, net of allowance of $477 and $462, respectively	12,726	14,122
Unbilled accounts receivable	1,083	720
Prepaids and other	2,012	1,771

Total current assets	44,969	49,269
Property and equipment, net	4,226	3,220
Software, net	6,899	7,409
Other intangible assets, net	11,943	13,862
Goodwill	46,724	46,724
Restricted cash	134	175
Other assets	362	484

Total assets	$115,257	$121,143

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,772	$3,383
Accrued liabilities	12,812	11,175
Deferred revenue	17,799	17,601

Total current liabilities	33,383	32,159
Other long term liabilities	695	797

Total liabilities	34,078	32,956

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value; 100,000,000 authorized and 42,181,242 and 41,641,606 shares issued and outstanding, respectively	422	416
Accumulated other comprehensive income (loss)	610	(199)
Additional paid-in capital	273,513	272,260
Accumulated deficit	(193,366)	(184,290)

Total stockholders’ equity	81,179	88,187

Total liabilities and stockholders’ equity	$115,257	$121,143

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUOVADX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Unaudited)
	(In thousands, except for per share amounts)

Revenue:
Software licenses	$8,022	$7,089	$15,050	$14,074
Professional services	2,715	3,447	5,660	7,086
Recurring services	9,972	9,963	20,376	20,115

Total revenue	20,709	20,499	41,086	41,275
Cost of revenue:
Software licenses	2,049	2,229	3,936	4,420
Professional services	1,676	2,666	3,482	5,133
Recurring services	4,842	4,117	9,904	8,787

Total cost of revenue	8,567	9,012	17,322	18,340

Gross profit	12,142	11,487	23,764	22,935

Operating expenses:
Sales and marketing	5,433	4,038	10,250	8,420
General and administrative	4,416	3,504	15,957	8,229
Research and development	2,648	3,137	5,051	6,107
Amortization of acquired intangibles assets	956	963	1,919	1,925

Total operating expenses	13,453	11,642	33,177	24,681

Loss from operations	(1,311)	(155)	(9,413)	(1,746)
Other income (expense), net	(92)	(54)	(101)	96
Interest income, net	230	199	622	204

Loss before income taxes and cumulative effect of accounting change	(1,173)	(10)	(8,892)	(1,446)
Income tax expense	137	80	195	153

Loss before cumulative effect of accounting change	(1,310)	(90)	(9,087)	(1,599)
Cumulative effect of accounting change	—	—	11	—

Net loss	$(1,310)	$(90)	$(9,076)	$(1,599)

Net loss before cumulative effect of accounting change per common share — basic and diluted	$(0.03)	$(0.00)	$(0.22)	$(0.04)
Cumulative effect of accounting change — basic and diluted	—	—	0.00	—

Net loss per common share — basic and diluted	$(0.03)	$(0.00)	$(0.22)	$(0.04)

Weighted average common shares outstanding — basic and diluted	41,550	40,834	41,498	40,691

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUOVADX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
		(Unaudited)
		(In thousands)

Cash flows from operating activities
Net loss	$(1,310)	$(90)	$(9,076)	$(1,599)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,978	2,071	3,764	4,019
Amortization of acquired intangibles	956	962	1,919	1,925
Share based compensation	535	89	1,022	158
Amortization of deferred compensation	—	8	—	21
Provision (recovery) for losses on accounts receivable	(29)	(212)	30	(310)
Change in assets and liabilities:
Accounts receivable	(100)	530	1,550	1,394
Unbilled accounts receivable	162	222	(363)	239
Prepaids and other	131	29	13	(516)
Accounts payable	(1,867)	(1,821)	(620)	(1,360)
Accrued liabilities	(3,030)	(83)	1,476	180
Deferred revenue	(238)	(817)	22	(934)

Net cash provided by (used in) operating activities	(2,812)	888	(263)	3,217

Cash flows from investing activities
Purchase of property and equipment	(596)	(79)	(2,097)	(506)
Capitalized software	(1,125)	(183)	(2,210)	(299)
Purchases of short-term investments	(9,325)	(75)	(30,470)	(100)
Sales of short-term investments	11,263	—	30,095	—

Net cash provided by (used in) investing activities	217	(337)	(4,682)	(905)

Cash flows from financing activities
Proceeds from issuance of common stock	229	556	258	655

Net cash provided by financing activities	229	556	258	655

Effect of foreign exchange rate changes on cash	648	(559)	804	(750)

Net increase (decrease) in cash and cash equivalents	(1,718)	548	(3,883)	2,217
Cash and cash equivalents at beginning of period	15,641	20,491	17,806	18,822

Cash and cash equivalents at end of period	$13,923	$21,039	$13,923	$21,039

Supplemental Disclosure of Non-Cash Investing Activity
Retirement of fixed assets — cost	$8,766	$—	$10,728	$—
Retirement of fixed assets — accumulated depreciation	(8,716)	—	(10,659)	—

Net retirement of fixed assets	$50	$—	$69	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUOVADX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

QUOVADX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.	Interim Financial Statements

The accompanying condensed consolidated financial statements of Quovadx, Inc. (“Quovadx,” the “Company,” the “Registrant,” “we” or “us”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures are adequate to make the information presented not misleading. The unaudited financial statements have been prepared on the same basis as our annual financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for a fair presentation in accordance with U.S. generally accepted accounting principles. The results for the three and six months ended June 30, 2006 are not necessarily indicative of the results expected for the full year. These financial statements should be read in conjunction with the audited financial statements and accompanying notes included in our Annual Report on Form 10-K, for the year ended December 31, 2005.

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

2.	Critical Accounting Policies and New Accounting Standards

Critical Accounting Policies

We continue to follow the accounting policies disclosed in the consolidated financial statements included in our 2005 Form 10-K filed with the Securities and Exchange Commission, and have expanded our revenue recognition accounting policies to include the following policy on revenue from third party resellers.

The Company has distribution contracts with third party resellers. The Company relies upon the resellers to report sales of licenses accurately and timely. Third party resellers may not report sales to the Company in a timely manner or the reports may later be found by the Company to be inaccurate. In these instances, the Company recognizes revenue in the period the sales are initially reported or later accurately reported to the Company, provided all revenue recognition criteria have been met.

New Accounting Standards

In June 2006 the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is required to adopt FIN 48 beginning in 2007. We do not expect the adoption of FIN 48 to have a material impact on our consolidated financial condition or results of operations.

3.	Share Based Compensation

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions. The expected life selected for options granted represents the period of time that the options are expected to be outstanding based on historical data of option holder exercises and termination behavior. There have been few exercises of stock options in the past four years and consequently we have limited historical exercise data. As a result it is difficult to estimate the expected option term. Volatility is based upon historical volatility of the Company’s monthly stock closing prices over a period equal to the expected life of each option grant, excluding May 14, 2004 to August 24, 2004, the period during which NASDAQ was considering delisting our stock. The risk-free interest rate was selected based on yields from U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of the options being valued. The Company historically has not paid dividends.

	Second	Year Ended
	Quarter 2006	December 31, 2005

Risk free interest rate	4.84%	4.17%
Volatility factor	83.30%	106.00%
Weighted average estimated option term in years	6.50	7.50

As a result of adopting SFAS No. 123R, the Company recorded pretax compensation expense of $0.5 million and $1.0 million for the three and six months ended June 30, 2006, respectively. Share based compensation is included with the related salary expense in cost of revenue, sales and marketing, general and administrative, and research and development expenses. The Company has recorded a full valuation allowance on its deferred tax assets, therefore no tax benefit is recognized for the three and six months ended June 30, 2006.

Prior to adoption of SFAS No 123R, the cancellation of stock options was accounted for based on actual cancellations during the reporting period. Under SFAS No. 123R, the Company is required to estimate forfeitures. This change in accounting estimate had a cumulative effect of an $11,000 benefit, which was recorded in the first quarter of 2006. The cumulative effect represents the difference between the compensation cost previously reported and the amount of compensation cost that would have been recognized had the Company been estimating forfeitures since the date of grant.

At June 30, 2006, the Company had two stock option plans and one employee stock purchase plan. On April 20, 2006, the Board of Directors approved the 2006 Equity Incentive Plan (“2006 Plan”) and on June 22, 2006, the stockholders approved the 2006 Plan with the number of shares subject to the 2006 Plan set at 8,579,000 shares. The 2006 Plan was amended on July 21, 2006 to reduce that number to 8,374,154. The 2006 Plan is an amendment and restatement of the Company’s 1997 Stock Plan and 2000 Nonstatutory Stock Option Plan (“Prior Plans”). Effective June 22, 2006, all options and unvested restricted stock outstanding under the Prior Plans automatically became subject to the 2006 Plan, and no further stock awards may be granted under the Prior Plans. The 2006 Plan has a term of ten years, unless sooner terminated. The 2006 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards, performance cash awards and other forms of equity compensation to employees, directors and consultants. Stock options are granted with an exercise price not less than fair market value of the common stock on the date of the grant. Vesting schedules for these grants under the 2006 Plan are specified at the time of grant, and range from one year to four years. The options generally expire seven to ten years after the date of grant. At June 30, 2006, there were 2,541,676 shares available for grant under the 2006 Plan after giving affect to the amendment effected on July 1, 2006.

The Company’s board of directors adopted a 1999 Director Option Plan in October 1999 (the “Director Plan”). The Director Plan has a term of ten years, unless sooner terminated. Members of the board of directors who are not employees of Quovadx are eligible to participate in the Director Plan. Non-employee directors are automatically granted options to purchase shares of common stock each year on the date of our annual stockholder’s meeting. Options granted under the Director Plan vest one year after the date of grant and expire ten years after the date of grant. On July 21, 2006 the board of directors amended the Director Plan to eliminate its evergreen provision, which provided for an automatic annual increase of 200,000 shares available for grant, and to reduce the shares available for future grants to 500,000 effective July 1, 2006.

In October 1999, the board of directors adopted an employee stock purchase plan (the “ESPP”), which became effective immediately on the effective date of our initial public offering. On September 14, 2005, the board of directors amended the ESPP effective for all offering periods commencing after October 1, 2005 in response to the implementation of SFAS No. 123R. The price that employees pay for the stock purchased is equal to 90% of the market price of the common stock on the last trading day of the respective offering period. The 10% discount is recorded as compensation expense ratably over the contribution period. The ESPP provides for two six-month offering periods each year, ending on April 30 and October 31, respectively. On July 21, 2006, the board of directors eliminated an evergreen provision in the ESPP which provided for an automatic annual increase of 500,000 shares available for purchase, and reduced the shares available for future purchase to 500,000 effective July 1, 2006.

The following table summarizes the total stock options outstanding.

			Weighted Average	Aggregate
			Remaining	Intrinsic
	Number of	Weighted Average	Contractual	Value
	Shares	Exercise Price	Life (Years)	(in thousands)

Options outstanding, December 31, 2005	5,683,472	$3.81
Options granted	354,500	2.82
Less: options exercised	(81,648)	1.45
Less: options cancelled	(122,595)	3.17

Options outstanding, June 30, 2006	5,833,729	$3.79	7.1	$2,515

Vested	5,477,620	$3.87	0.2	$2,425

Exercisable at June 30, 2006	4,151,407	$4.39	6.8	$1,769

The weighted average fair value per option at the date of grant for options granted in the first six months of 2006 and 2005 was $2.05 and $2.49, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2006 and 2005 was $101,776 and $70,656, respectively. Intrinsic value is defined as the excess of the market value over the option exercise price for all option shares that are in the money.

On September 14, 2005, the Compensation Committee of the Board of Directors approved, effective October 1, 2005, the acceleration of vesting for “underwater” unvested stock options held by current employees, including executive officers. A stock option was considered “underwater” if the option exercise price was greater than $3.00 per share. The decision to accelerate vesting of these underwater stock options was made primarily to avoid recognizing compensation expense in future financial statements upon the adoption SFAS No. 123R. The aggregate estimated compensation expense associated with these accelerated options that would have been recognized in the Company’s income statements after adoption of SFAS No. 123R by the Company, had the acceleration not occurred, totaled $1.0 million, which was included in the proforma net loss in 2005.

Restricted stock awards granted prior to June 30, 2006 require no payment from the employee and the related compensation cost is valued based on the market price on the grant date and is expensed equally over the vesting period, generally four years. The following table summarizes the restricted share unit awards.

			Weighted Average
			Remaining
		Weighted Average	Contractual
	Units	Grant Date Fair Value	Life (Years)

Unvested restricted stock awards at December 31, 2005	223,132	$2.86
Granted	408,500	2.80
Vested	(73,596)	2.79
Cancelled	—	—

Unvested restricted stock awards at June 30, 2006	558,036	$2.83	1.72

As of June 30, 2006, there was $3.3 million of unrecognized compensation costs related to unvested share based compensation agreements granted under the Company’s plans, including stock options and restricted stock awards.

Prior to adoption, the Company accounted for stock-based compensation arrangements using the intrinsic value method under the provisions of Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Under this method, stock compensation was recognized to the extent that the exercise price is less than the market price for the underlying stock on the date of grant. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,“ to stock-based employee compensation. SFAS No. 123R requires the Company to present proforma information for periods prior to the adoption as if it had accounted for all stock-based compensation under the fair value method. Had compensation costs under the Company’s stock option plans been recorded last year, the effect on the Company’s net loss and earnings per share would have been as follows:

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
	(In thousands, except per
	share amounts)

Net loss:
As reported	$(90)	$(1,599)
Plus: stock based compensation under intrinsic value method	97	179
Less: stock based compensation (charge)/recovery under fair value method	(903)	(1,849)

Pro forma net loss	$(896)	$(3,269)

Net loss per common share:
As reported	$(0.00)	$(0.04)
Pro forma	$(0.02)	$(0.08)

4.	Net Loss per Common Share

Net loss per common share (“EPS”) is calculated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share.” Under the provisions of SFAS No. 128, basic EPS is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if stock options were exercised, resulting in the issuance of common stock that would share in the earnings of the Company. Potential dilution of the stock options exercisable into common stock is computed using the treasury stock method based on the average fair market value of the stock. As the Company has a net loss, the effect of all common stock equivalents is excluded from the computation of diluted EPS since their effect would decrease the loss per share. The diluted weighted average common shares calculation for the six months ended June 30, 2006 and 2005 excludes 1,701,255 and 1,620,812 options and unvested restricted stock awards, respectively, to purchase common stock because their effect would have been anti-dilutive under the treasury stock method.

5.	Segment Information

Segment information has been prepared in accordance with FASB SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The Company defines operating segments as components of an enterprise for which discrete financial information is available and is reviewed regularly by the chief operating decision-maker and decision-making group, to evaluate performance and make operating decisions. A breakout of certain assets and capital expenditures by segment is provided to the chief operating decision-maker and decision-making group. Accounting policies of the segments are the same as those described in the summary of significant accounting policies.

The Company’s operations consist of three operating divisions and a corporate unit; the Integration Solutions division (“ISD”), which offers private and public healthcare organizations interoperability solutions for clinical and financial integration, the CareScience division, which provides care management and analytical solutions to hospitals and health systems, and the Rogue Wave Software division, which provides reusable software components and services to professional developers for enterprise-class application development.

Segment information for the three operating divisions and the Corporate unit for the three and six months ended June 30, 2006 and 2005 is as follows:

	ISD		CareScience		Rogue Wave		Corporate		Total
Three Months Ended June 30,	2006	2005	2006	2005	2006	2005	2006	2005	2006	2005

Revenue:
Software license	$1,866	$1,641	$1,625	$1,317	$4,531	$4,131			$8,022	$7,089
Professional services	1,003	1,511	1,518	1,593	194	343			2,715	3,447
Recurring services	6,171	6,029	809	974	2,992	2,960			9,972	9,963

Total revenue	9,040	9,181	3,952	3,884	7,717	7,434			20,709	20,499
Cost of revenue:
Software license	890	1,060	700	761	459	408			2,049	2,229
Professional services	817	1,877	594	590	265	199			1,676	2,666
Recurring services	3,656	2,955	936	932	250	230			4,842	4,117

Total cost of revenue	5,363	5,892	2,230	2,283	974	837			8,567	9,012

Gross profit	3,677	3,289	1,722	1,601	6,743	6,597			12,142	11,487
Operating expenses	3,253	2,945	1,853	1,383	4,237	4,039	4,110	3,275	13,453	11,642

Income(loss) from operations	$424	$344	$(131)	$218	$2,506	$2,558	$(4,110)	$(3,275)	(1,311)	(155)

Other income, net									(92)	(54)
Interest income, net									230	199

Loss before income taxes									(1,173)	(10)
Income tax expense									137	80

Net loss									$(1,310)	$(90)

	ISD		CareScience		Rogue Wave		Corporate		Total
Six Months Ended June 30,	2006	2005	2006	2005	2006	2005	2006	2005	2006	2005

Revenue:
Software license	$3,850	$3,651	$3,123	$2,626	$8,077	$7,797			$15,050	$14,074
Professional services	2,167	3,448	3,144	3,038	349	600			5,660	7,086
Recurring services	12,820	11,881	1,687	2,250	5,869	5,984			20,376	20,115

Total revenue	18,837	18,980	7,954	7,914	14,295	14,381			41,086	41,275
Cost of revenue:
Software license	1,782	2,033	1,292	1,461	862	926			3,936	4,420
Professional services	1,858	3,516	1,143	1,241	481	376			3,482	5,133
Recurring services	7,703	6,327	1,697	1,940	504	520			9,904	8,787

Total cost of revenue	11,343	11,876	4,132	4,642	1,847	1,822			17,322	18,340

Gross profit	7,494	7,104	3,822	3,272	12,448	12,559			23,764	22,935
Operating expenses	6,691	6,133	3,374	3,104	7,703	7,796	15,409	7,648	33,177	24,681

Income(loss) from operations	$803	$971	$448	$168	$4,745	$4,763	$(15,409)	$(7,648)	(9,413)	(1,746)

Other income, net									(101)	96
Interest income, net									622	204

Loss before income taxes and cumulative effect of accounting change									(8,892)	(1,446)
Income tax expense									195	153

Loss before cumulative effect of accounting change									(9,087)	(1,599)

Cumulative effect of accounting change									11	—

Net loss									$(9,076)	$(1,599)

Software capitalization by division for the three and six months ended June 30, 2006 and 2005 was as follows:

	ISD		CareScience		Rogue Wave		Total
	2006	2005	2006	2005	2006	2005	2006	2005

Software capitalized
Three months ended March 31	$331	$116	$149	$—	$605	$—	$1,085	$116
Three months ended June 30	440	183	224	—	460	—	1,124	183

Six months ended June 30	$771	$299	$373	$—	$1,065	$—	$2,209	$299

6.	Other Intangible Assets

Amortizable intangible assets recognized in the Company’s acquisitions are being amortized over their estimated useful lives. Customer base assets are amortized over a weighted average life of 6.5 years. Trade names are amortized over 5 years and other intangibles are amortized over 5 to 8 years. Amortization expense related to intangible assets was $1.0 million for the three month periods ended June 30, 2006 and 2005, and $1.9 million for the six month periods ended June 30, 2006 and 2005. The following table provides information relating to the Company’s intangible assets as of June 30, 2006 and December 31, 2005 (in thousands):

	June 30, 2006			December 31, 2005
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value

Customer base	$22,496	$(10,816)	$11,680	$22,496	$(8,982)	$13,514
Trade name	559	(296)	263	559	(243)	316
Other	2,178	(2,178)	—	2,178	(2,146)	32

	$25,233	$(13,290)	$11,943	$25,233	$(11,371)	$13,862

7.	Software

The following table provides information relating to the Company’s capitalized and acquired software as of June 30, 2006 and December 31, 2005 (in thousands):

	June 30, 2006			December 31, 2005
		Accumulated			Accumulated
	Cost	Amortization	Total	Cost	Amortization	Total

Acquired software	$27,098	$(23,921)	$3,177	$27,098	(21,612)	$5,486
Capitalized software	11,261	(7,539)	3,722	9,051	(7,128)	1,923

Total	$38,359	$(31,460)	$6,899	$36,149	$(28,740)	$7,409

Capitalized software development costs are amortized on a straight-line basis over an estimated useful life, which is generally three years. Capitalized software acquired through business combinations is amortized on a straight line basis over an estimated useful life which is generally three or five years. Amortization expense related to capitalized software assets was $1.4 million and $1.5 million for the three months ended June 30, 2006 and 2005, respectively, and $2.7 million and $2.9 million for the six months ended June 30, 2006 and 2005, respectively. Total capitalized software costs for the three months ended June 30, 2006 and 2005 were $1.1 million and $0.2 million, respectively, and $2.2 million and $0.3 million for the six months ended June 30, 2006 and 2005, respectively.

8.	Fixed Asset Reconciliation

During the second quarter we conducted a physical inventory of fixed assets. A physical inventory had not been conducted since the acquisition of the CareScience and Rogue Wave Software divisions at the end of 2003. As a result of the inventory, assets with original acquisition cost of $8.8 million and remaining net book value of $50,000 were retired and the expense recorded in the second quarter of 2006. The majority of the assets retired were originally placed in service at least five years prior to June 30, 2006.

9.	Comprehensive Loss

Total comprehensive loss for the three and six months ended June 30, 2006 and 2005 was as follows:

			Six Months
	Three Months Ended		Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In thousands)

Net loss	$(1,310)	$(90)	$(9,076)	$(1,599)
Other comprehensive income (loss)	669	(470)	809	(508)

Comprehensive loss	$(641)	$(560)	$(8,267)	$(2,107)

During the three and six months ended June 30, 2006 and 2005, comprehensive income and loss included changes in foreign currency translation. The foreign currency translation amounts primarily relate to cash and cash equivalent instruments held in our subsidiaries in Europe.

10.	Commitments and Contingencies

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

On March 18, 2004, a purported class action complaint was filed in the United States District Court for District of Colorado, entitled Smith v. Quovadx, Inc. et al, Case No. 04-M-0509, against Quovadx, Inc., its former Chief Executive Officer and its former Chief Financial Officer. The complaint alleged violations of Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended, purportedly on behalf of all persons who purchased Quovadx common stock from October 22, 2003 through March 15, 2004. The claims were based upon allegations the Company (i) purportedly overstated its net income and earnings per share during the class period, (ii) purportedly recognized revenue from contracts between the Company and Infotech Networks Group (“Infotech”) prematurely, and (iii) purportedly lacked adequate internal controls and was therefore unable to ascertain the financial condition of the Company. The action sought damages against the defendants in an unspecified amount. Thereafter, eight additional, nearly identical class action complaints were filed in the same court based on the same facts and allegations. Subsequently, all but one of the actions, entitled Heller v. Quovadx, Inc., et al., Case No. 04-M-0665 (OES) (D. Colo.), were dismissed. On June 10, 2004, the plaintiff in Heller filed a first amended complaint, which asserts the same claims as those asserted in the original complaint, and includes allegations regarding the Company’s accounting for certain additional transactions. On September 8, 2004, the court approved the appointment of David Heller as lead plaintiff. On September 29, 2004, the court denied defendants’ motions to dismiss the first amended complaint and approved the appointment of Mr. Heller’s counsel as lead plaintiff’s counsel. On October 14, 2004, the Company and the other defendants filed answers to the first amended complaint, denying allegations of wrongdoing and asserting various affirmative defenses. On April 12, 2005, the court issued an order certifying as a class all persons (except insiders) who purchased or otherwise acquired Quovadx stock on the open market between October 22, 2003 and March 15, 2004. On January 13, 2005, the court entered a scheduling order in the case. In November 2005, the court vacated the January 13, 2005 scheduling order, in anticipation that the court would enter a coordinated scheduling order in conjunction with a scheduling order in Case No. 04-M-1006 (see below). A scheduling conference was held February 24, 2006, at which the court further delayed scheduling to allow the parties time to complete settlement negotiations (discussed below). No trial date has been set.

On December 13 and 14, 2005, a voluntary mediation was held among the following parties: plaintiffs in each of the Heller, Special Situations Fund and derivative cases; the Company; the individual director defendants; the former officer defendants; and the various director and officer insurance carriers. As a result of the mediation and subsequent discussions, the parties reached a preliminary understanding to settle the Heller case and the derivative cases. Additionally, the Company reached an understanding with the director and officer insurance carriers for a settlement under the applicable policies. These understandings, including the understanding with the insurance carriers and the former officers, were contingent on material agreements among the parties which were not achieved until late in March 2006. Final agreements among the various parties ultimately were reached and the MOU documenting the settlement with the plaintiffs in the Heller case was executed as of April 4, 2006. Under the terms of the settlement MOU, the plaintiffs will receive $10.0 million in exchange for their release of the Company and the individual defendants, with prejudice, of all claims under Sections 10b and 20(a) of the Securities and Exchange Act of 1934. As of March 31, 2006, the Company accrued $3.0 million as a settlement expense. In April we paid that sum, and our insurance carriers paid $7.0 million, into a settlement fund established by the lead plaintiff’s counsel. The agreement, which excludes claims made under Sections 11 and 15 of the Securities Act of 1933, is subject to approval by the court and the Company can terminate the agreement if more than a certain percentage of class members opt out. On July 25, 2006, the parties executed the Stipulation of Settlement, which will be submitted to the court for approval and then to the stockholders.

On March 22, 2004, a stockholder derivative action was filed in the District Court of Colorado, County of Arapahoe, entitled Marcoux v. Brown et al, against the members of the Board of Directors and certain now-former officers of Quovadx alleging breach of fiduciary duty and other violations of state law. The Company is named solely as a nominal defendant against which no recovery is sought. This complaint generally is based on similar facts and circumstances as alleged in the class action complaint discussed above, alleging that the defendants misrepresented Quovadx financial projections and that one of the defendants violated state laws relating to insider trading. The action seeks damages in an unspecified amount against the individual defendants, disgorgement of improper profits and attorney’s fees, among other forms of relief. On or about April 21, 2004, a second, nearly identical stockholder derivative complaint, seeking the same relief, was filed in the United States District Court for the District of Colorado, entitled Thornton v. Brown, et al. On or about May 20, 2004, a third, nearly identical stockholder derivative complaint, seeking the same relief, was filed in the District Court of Colorado, County of Arapahoe, entitled Jaroslawicz v. Brown, et al. The three stockholder derivative actions are now all pending in the Colorado state court. The court has consolidated the three actions into a single consolidated action under In re Quovadx, Inc. Derivative Litigation. The parties to the action have executed a stipulation of settlement, which is subject to court approval. Under the terms of the agreement, the Company will pay a settlement fee of $575,000 and implement certain corporate governance changes, in exchange for full release of the Company and all individual defendants, with prejudice, of all state law claims. The agreement in principle is subject to final agreement on the governance changes and approval by the court. As of March 31, 2006, we have accrued the anticipated $575,000 settlement expense.

On May 17, 2004, a purported class action complaint was filed in the United States District Court for the District of Colorado, entitled Henderson v. Quovadx, Inc. et al, Case No. 04-M-1006 (OES), against Quovadx, Inc., its now-former Chief Executive Officer, its now-former Chief Financial Officer and its Board of Directors. The complaint alleged violations of Section 11 and Section 15 of the Securities Act of 1933, as amended, purportedly on behalf of all former stockholders of Rogue Wave Software, Inc. who acquired Quovadx common stock in connection with the Company’s exchange offer effective December 19, 2003. The claims are based upon similar theories and allegations as asserted in the Section 10(b) class action described above. The court denied plaintiff’s motion to consolidate this Section 11 action with the Section 10(b) cases. On July 14, 2004, the Company and outside director defendants filed an answer to the complaint, denying allegations of wrongdoing and asserting various affirmative defenses. On October 4, 2004, the Company’s former CEO and CFO filed an answer to the complaint, denying allegations of wrongdoing and asserting various affirmative defenses. On June 29, 2005, the court appointed the Special Situations Fund III, L.P. (“SSF”), and three other related funds (collectively, “Plaintiffs”) as lead plaintiffs. On July 26, 2005, Plaintiffs filed an amended complaint, under the caption Special Situations Fund III, L.P., et al. v. Quovadx, Inc., et al., Case No. 04-M-1006 (“Special Situations Fund”). The amended complaint asserts the same claims as those asserted in the original complaint, and includes an additional allegation that the Infotech revenue was falsely recognized as part of a fraud to inflate Quovadx’ stock price for the Rogue Wave acquisition. On August 1, 2005, the court approved the appointment of SSF’s counsel as lead plaintiffs’ counsel. On August 23, 2005, the Company and outside director defendants filed an answer to the amended complaint, denying allegations of wrongdoing and asserting various affirmative defenses. On August 25, 2005, the Company’s former CEO and CFO filed an answer to the amended complaint, denying allegations of wrongdoing and asserting various affirmative defenses. On December 1, 2005, Plaintiffs filed a motion for partial summary judgment on the issue of liability under Section 11. On December 23, 2005, Plaintiffs filed a motion to dismiss without prejudice the individual defendants, and all defendants have indicated to the court they do not oppose this motion to dismiss the individual defendants. On January 11, 2006, the Company filed a statement of non-opposition to Plaintiffs’ motion for partial summary judgment, conceding that the subsequently restated third quarter 2003 financial statements incorporated by reference in the S-4 Registration Statement established prima facie liability for the Company to the plaintiff class under Section 11. On May 30, 2006, the court dismissed without prejudice the claims against the individual defendants, leaving the Company as the sole remaining defendant in the litigation. Although the Company has admitted liability with respect to affirmative misstatements in the S-4 Registration Statement, Plaintiffs filed a motion for partial summary judgment on May 26, 2006, seeking a separate finding of liability against the Company for alleged material omissions from the Registration Statement. The Company opposed this motion, in a response filed July 24, 2006. On June 29, 2006, the “Notice of Class Action Lawsuit, Dismissal of Individual Defendants and Request for Information to Class Members” was mailed to class members. The purpose of the request for information is to obtain from class members information that will assist the court in determining the proper amount of damages, if any, for which the Company may be liable to them. Pursuant to the court’s order, class members have until August 28, 2006 to respond to the request for information and to request exclusion from the class.

Because the parties have not yet conducted discovery on, or completed expert analysis of, issues regarding damages and causation, it is not yet possible for us to quantify the amount of damages in this action. As part of preliminary settlement negotiations, on March 16, 2006, the Company made a formal offer to the Plaintiffs to settle the case for $3,300,000. Accordingly, the Company has accrued this amount as an expense in its first quarter of 2006 results of operations. The Company believes that, if settlement negotiations continue, $3,300,000 represents a reasonable estimate of minimum liability for the Company. It is possible the Company’s liability in a negotiated settlement could materially exceed that amount. The plaintiffs’ current settlement demand is $13,500,000. If the parties do not settle this matter, the case will be set for trial, in which case the Company would be unable to reasonably estimate its potential damage exposure given the inherent risks and unpredictability associated with a trial. Due to the nature of the Section 11 claim made in this lawsuit and the settlement with the insurance carriers in the Heller class action, we do not believe any insurance proceeds would be available for defense costs, settlement expenses, or judgment, if any, in this action.

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

The Company acquired its WebAccel product from CMI Corporate Marketing, d/b/a Compuflex International (“Compuflex”) in August, 2003. The current President of our Rogue Wave Software division is the sole stockholder of Compuflex. As of December 31, 2005, the Company had paid royalty fees of $0.5 million over two years in accordance with the terms of the purchase agreement. For each of the next three years ending on September 30, 2006, 2007 and 2008, the Company is obligated to pay royalty fees to Compuflex equal to 20 percent of the revenue recognized during the preceding four fiscal quarters from sales of WebAccel software license fees. To date there have been no sales of WebAccel and consequently no royalty fees have been paid.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed financial statements and the related notes that appear elsewhere in this document.

FORWARD-LOOKING STATEMENTS

All statements, trend analysis and other information contained in this Quarterly Report on Form 10-Q of Quovadx, Inc. (“Quovadx,” the “Company,” the “Registrant,” “we” or “us”) and the information incorporated by reference which are not historical in nature are forward-looking statements within the meaning of the Private-Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, discussion relative to markets for our products and trends in revenue, gross margins and anticipated expense levels, as well as other statements including words such as “anticipate,” “believe,” “plan,” “estimate,” “expect” and “intend” and other similar expressions. All statements regarding the Company’s expected financial position and operating results, business strategy, financing plans, and forecast trends relating to our industry are forward-looking statements. These forward-looking statements are subject to business and economic risks and uncertainties, and our actual results of operations may differ materially from those contained in the forward-looking statements. Factors that could cause or contribute to such differences are fully described in our 2005 Annual Report on Form 10-K and updated in Part II, Item 1A. Our risk factors include, but are not limited to, the following:

•	We have historically incurred losses and we may not be able to achieve or sustain profitability.

•	We face risks related to the class action and derivative lawsuits.

•	We face risks related to a formal investigation being conducted by the SEC.

•	We have a contract with a major customer that will terminate in the fourth quarter of 2006. If we do not generate other sources of revenue before this contract terminates, it would adversely affect our future operating results.

•	We operate in an industry with rapidly changing technology and, if we do not successfully modify our products to incorporate new technologies or introduce new products, we may not be able to increase revenue or our revenue may decline.

•	We face increased competition in the marketplace and slower sales cycles that could impact our operations negatively.

•	We face saturated or diminishing markets for some of our key products.

•	A significant portion of our recurring revenue comes from maintenance agreements that require periodic renewals.

•	We have risk in sustaining professional service revenue in our markets.

•	Our Integration Solutions and Rogue Wave Software divisions rely on the effectiveness of channel partners and third-party influencers to help achieve revenue goals. If we fail to maintain and expand these types of relationships, our business may suffer.

•	We rely on third party distributors in our ISD and Rogue Wave Software Divisions to report their sales of our software license products accurately and on a timely basis to us in order to report revenue accurately. If they do not report sales of our products to us accurately and in a timely manner, our ability to properly recognize revenue in the appropriate period may be impacted and we risk fluctuations in our revenues.

•	We risk disruption of our customers’ business during a planned data center relocation.

•	Goodwill, other intangible assets and capitalized software make up a significant portion of our total assets and are subject to recurring tests for impairment. We have a history of recording impairments for these assets and future impairments could adversely affect our operating results.

•	We are exposed to infringement risks.

•	We rely on third parties for technology in our products.

•	Our products may be affected by unknown software defects.

•	We may be unable to recruit and retain key employees who are essential to our operations.

•	We could incur liabilities related to the regulation, use and misuse of information.

•	If security of our customer and patient information were to be compromised, we could be liable for damages and our reputation could suffer.

•	If compliance with government regulation of healthcare becomes more costly and difficult for our customers, we may be unable to increase revenue in our Integration Solutions and CareScience divisions.

•	As we increase our international sales, we become subject to uncertainties in the international marketplace which could adversely affect our operating results.

•	If we do not establish and maintain our brands, our reputation could be adversely affected.

•	The trading price of our common shares has been, and may continue to be volatile.

•	We have implemented anti-takeover provisions that may adversely impact the market price of our common stock.

Overview

Quovadx offers software and services for application and system development, extension, integration and analysis to enterprise customers worldwide. Quovadx is comprised of three operating divisions and a corporate unit: the Integration Solutions division (“ISD”), which offers private and public healthcare organizations interoperability solutions for clinical and financial integration; the CareScience division (“CareScience”), which provides care management and analytical solutions to hospitals and health systems; and the Rogue Wave Software division (“Rogue Wave”), which provides reusable software components and services to professional developers for enterprise-class application development in many different market segments, primarily in the financial services, telecommunication and software industries.

Executive Summary

The following table represents total revenue amounts in thousands and percentages by division (amounts in thousands):

Total Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	Revenue		Percentage		Revenue		Percentage
Division	2006	2005	2006	2005	2006	2005	2006	2005

ISD	$9,040	$9,181	44%	45%	$18,837	$18,980	46%	46%
CareScience	3,952	3,884	19	19	7,954	7,914	19	19
Rogue Wave	7,717	7,434	37	36	14,295	14,381	35	35

Total	$20,709	$20,499	100%	100%	$41,086	$41,275	100%	100%

Total revenue for the second quarter increased $0.2 million compared to the second quarter of 2005. This increase is primarily due to increased sales of product licenses. Revenue decreased $0.2 million for the six months ended June 30, 2006 compared to the same period in 2005. This decrease is primarily attributable to the closing of a large multi-year, fixed-bid contract in the second quarter of 2005 which generated revenue in the first and second quarters of 2005.

The following table represents total net income (loss) from continuing operations by division before allocations of corporate selling, general and administrative, and other income and expenses (amounts in thousands):

Income (Loss) from Operations

	Three Months Ended June 30,		Six Months Ended June 30,
Division	2006	2005	2006	2005

ISD	$424	$344	$803	$971
CareScience	(131)	218	448	168
Rogue Wave	2,506	2,558	4,745	4,763
Corporate	(4,110)	(3,275)	(15,409)	(7,648)

Total loss from operations	$(1,311)	$(155)	$(9,413)	$(1,746)

Net loss from continuing operations of $9.4 million for the six months ended June 30, 2006, increased from the net loss from continuing operations of $1.7 million in the six months ended June 30, 2005. The increase of $7.7 million is primarily due to $6.9 million in legal settlement accruals that were recorded in the first quarter of 2006 associated with class action lawsuits. The increase in net loss from operations for the second quarter of 2006 to $1.3 million from $0.2 million in 2005, is primarily a result of a $0.9 million insurance reimbursement accrued in the second quarter of 2005, increased marketing expenses, and increased commissions, offset by decreases in research and development costs as a result of increase software capitalization.

The $6.9 million in legal accruals recorded in the first quarter of 2006 comprises the following:

•	$3.0 million paid into the plaintiff’s escrow account for the expected settlement of the Section 10(b) lawsuit, Heller v. Quovadx, Inc. et al;

•	$575,000 to settle the derivatives lawsuit; and

•	$3.3 million recorded as an initial estimate to settle the Section 11 lawsuit, Henderson v. Quovadx, Inc. et al.

The $3.3 million to settle the Section 11 lawsuit is an initial estimate and represents the minimum amount that the Company expects to incur should settlement negotiations prove successful. The Plaintiffs in the Section 11 case previously offered to settle for $13.5 million and that amount represents what we believe to be the top end of the estimated settlement range. If the case proceeds towards trial in the event that ongoing settlement negotiations do not progress, the Company is currently unable to reasonably estimate or predict with any reasonable certainty the potential damages that may be awarded or the costs to defend the case through trial and appeal proceedings, none of which are expected to be covered by our existing insurance policies.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company relied on significant estimates in preparing the financial statements, allocating the purchase price of its acquisitions to the assets and liabilities acquired, evaluating the adequacy of the allowance for bad debt, the percentage of completion of fixed priced professional service contracts, calculating share based compensation expense, the recoverability of deferred tax assets and the recoverability of capitalized software costs. Actual results could differ from those estimates. The Company believes that the following accounting policies involve a higher degree of judgment and complexity. A complete list of the Company’s critical accounting policies and estimates is included in our 2005 Annual Report on Form 10-K. There have been no changes to the accounting policies and estimates described in our 2005 Annual Report on Form 10-K except for the following expanded and new accounting policies for 2006.

Revenue Recognition

The Company has distribution contracts with third party resellers. The Company relies upon the resellers to report sales of licenses accurately and timely. Third party resellers may not report sales to the Company in a timely manner or the reports may later be found by the Company to be inaccurate. In these instances, the Company recognizes revenue in the period the sales initially are reported or later accurately reported to the Company, provided all revenue recognition criteria have been met.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions. The expected life selected for options granted represents the period of time that the options are expected to be outstanding based on historical data of option holder exercises and termination behavior. There have been few exercises of stock options in the past four years and consequently we have limited historical exercise data. As a result it is difficult to estimate the expected option term. Volatility is based upon historical volatility of the Company’s monthly stock closing prices over a period equal to the expected life of each option grant, excluding May 14, 2004 to August 24, 2004 the period during which NASDAQ was considering delisting our stock. The risk-free interest rate was selected based on yields from U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of the options being valued. The Company historically has not paid dividends.

		Year Ended
	Second Quarter 2006	December 31, 2005

Risk free interest rate	4.84%	4.17%
Volatility factor	83.30%	106.00%
Expected option term in years	6.50	7.50

New Accounting Standards

In June 2006 the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is required to adopt FIN 48 beginning in 2007. We do not expect the adoption of FIN 48 to have a material impact on our consolidated financial condition or results of operations.

Results of Operations

The following table sets forth the statements of operations for the total company as a percent of total revenue for the three months ended June 30, 2006 and 2005:

	Three Months Ended June 30,
	2006		2005
	$	%	$	%	$ Change

Revenue:
Software licenses	$8,022	39%	$7,089	34%	$933
Professional services	2,715	13	3,447	17	(732)
Recurring services	9,972	48	9,963	49	9

Total revenue	20,709	100	20,499	100	210
Cost of revenue:
Software licenses	2,049	10	2,229	11	(180)
Professional services	1,676	8	2,666	13	(990)
Recurring services	4,842	23	4,117	20	725

Total cost of revenue	8,567	41	9,012	44	(445)

Gross profit	12,142	59	11,487	56	655
Operating expenses:
Sales and marketing	5,433	26	4,038	20	1,395
General and administrative	4,416	21	3,504	17	912
Research and development	2,648	13	3,137	15	(489)
Amortization of acquired intangible assets	956	5	963	5	(7)

Total operating expenses	13,453	65	11,642	57	1,811

Loss from operations	(1,311)	(6)	(155)	(1)	(1,156)
Other income (expense), net	(92)	—	(54)	—	(38)
Interest income, net	230	1	199	1	31

Loss before income taxes	(1,173)	(5)	(10)	(0)	(1,163)
Income tax expense	137	1	80	—	57

Net loss	$(1,310)	(6)%	$(90)	(0)%	$(1,220)

Comparison of the Company’s Results for the Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005.

Total revenue.  Total revenue increased $0.2 million, or 1%, to $20.7 million. Software license revenue increased $0.9 million, or 13%, to $8.0 million. This increase is primarily due to increased sales of product licenses in each of the three divisions. Professional services revenue decreased $0.7 million, or 21%, to $2.7 million, primarily due to lower revenue in ISD resulting from the closing of a large multi-year, fixed-bid contract in the second quarter of 2005 which generated revenue in the first and second quarters of 2005.

Cost of revenue.  Cost of revenue decreased $0.4 million, or 5%, to $8.6 million. Software license costs decreased $0.2 million, or 9%, due to decreased capitalized software amortization expense in ISD as a result of impairing INSURENET® software in 2005. Professional services costs decreased $1.0 million, or 37%, primarily due to decreases in salary and related expenses and contractor expenses as a result of lower staffing levels in ISD from the closing of a large multi-year, fixed-bid contract in the second quarter of 2005. Additionally, facility costs were lower in ISD related to recent office space reductions and relocations that resulted in rent expense savings. Recurring services costs increased $0.7 million or, 17%, to $4.8 million. The increase is attributable to higher third party contracting costs in ISD to complete incremental outsourcing projects in Medical University of South Carolina, (“MUSC”).

Sales and marketing.  Sales and marketing expenses increased $1.4 million, or 34%, to $5.4 million. The increase is primarily related to increases in salary, travel, share based compensation, commissions, and recruiting expenses as we expanded our sales force and launched Rogue Wave® Hydra.

General and administrative.  General and administrative expenses increased $0.9 million, or 26%, to $4.4 million, due to an insurance reimbursement of $0.9 million to cover litigation expenses received in 2005, increases of $0.3 million in legal expenses, $0.3 million in stock based compensation expense due to the implementation of SFAS No. 123R, $0.2 million in bad debt expense as a result of recoveries in 2005, and various other accounts. In total, share based compensation expense for the second quarter of 2006 was $0.5 million. Partially offsetting these increases was a decrease in professional services costs of $0.3 million in the second quarter of 2006 compared to 2005 as a result of lower consulting costs associated with Sarbanes Oxley compliance. Additionally, accounting and auditing expenses decreased by $0.2 million due to higher fees in 2005 for Sarbanes Oxley compliance work.

Research and development.  Research and development expenses decreased $0.5 million, or 16%, to $2.6 million primarily as a result of higher software capitalization costs in 2006 attributable to new product development in all three divisions. Software development capitalization was $1.1 million for the second quarter of 2006 compared to $0.2 million in 2005. Also, facility costs in ISD decreased as a result of expense savings realized through facility consolidation and relocation.

Income tax.  Current income tax expense of $137,000 was recorded for the three months ended June 30, 2006. The income tax expense is primarily a result of taxable income in certain of our international operations where previous NOL’s were not available to offset current period taxable income.

The following table sets forth the statements of operations for the total company as a percent of total revenue for the six months ended June 30, 2006 and 2005:

	Six Months Ended June 30,
	2006		2005
	$	%	$	%	$ Change

Revenue:
Software licenses	$15,050	37%	$14,074	34%	$976
Professional services	5,660	14	7,086	17	(1,426)
Recurring services	20,376	49	20,115	49	261

Total revenue	41,086	100	41,275	100	(189)
Cost of revenue:
Software licenses	3,936	10	4,420	11	(484)
Professional services	3,482	8	5,133	12	(1,651)
Recurring services	9,904	24	8,787	21	1,117

Total cost of revenue	17,322	42	18,340	44	(1,018)

Gross profit	23,764	58	22,935	56	829
Operating expenses:
Sales and marketing	10,250	25	8,420	20	1,830
General and administrative	15,957	39	8,229	20	7,728
Research and development	5,051	12	6,107	15	(1,056)
Amortization of acquired intangible assets	1,919	5	1,925	5	(6)

Total operating expenses	33,177	81	24,681	60	8,496

Loss from operations	(9,413)	(23)	(1,746)	(4)	(7,667)
Other income (expense), net	(101)	—	96	—	(197)
Interest income, net	622	1	204	1	418

Loss before income taxes and cumulative effect of accounting change	(8,892)	(22)	(1,446)	(3)	(7,446)
Income tax expense	195	—	153	1	42

Loss before cumulative effect of accounting change	(9,087)	(22)	(1,599)	(4)	(7,488)
Cumulative effect of accounting change	11	—	—	—	11

Net loss	$(9,076)	(22)%	$(1,599)	(4)%	$(7,477)

Comparison of the Company’s Results for the Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005.

Total revenue.  Total revenue decreased $0.2 million to $41.1 million. License revenue increased $1.0 million, or 7%, to $15.0 million. Software license revenue increased in each of the three divisions. Professional services revenue decreased $1.4 million, or 20%, to $5.7 million, primarily due to lower revenue in ISD resulting from the closing of a large multi-year, fixed-bid contract in the second quarter of 2005. Recurring services revenue increased $0.3 million to $20.4 million. The increase is primarily attributable to higher transaction based services in ISD and additional incremental services provided to MUSC related to specific outsourcing projects in the first and second quarter of 2006. Offsetting this increase was a decrease in recurring revenue in CareScience. The decrease was a result of achieving certain contractual milestone bonus payments in the first quarter of 2005 that generated additional revenue, which were not available in 2006 due to changes in the associated contracts.

Cost of revenue.  Cost of revenue decreased $1.0 million, or 6%, to $17.3 million. Software license costs decreased $0.5 million, or 11%, due to decreased capitalized software amortization expense in ISD as a result of impairing INSURENET® software in 2005, and decreased royalty expenses to a third party in ISD. Professional services costs decreased $1.7 million, or 33%, primarily due to decreases in salary and related expenses as a result of lower staffing levels in ISD resulting from closing of a large multi-year, fixed-bid contract in the second quarter of 2005. Additionally, facility costs were lower in ISD related to recent office space reductions and relocations that resulted in rent expense savings. Recurring services costs increased $1.1 million, or 12%, to $9.9 million. The increase is attributable to higher third party contracting costs in ISD to complete incremental outsourcing projects at MUSC and royalty expense associated with the sale of Identity Services products.

Sales and marketing.  Sales and marketing expenses increased $1.8 million, or 22%, to $10.2 million. The increase is primarily related to increases in salary, travel, share based compensation, commissions, and recruiting expenses as we expanded our sales force and launched Rogue Wave® Hydra.

General and administrative.  General and administrative expenses increased $7.7 million, or 94%, to $16.0 million, due to $6.9 million in legal accruals that were recorded in the first quarter of 2006, an insurance reimbursement of $0.9 million to cover litigation expenses received in 2005, external legal expenses increased $0.3 million, and bad debt expense increased $0.2 million as a result of recoveries in 2005. Additionally, stock based compensation expense increased by $0.6 million due to the implementation of SFAS No. 123R. In total share based compensation expense for the six months ended June 30, 2006 was $1.0 million. Share based compensation is included in each expense category that includes salary expense. Partially offsetting the increases was a decrease in auditing expenses of $0.5 million due to higher fees in the first and second quarter of 2005. Professional services costs also decreased by $0.6 million in the six months ended June 30, 2006 compared to 2005 primarily as a result of lower consulting costs for Sarbanes Oxley compliance.

Research and development.  Research and development expenses decreased $1.1 million, or 17%, to $5.1 million primarily as a result of higher software capitalization costs in 2006 attributable to our new product development in all three divisions. Software development capitalization was $2.2 million for the six months ended June 30, 2006, compared to $0.3 million in 2005. Also, facility costs in ISD decreased as a result of expense savings realized through facility consolidation and relocation. Offsetting these decreases were expenses associated with the hiring of additional staff, primarily in Rogue Wave and ISD to support new product initiatives.

Interest income, net.  Interest income on cash and cash equivalents increased for the six months ended June 30, 2006 over the same period in 2005 primarily due to interest received on a note receivable from a customer. The note receivable was paid in full in the first quarter of 2006.

Income tax.  Current income tax expense of $195,000 was recorded for the six months ended June 30, 2006. The income tax expense is primarily a result of taxable income in certain of our international operations where previous NOL’s were not available to offset current period taxable income.

Results of Division Operations for the Three and Six Months Ended June 30, 2006 Compared to Three and Six Months Ended June, 2005

Integration Solutions Division

The following table sets forth financial data for the three and six months ended June 30, 2006 and 2005
(in thousands):

	Three Months Ended June 30,					Six Months Ended June 30,
	2006		2005			2006		2005
	$	%	$	%	$ Change	$	%	$	%	$ Change

Revenue:
Software licenses	$1,866	21%	$1,641	18%	$225	$3,850	20%	$3,651	19%	$199
Professional services	1,003	11	1,511	16	(508)	2,167	12	3,448	18	(1,281)
Recurring services	6,171	68	6,029	66	142	12,820	68	11,881	63	939

Total revenue	9,040	100	9,181	100	(141)	18,837	100	18,980	100	(143)
Cost of revenue:
Software licenses	890	10	1,060	12	(170)	1,782	9	2,033	11	(251)
Professional services	817	9	1,877	20	(1,060)	1,858	10	3,516	19	(1,658)
Recurring services	3,656	40	2,955	32	701	7,703	41	6,327	33	1,376

Total cost of revenue	5,363	59	5,892	64	(529)	11,343	60	11,876	63	(533)

Gross profit	3,677	41	3,289	36	388	7,494	40	7,104	37	390
Operating expenses:
Sales and marketing	2,180	24	1,624	18	556	4,460	24	3,370	18	1,090
General and administrative	116	1	171	2	(55)	327	2	349	2	(22)
Research and development	765	9	952	10	(187)	1,514	8	2,018	10	(504)
Amortization of acquired intangible assets	192	2	198	2	(6)	390	2	396	2	(6)

Total operating expenses	3,253	36	2,945	32	308	6,691	36	6,133	32	558

Net income from operations	$424	5%	$344	4%	$80	$803	4%	$971	5%	$(168)

Professional services revenue decreased $1.3 million, or 37%, due to the closing of a large multi-year, fixed-bid contract in the second quarter of 2005. Partially offsetting this decrease was an increase in recurring services revenue of $0.9 million, due to increased transaction based revenue and additional implementation services provided to MUSC related to specific outsourcing projects performed in the first quarter of 2006. License revenue increased $0.2 million due to increased sales of the CLOVERLEAF® product.

Cost of revenue decreased $0.5 million to $11.3 million for the six months ended June 30, 2006. Costs relating to software licenses decreased $0.3 million due to lower capitalized software amortization and decreased royalty expenses. Cost relating to professional service revenue decreased $1.7 million, due to decreases in salary and related expenses as a result of lower staffing levels and lower facility costs. Offsetting this decrease was an increase in contractor costs in recurring services of $1.4 million related to support for new products, and increased salaries and contractor costs related to the increase in recurring revenue for MUSC.

Operating expenses increased $0.6 million, or 9%, to $6.7 million. Sales and marketing increased $1.1 million to $4.5 million, due to additional commissions and salary and related expenses as we expanded our sales force. Partially offsetting the increase was a decrease in research and development of $0.5 million due to the capitalization of $0.8 million of software development costs for the six months ended June 30, 2006 compared to $0.3 million in 2005, and decreased facility costs.

CareScience Division

The following table sets forth financial data for the three and six months ended June 30, 2006 and 2005
(in thousands):

	Three Months Ended June 30,					Six Months Ended June 30,
	2006		2005			2006		2005
	$	%	$	%	$ Change	$	%	$	%	$ Change

Revenue:
Software licenses	$1,625	41%	$1,317	34%	$308	$3,123	39%	$2,626	33%	$497
Professional services	1,518	39	1,593	41	(75)	3,144	40	3,038	39	106
Recurring services	809	20	974	25	(165)	1,687	21	2,250	28	(563)

Total revenue	3,952	100	3,884	100	68	7,954	100	7,914	100	40
Cost of revenue:
Software licenses	700	18	761	20	(61)	1,292	16	1,461	18	(169)
Professional services	594	15	590	15	4	1,143	14	1,241	16	(98)
Recurring services	936	24	932	24	4	1,697	22	1,940	25	(243)

Total cost of revenue	2,230	56	2,283	59	(53)	4,132	52	4,642	59	(510)

Gross profit	1,722	43	1,601	41	121	3,822	48	3,272	41	550
Operating expenses:
Sales and marketing	557	14	318	8	239	975	12	963	12	12
General and administrative	220	6	138	6	82	394	5	274	3	120
Research and development	770	19	621	16	149	1,393	17	1,255	16	138
Amortization of acquired intangible assets	306	8	306	8	—	612	8	612	8	—

Total operating expenses	1,853	47	1,383	35	470	3,374	42	3,104	39	270

Net income from operations	$(131)	(3)%	$218	6%	$(349)	$448	6%	$168	2%	$280

Recurring services revenue decreased 25% to $1.7 million for the six months ended June 30, 2006. The decrease was a result of achieving certain contractual milestone bonus payments in the first quarter of 2005 that generated additional revenue which were not available in 2006 due to changes in the contract. Partially offsetting this decrease was an increase in software license revenue of $0.5 million to $3.1 million for the six months ended June 30, 2006, resulting from additional customers.

Cost of revenue decreased to $4.1 million due primarily to decreases in salary and related expenses as a result of lower staffing levels and a decrease in third party contractor costs.

Operating expenses increased $0.3 million, or 9%, to $3.4 million for the six months ended June 30, 2006. The increase was primarily a result of increased general and administrative expenses due to additional share based compensation, increased rent expenses, and recruiting expenses. Additionally, research and development expenses increased primarily as a result of increased salaries and related expenses as we expand our development resources to support new product development, offset by capitalizing $0.4 million of software development costs in 2006.

Rogue Wave Software Division

The following table sets forth financial data for the three and six months ended June 30, 2006 and 2005
(in thousands):

	Three Months Ended June 30,					Six Months Ended June 30,
	2006		2005			2006		2005
	$	%	$	%	$ Change	$	%	$	%	$ Change

Revenue:
Software licenses	$4,531	59%	$4,131	56%	$400	$8,077	57%	$7,797	54%	$280
Professional services	194	2	343	4	(149)	349	2	600	4	(251)
Recurring services	2,992	39	2,960	40	32	5,869	41	5,984	42	(115)

Total revenue	7,717	100	7,434	100	283	14,295	100	14,381	100	(86)
Cost of revenue:
Software licenses	459	6	408	5	51	862	6	926	6	(64)
Professional services	265	4	199	3	66	481	3	376	3	105
Recurring services	250	3	230	3	20	504	4	520	4	(16)

Total cost of revenue	974	13	837	11	137	1,847	13	1,822	13	25

Gross profit	6,743	87	6,597	89	146	12,448	87	12,559	87	(111)
Operating expenses:
Sales and marketing	2,376	31	1,820	25	556	4,150	29	3,592	25	558
General and administrative	290	4	196	3	94	492	3	453	3	39
Research and development	1,113	14	1,564	21	(451)	2,144	15	2,834	20	(690)
Amortization of acquired intangible assets	458	6	459	6	(1)	917	7	917	6	—

Total operating expenses	4,237	55	4,039	55	198	7,703	54	7,796	54	(93)

Net income from operations	$2,506	32%	$2,558	34%	$(52)	$4,745	33%	$4,763	33%	$(18)

Software license revenue increased $0.4 million for the three months ended June 30, 2006, due to higher revenue from the SOURCEPRO® products.

Cost of revenue increases for the three months ended June 30, 2006, were due primarily to the allocation of resources to Rogue Wave® Hydra proof-of-concept projects.

Sales and marketing expenses increased $0.6 million primarily due to increased commission and marketing related to the launch of Rogue Wave® Hydra, and marketing outreach and awareness programs. Research and development expenses decreased $0.7 million primarily as a result of capitalizing $1.0 million of software development costs related to new product development efforts associated with our Rogue Wave® Hydra product in 2006.

Liquidity and Capital Resources

Cash requirements

On June 30, 2006, the Company had $6.0 million in open purchase commitments for services, contractors, and capital purchases.

In addition to our contractual obligations, we anticipate that we will require cash to:

•	Defend and settle remaining outstanding class action and derivative lawsuits and the SEC investigation, including indemnification agreements which require us to reimburse reasonable defense costs of six former officers and employees;

•	Continue to fund ongoing operations, including the addition of sales, product and infrastructure support personnel;

•	Continue to invest in new product development and market penetration strategies, including ISD’s Intelligent Health Broker Suite, CareSciencetm Standards of Care and Rogue Wave® Hydra;

•	Invest in additional hardware and software to maintain and enhance our existing networks and software applications; and

•	Complete leasehold improvements to our facilities.

Sources and Uses of Cash

Cash provided by (used in) our operating, investing and financing activities is summarized as follows (dollars in thousands):

			Six Months
	Three Months Ended		Ended
	June 30,		June 30,
	2006	2005	2006	2005

Operating activities	$(2,812)	$888	$(263)	$3,217
Investing activities	217	(337)	(4,682)	(905)
Financing activities	229	556	258	655

Cash used in operations in 2006 is primarily the result of the $3.0 million payment for settlement of lawsuits, and higher operating expenses.

Net cash used in investing activities was $4.7 million in 2006, compared to $0.9 million in 2005. The increase in cash used in investing activities is due to increases in capital expenditures and capitalized software costs resulting from the Company’s initiatives to invest in new products and additional infrastructure.

Net cash provided by financing activities in the first six months of 2006 and 2005 resulted from the exercise of stock options.

The effect of foreign currency exchange rate changes on cash was $0.8 million in the six months ended June 30 2006, compared to a negative foreign currency translation impact of $0.8 million in 2005. The positive effect in 2006 was the result of change in the exchange rate of the U.S. dollar compared to the British pound and the Euro.

We expect to use our cash, cash equivalents and short-term investments primarily for general corporate purposes, working capital, capital expenditures, fund our operations, continue expanding our product offerings and to defend and settle lawsuits. The amounts and timing of our actual expenditures will depend upon numerous factors, including the status of our product development efforts, marketing and sales activities and the amount of cash generated by or used in our operations, competition, whether we complete any acquisitions, and the final resolution of class action lawsuits and the ongoing SEC investigation. We may find it necessary or advisable to use portions of our cash and cash equivalents for other purposes. Pending use of our cash, cash equivalents and short-term investments for the above purposes, we intend to invest such funds in short-term, interest-bearing, investment-grade securities.

Commitments

The Company acquired its WebAccel product from CMI Corporate Marketing, d/b/a Compuflex International (“Compuflex”) in August 2003. An executive officer of the Company is the sole stockholder of Compuflex. Compuflex has received royalty fees of $500,000 over two years from the Company in accordance with the terms of the purchase agreement. Through December 31, 2005, the Company paid Compuflex $500,000 in royalty payments. For each of the next three years ending on September 30, 2006, 2007 and 2008, the Company is obligated to pay royalty fees to Compuflex equal to 20% of the revenue recognized during the preceding four fiscal quarters from sales of WebAccel software license fees. To date, there have been no sales of WebAccel.

Assessment of Future Liquidity

The Company’s cash and cash equivalents balances are expected to be sufficient to meet its anticipated liquidity needs to fund ongoing operations, for working capital and capital expenditures for the next twelve months.

If additional capital resources were required to fund ongoing operations, for working capital or to grow our business internally or by acquisition, we may seek other financing arrangements. We cannot be assured that any financing arrangements will be available in amounts or on terms acceptable to us in the future. In making this assessment, we have considered:

•	Our consolidated cash, cash equivalents, short-term investments and restricted cash of $29.3 million as of June 30, 2006;

•	The amount of cash expected to defend and settle lawsuits and the SEC investigation;

•	The anticipated level of capital expenditures during the remainder of 2006; and

•	Our expectation of realizing positive cash flow from operations for the remainder of 2006, not including any further legal settlement amounts.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We currently develop and market our products primarily in the United States. As a majority of sales are currently made in U.S. dollars, a strengthening of the dollar could make our products less competitive in international markets. Since the U.S. dollar is considered the primary currency for the Company’s international operations, transactions that are completed in a foreign currency are translated into U.S. dollars and recorded in the financial statements. In addition, as we expand our foreign operations we increase our exposure to market risk due to fluctuations in foreign currency exchange rates related primarily to the intercompany balances with our subsidiaries located in Europe. The Company experienced translation gains or losses based on foreign currency fluctuations for the periods presented. The Company does not believe it is currently exposed to any material risk of loss on this basis. The Company does not currently use any hedging strategies to minimize any translation risks.

Our cash, cash equivalents and short-term investments are sensitive to changes in the general level of U.S. interest rates. Due to the short-term nature of our investments, we believe that there is no material interest risk exposure. Based on the foregoing, no quantitative disclosures have been provided.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act of 1934, as of June 30, 2006. This included an evaluation of disclosure controls and procedures applicable to the period covered by and existing through the filing of this periodic report. Based on that review, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information the Company is required to disclose in its reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported accurately.

Internal Controls over Financial Reporting

Although our management assessment for Sarbanes-Oxley 404 will not be completed until December 31, 2006, our ongoing and interim assessments of our internal controls over financial reporting have not resulted in the identification of any material weaknesses as of June 30, 2006. During the six months ending June 30, 2006, we made no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 18, 2004, a purported class action complaint was filed in the United States District Court for District of Colorado, entitled Smith v. Quovadx, Inc. et al, Case No. 04-M-0509, against Quovadx, Inc., its former Chief Executive Officer and its former Chief Financial Officer. The complaint alleged violations of Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended, purportedly on behalf of all persons who purchased Quovadx common stock from October 22, 2003 through March 15, 2004. The claims were based upon allegations the Company (i) purportedly overstated its net income and earnings per share during the class period, (ii) purportedly recognized revenue from contracts between the Company and Infotech Networks Group (“Infotech”) prematurely, and (iii) purportedly lacked adequate internal controls and was therefore unable to ascertain the financial condition of the Company. The action sought damages against the defendants in an unspecified amount. Thereafter, eight additional, nearly identical class action complaints were filed in the same court based on the same facts and allegations. Subsequently, all but one of the actions, entitled Heller v. Quovadx, Inc., et al., Case No. 04-M-0665 (OES) (D. Colo.), were dismissed. On June 10, 2004, the plaintiff in Heller filed a first amended complaint, which asserts the same claims as those asserted in the original complaint, and includes allegations regarding the Company’s accounting for certain additional transactions. On September 8, 2004, the court approved the appointment of David Heller as lead plaintiff. On September 29, 2004, the court denied defendants’ motions to dismiss the first amended complaint and approved the appointment of Mr. Heller’s counsel as lead plaintiff’s counsel. On October 14, 2004, the Company and the other defendants filed answers to the first amended complaint, denying allegations of wrongdoing and asserting various affirmative defenses. On April 12, 2005, the court issued an order certifying as a class all persons (except insiders) who purchased or otherwise acquired Quovadx stock on the open market between October 22, 2003 and March 15, 2004. On January 13, 2005, the court entered a scheduling order in the case. In November 2005, the court vacated the January 13, 2005 scheduling order, in anticipation that the court would enter a coordinated scheduling order in conjunction with a scheduling order in Case No. 04-M-1006 (see below). A scheduling conference was held February 24, 2006, at which the court further delayed scheduling to allow the parties time to complete settlement negotiations (discussed below). No trial date has been set.

On December 13 and 14, 2005, a voluntary mediation was held among the following parties: plaintiffs in each of the Heller, Special Situations Fund and derivative cases; the Company; the individual director defendants; the former officer defendants; and the various director and officer insurance carriers. As a result of the mediation and subsequent discussions, the parties reached a preliminary understanding to settle the Heller case and the derivative cases. Additionally, the Company reached an understanding with the director and officer insurance carriers for a settlement under the applicable policies. These understandings, including the understanding with the insurance carriers and the former officers, were contingent on material agreements among the parties which were not achieved until late in March 2006. Final agreements among the various parties ultimately were reached and the MOU documenting the settlement with the plaintiffs in the Heller case was executed as of April 4, 2006. Under the terms of the settlement MOU, the plaintiffs will receive $10.0 million in exchange for their release of the Company and the individual defendants, with prejudice, of all claims under Sections 10b and 20(a) of the Securities and Exchange Act of 1934. As of March 31, 2006, the Company accrued $3.0 million as a settlement expense. In April we paid that sum, and our insurance carriers paid $7.0 million, into a settlement fund established by the lead plaintiff’s counsel. The agreement, which excludes claims made under Sections 11 and 15 of the Securities Act of 1933, is subject to approval by the court and the Company can terminate the agreement if more than a certain percentage of class members opt out. On July 25, 2006, the parties executed the Stipulation of Settlement, which will be submitted to the court for approval and then to the stockholders.

On March 22, 2004, a stockholder derivative action was filed in the District Court of Colorado, County of Arapahoe, entitled Marcoux v. Brown et al, against the members of the Board of Directors and certain now-former officers of Quovadx alleging breach of fiduciary duty and other violations of state law. The Company is named solely as a nominal defendant against which no recovery is sought. This complaint generally is based on similar facts and circumstances as alleged in the class action complaint discussed above, alleging that the defendants misrepresented Quovadx financial projections and that one of the defendants violated state laws relating to insider trading. The action seeks damages in an unspecified amount against the individual defendants, disgorgement of improper profits and attorney’s fees, among other forms of relief. On or about April 21, 2004, a second, nearly identical stockholder derivative complaint, seeking the same relief, was filed in the United States District Court for the District of Colorado, entitled Thornton v. Brown, et al. On or about May 20, 2004, a third, nearly identical stockholder derivative complaint, seeking the same relief, was filed in the District Court of Colorado, County of Arapahoe, entitled Jaroslawicz v. Brown, et al. The three stockholder derivative actions are now all pending in the Colorado state court. The court has consolidated the three actions into a single consolidated action under In re Quovadx, Inc. Derivative Litigation. The parties to the action have executed a stipulation of settlement, which is subject to court approval. Under the terms of the agreement, the Company will pay a settlement fee of $575,000 and implement certain corporate governance changes, in exchange for full release of the Company and all individual defendants, with prejudice, of all state law claims. The agreement in principle is subject to final agreement on the governance changes and approval by the court. As of March 31, 2006, we have accrued the anticipated $575,000 settlement expense.

On May 17, 2004, a purported class action complaint was filed in the United States District Court for the District of Colorado, entitled Henderson v. Quovadx, Inc. et al, Case No. 04-M-1006 (OES), against Quovadx, Inc., its now-former Chief Executive Officer, its now-former Chief Financial Officer and its Board of Directors. The complaint alleged violations of Section 11 and Section 15 of the Securities Act of 1933, as amended, purportedly on behalf of all former stockholders of Rogue Wave Software, Inc. who acquired Quovadx common stock in connection with the Company’s exchange offer effective December 19, 2003. The claims are based upon similar theories and allegations as asserted in the Section 10(b) class action described above. The court denied plaintiff’s motion to consolidate this Section 11 action with the Section 10(b) cases. On July 14, 2004, the Company and outside director defendants filed an answer to the complaint, denying allegations of wrongdoing and asserting various affirmative defenses. On October 4, 2004, the Company’s former CEO and CFO filed an answer to the complaint, denying allegations of wrongdoing and asserting various affirmative defenses. On June 29, 2005, the court appointed the Special Situations Fund III, L.P. (“SSF”), and three other related funds (collectively, “Plaintiffs”) as lead plaintiffs. On July 26, 2005, Plaintiffs filed an amended complaint, under the caption Special Situations Fund III, L.P., et al. v. Quovadx, Inc., et al., Case No. 04-M-1006 (“Special Situations Fund”). The amended complaint asserts the same claims as those asserted in the original complaint, and includes an additional allegation that the Infotech revenue was falsely recognized as part of a fraud to inflate Quovadx’ stock price for the

Rogue Wave acquisition. On August 1, 2005, the court approved the appointment of SSF’s counsel as lead plaintiffs’ counsel. On August 23, 2005, the Company and outside director defendants filed an answer to the amended complaint, denying allegations of wrongdoing and asserting various affirmative defenses. On August 25, 2005, the Company’s former CEO and CFO filed an answer to the amended complaint, denying allegations of wrongdoing and asserting various affirmative defenses. On December 1, 2005, Plaintiffs filed a motion for partial summary judgment on the issue of liability under Section 11. On December 23, 2005, Plaintiffs filed a motion to dismiss without prejudice the individual defendants, and all defendants have indicated to the court they do not oppose this motion to dismiss the individual defendants. On January 11, 2006, the Company filed a statement of non-opposition to Plaintiffs’ motion for partial summary judgment, conceding that the subsequently restated third quarter 2003 financial statements incorporated by reference in the S-4 Registration Statement established prima facie liability for the Company to the plaintiff class under Section 11. On May 30, 2006, the court dismissed without prejudice the claims against the individual defendants, leaving the Company as the sole remaining defendant in the litigation. Although the Company has admitted liability with respect to affirmative misstatements in the S-4 Registration Statement, Plaintiffs filed a motion for partial summary judgment on May 26, 2006, seeking a separate finding of liability against the Company for alleged material omissions from the Registration Statement. The Company opposed this motion, in a response filed July 24, 2006. On June 29, 2006, the “Notice of Class Action Lawsuit, Dismissal of Individual Defendants and Request for Information to Class Members” was mailed to class members. The purpose of the request for information is to obtain from class members information that will assist the court in determining the proper amount of damages, if any, for which the Company may be liable to them. Pursuant to the court’s order, class members have until August 28, 2006 to respond to the request for information and to request exclusion from the class.

Because the parties have not yet conducted discovery on, or completed expert analysis of, issues regarding damages and causation, it is not yet possible for us to quantify the amount of damages in this action. As part of preliminary settlement negotiations, on March 16, 2006, the Company made a formal offer to the Plaintiffs to settle the case for $3,300,000. Accordingly, the Company has accrued this amount as an expense in its first quarter of 2006 results of operations. The Company believes that, if settlement negotiations continue, $3,300,000 represents a reasonable estimate of minimum liability for the Company. It is possible the Company’s liability in a negotiated settlement could materially exceed that amount. The plaintiffs’ current settlement demand is $13,500,000. If the parties do not settle this matter, the case will be set for trial, in which case the Company would be unable to reasonably estimate its potential damage exposure given the inherent risks and unpredictability associated with a trial. Due to the nature of the Section 11 claim made in this lawsuit and the settlement with the insurance carriers in the Heller class action, we do not believe any insurance proceeds would be available for defense costs, settlement expenses, or judgment, if any, in this action.

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

The Company is engaged from time to time in routine litigation that arises in the ordinary course of our business.

Item 1A.	Risk Factors

The following risk factors have been updated from the risk factors described in Item 1A of the Company’s 2005 Form 10-K filed with the Securities and Exchange Commission on March 8, 2006. Except as modified below, the Company continues to face, and incorporates by reference, the risk factors disclosed in Item 1A of our 2005 Form 10-K.

We face risks related to the class action lawsuits.

Certain former officers, independent directors and the Company have been named defendants in the pending Heller and Special Situations Fund class action lawsuits and in the derivative lawsuits. In the Heller class action, the Company has paid $3 million of the $10 million settlement and all parties have signed a stipulation of settlement, which if approved by the court will be submitted to the class members. If the court does not approve the settlement or a significant number of the class members opt out of the settlement, the settlement may unwind and the parties could resume litigation with its inherent uncertainty. An unfavorable litigation outcome would affect the Company’s cash position and could have a material adverse impact on our business and financial prospects.

In the Special Situations Fund class action, the individual defendants have been dismissed, the Company has admitted liability and is preparing for litigation on the question of damages. An unfavorable outcome in that lawsuit would have a material adverse effect on the Company’s cash position and could have a material adverse impact on our business and financial prospects. Additionally, the findings and outcome of pending SEC investigations into our accounting practices could adversely affect the ultimate outcome of this lawsuit.

Under Delaware law and our charter and bylaws, we are generally obligated to indemnify our directors and officers who are named defendants in any of these lawsuits, and in any lawsuit the SEC may bring against former officers, and to advance legal fees and costs. We are unable to estimate our liability in these matters and aggregate liabilities could have a materially adverse effect on our business, financial condition, results of operations and cash flows.

For a further description of the nature and status of these legal proceedings see, “Item 3 — Legal Proceedings.”

We have a contract with a major customer that will terminate in the fourth quarter 2006. If we do not generate other sources of revenue before this contract terminates, it would adversely affect our future operating results.

An ISD outsourcing contract with the Medical University of South Carolina, representing approximately 15% of total Company revenue for the six months ended June 30, 2006, will terminate in November 2006. We have an agreement to continue performance under the same terms and conditions of the current contract through December 2006. Revenue from this customer represented approximately 15%, 16%, and 20% of total Company revenue, for the years ended December 31, 2005, 2004 and 2003, respectively. Revenue from this customer represented approximately 34% of total ISD revenue for the six months ended June 30, 2006, and 32%, 33% and 24% of total ISD revenue for the years ended December 31, 2005, 2004 and 2003, respectively. Unless we are able to replace the revenue, total revenue and results of operations for the ISD and the Company beginning in 2007 would be adversely impacted.

We operate in an industry with rapidly changing technology and, if we do not successfully modify our products to incorporate new technologies or introduce new products, we may not be able to increase revenue or our revenue may decline.

The software market in which each of our divisions compete is characterized by (1) rapid technological change, (2) frequent introductions of new products, (3) changing customer needs, and (4) evolving industry standards. To keep pace, we must support existing products and develop new products. We may not be successful in developing, marketing and releasing new products or new versions of our products. Additionally, we have limited capital resources to invest in new product development and we may not make effective investment decisions.

Our Rogue Wave Software division is depending on the success of its new Hydra suite of products. Early Hydra customers may require us to prove the value and functionality of new products on a no-risk or low-risk basis, and the sales and support costs of the introductions may be substantial or exceed our expectations. Hydra may not perform as anticipated, and may not achieve any significant degree of market acceptance. Customers may request or require significant new features or capabilities that early versions of the new products do not offer or may not be able to provide, potentially resulting in lengthened sales cycles or eliminating the new products as a viable option for consideration.

In some instances, each of our divisions is dependent on government, industry or other third party organizations to determine requirements that may need to be incorporated into our software products. If we are not able to make the required changes in a timely manner to keep the software current with industry or government requirements, our business could be adversely affected.

In addition, in ISD our success depends on organizations requiring information delivery, and seeking outside vendors to develop, manage and maintain their critical software applications. Many of our potential customers have made significant investments in internally developed systems and would incur significant costs in switching to our products, which may substantially inhibit the growth and sustainability of our business. These market factors may cause us to lose market share and our revenues would be adversely affected.

Further, we may face significant competition from open source software offerings that are provided to users at no charge by competitors to our ISD and Rogue Wave Software divisions. We may also experience difficulties that could delay or prevent the successful development, introduction and sale of new products and enhancements. In addition, our new products or enhancements may not adequately meet the requirements of the marketplace and may not achieve any significant degree of market acceptance. If release dates of any future products or enhancements are delayed, or if these products or enhancements fail to achieve market acceptance when released, we may not be able to increase our revenue or our revenue may decline and our business, operating results and financial condition would be adversely affected.

We face increased competition in the marketplace and lengthening sales cycles in each of our divisions that could impact our operations negatively.

We face competition for our products and services from several competitors, including large companies. Consolidation in the industry has resulted in many of our competitors becoming part of larger companies and these large competitors have considerably more resources to draw on than we have. Our smaller size and limited resources negatively impact our ability to grow revenue and acquire new customers. Additionally, we face lengthening sales cycles since launching several new products that are unproven in the market place.

We have risk in sustaining professional service revenue in our markets.

We have recently experienced declines in services revenue and the decline may continue or accelerate which could have a material advers effect on our financial condition. We realize a significant percentage of revenue in ISD from professional services which have lower margins than our software license and maintenance revenues. A significant portion of ISD professional services revenue is generated from the implementation of our software for our customers that buy software licenses. Recent growth in our software license revenue has come from indirect channels that historically have not generated the same degree of related professional services revenue. Professional services are a very competitive market that is highly dependent on the quality of our staff, pricing and reputation. ISD typically faces much larger competitors in this segment of the business, who have considerably more resources than we have. ISD also faces competition from smaller private companies that can be more cost competitive. Our vulnerability to competition could result in further declines in our services revenue. In addition, professional service development projects require close collaboration with the client, particularly in managing the change-order process, and present factors that are often outside of our control. The length and nature of these projects expose us to the risks of not completing the project on time or at all, of not meeting client expectations, or not staying within budget, any of which may cause customers to delay payment for work performed or could lead to complex and expensive litigation, any of which could have a material adverse affect on revenue, cause the margin for these projects to decrease, and negatively impact our ability to grow this segment of our business.

We rely on third party distributors in our ISD and Rogue Wave Software Divisions to report their sales of our software license products accurately and on a timely basis in order to report revenue accurately. If they do not report sales of our products to us accurately and in a timely manner our ability to recognize revenue in the appropriate period may be impacted and we risk fluctuations in our revenues.

ISD and Rogue Wave divisions contract with third party distributors to sell our products to their customers. The Company relies upon the resellers to report sales of licenses accurately and timely. Third party resellers may not report sales to the Company in a timely manner or the reports may later be found by the Company to be inaccurate. In these instances, the Company recognizes revenue in the period the sales are initially reported or later accurately reported to the Company, provided all revenue recognition criteria have been met. As a result, our revenue may fluctuate between periods. As a result, our revenue may fluctuate between periods, or we may not realize revenue at all if our distributors fail to report, or under report sales, and our monitoring procedures do not detect the non-compliance.

We risk disruption of our customer’s business during a planned data center relocation.

Our CareScience division relies on a dedicated data center as a material component in the provision of services to our customers and the generation of recurring revenues. We are planning a move to a new data center facility before the end of 2006. During the move we are subject to the risk of business disruptions and additional unexpected costs should we encounter any significant issues that prevent us from continuing to provide services, which could trigger some level of penalties or result in costly litigation if the disruption is significant.

Item 4.	Submission of Matters to a Vote of Security Holders

We held our annual meeting of stockholders (the “Annual Meeting”) on June 22, 2006. The number of shares of Quovadx common stock present in person or by proxy at the Annual Meeting with authority to vote and voting was 40,138,210, which represented 96% of the 41,943,996 issued and outstanding shares entitled to vote as of April 24, 2006, the record date for the Annual Meeting. At the meeting, the following items relating to the Company were submitted to a vote of stockholders of the Company:

Election of Class I Directors

	Votes For	Votes Withheld

Fred L Brown	34,636,365	5,501,845
Charles J. Roesslein	34,635,228	5,502,982

Based on the voting results, these directors were re-elected as Class I directors of the Company to serve for three-year terms that expire at our 2009 annual meeting of stockholders.

Approval of the Quovadx, Inc. 2006 Equity Incentive Plan

The Quovadx, Inc. 2006 Equity Incentive Plan (“2006 Plan”) was approved by a majority vote. There were 26,585,408 votes cast for, 3,066,470 votes cast against, and 1,117,404 abstentions out of a total of 26,585,408 votes cast. The 2006 Plan is an amendment and restatement of the Company’s 1997 Stock Plan and 2000 Nonstatutory Stock Option Plan.

Ratification of the appointment of the Company’s independent registered public accounting firm.

The appointment of McGladrey & Pullen, LLP as the Company’s independent registered accounting firm, replacing Ernst & Young LLP, for the fiscal year ending December 31, 2006, was ratified by a majority vote. There were 39,963,033 votes cast for, 93,188 votes cast against, and 81,989 abstentions out of a total of 39,963,033 votes cast.

Item 6.	Exhibits

(a) Exhibit Index.  The following exhibits are included herein:

Exhibit
Number		Description of Document

10	.1*	Amended and Restated 1999 Director Option Plan effective July 1, 2006 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Registrant, filed on July 21, 2006).
10	.2*	Amended and Restated 1999 Employee Stock Purchase Plan effective July 1, 2006 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Registrant, filed on July 21, 2006).

Exhibit
Number		Description of Document

10	.3*	Amended and Restated Quovadx, Inc. 2006 Equity Incentive Plan effective July 1, 2006 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of the Registrant, filed on July 21, 2006).
10	.4*	Form of Stock Option Agreement for grants to Executive Officers under the Quovadx, Inc. 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Registrant, filed on June 22, 2006).
10	.5*	Form of Restricted Stock Award Agreement for grants to Executive Officers under the Quovadx, Inc. 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of the Registrant, filed on June 22, 2006).
10	.6*	Form of Stock Option Agreement for grants to Directors under the Quovadx, Inc. 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of the Registrant, filed on June 22, 2006).
10	.7*	Form of Restricted Stock Award Agreement for grants to Directors under the Quovadx, Inc. 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K of the Registrant, filed on June 22, 2006).
31.1		Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2		Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
32	.1**	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(b) and Rule 15d-14(b), promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.
32	.2**	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(b) and Rule 15d-14(b), promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.

*	Identifies exhibit that consists of or includes a management contract or compensation plan or arrangement.

**	This certification is furnished to, but not filed, with the Commission. This certification shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized, on the 27th day of July 2006.

QUOVADX, INC.

By:	/s/ Harvey A. Wagner
Harvey A. Wagner
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Matthew T. Pullam
Matthew T. Pullam
Executive Vice President, Chief Financial Officer
and Treasurer
(Principal Financial Officer)

By:	/s/ Juan C. Perez
Juan C. Perez
Vice President, Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number		Description of Document

10	.1*	Amended and Restated 1999 Director Option Plan effective July 1, 2006 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Registrant, filed on July 21, 2006).

10	.2*	Amended and Restated 1999 Employee Stock Purchase Plan effective July 1, 2006 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Registrant, filed on July 21, 2006).

10	.3*	Amended and Restated Quovadx, Inc. 2006 Equity Incentive Plan effective July 1, 2006 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of the Registrant, filed on July 21, 2006).
10	.4*	Form of Stock Option Agreement for grants to Executive Officers under the Quovadx, Inc. 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Registrant, filed on June 22, 2006).

10	.5*	Form of Restricted Stock Award Agreement for grants to Executive Officers under the Quovadx, Inc. 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of the Registrant, filed on June 22, 2006).

10	.6*	Form of Stock Option Agreement for grants to Directors under the Quovadx, Inc. 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of the Registrant, filed on June 22, 2006).

10	.7*	Form of Restricted Stock Award Agreement for grants to Directors under the Quovadx, Inc. 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K of the Registrant, filed on June 22, 2006).

31.1		Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2		Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32	.1**	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(b) and Rule 15d-14(b), promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.

32	.2**	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(b) and Rule 15d-14(b), promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.

*	Identifies exhibit that consists of or includes a management contract or compensation plan or arrangement.

**	This certification is furnished to, but not filed, with the Commission. This certification shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Registrant specifically incorporates it by reference.