Form 10-Q
period 2006-09-30
QUOVADX INC
filed 2006-10-31
CIK 1094561

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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

At October 26, 2006, 42,182,847 shares of common stock were outstanding.

QUOVADX, INC.

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

QUOVADX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2006	2005
	(Unaudited)
	(In thousands, except for share and per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$15,966	$17,806
Short-term investments	14,511	14,850
Accounts receivable, net of allowance of $431 and $462, respectively	9,773	14,122
Unbilled accounts receivable	1,125	720
Prepaids and other	3,184	1,771

Total current assets	44,559	49,269
Property and equipment, net	4,253	3,220
Software, net	6,921	7,409
Other intangible assets, net	11,000	13,862
Goodwill	46,724	46,724
Restricted cash	134	175
Other assets	936	484

Total assets	$114,527	$121,143

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,505	$3,383
Accrued liabilities	12,083	11,175
Deferred revenue	16,005	17,601

Total current liabilities	31,593	32,159
Other long term liabilities	1,252	797

Total liabilities	32,845	32,956
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value; 100,000,000 authorized and 42,159,118 and 41,641,606 shares issued and outstanding, respectively	422	416
Accumulated other comprehensive income (loss)	609	(199)
Additional paid-in capital	274,026	272,260
Accumulated deficit	(193,375)	(184,290)

Total stockholders’ equity	81,682	88,187

Total liabilities and stockholders’ equity	$114,527	$121,143

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUOVADX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Unaudited)
	(In thousands, except for per share amounts)

Revenue:
Software licenses	$7,078	$7,394	$22,128	$21,468
Professional services	3,567	3,005	9,227	10,091
Recurring services	9,774	9,787	30,150	29,902

Total revenue	20,419	20,186	61,505	61,461
Cost of revenue:
Software licenses	1,707	2,411	5,643	6,831
Professional services	1,889	2,255	5,371	7,389
Recurring services	4,622	4,755	14,526	13,542

Total cost of revenue	8,218	9,421	25,540	27,762

Gross profit	12,201	10,765	35,965	33,699

Operating expenses:
Sales and marketing	4,891	3,865	15,141	12,285
General and administrative	3,696	4,955	19,653	13,185
Research and development	2,649	2,691	7,700	8,797
Amortization of acquired intangibles assets	943	963	2,862	2,888

Total operating expenses	12,179	12,474	45,356	37,155

Income (loss) from operations	22	(1,709)	(9,391)	(3,456)
Other income (expense), net	(66)	42	(167)	139
Interest income, net	237	72	859	276

Income (loss) before income taxes and cumulative effect of accounting change	193	(1,595)	(8,699)	(3,041)
Income tax expense	202	103	397	256

Loss before cumulative effect of accounting change	(9)	(1,698)	(9,096)	(3,297)
Cumulative effect of accounting change	—	—	11	—

Net loss	$(9)	$(1,698)	$(9,085)	$(3,297)

Net loss before cumulative effect of accounting change per common share — basic and diluted	$(0.00)	$(0.04)	$(0.22)	$(0.08)
Cumulative effect of accounting change — basic and diluted	—	—	0.00	—

Net loss per common share — basic and diluted	$(0.00)	$(0.04)	$(0.22)	$(0.08)

Weighted average common shares outstanding — basic and diluted	41,634	41,015	41,544	40,800

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUOVADX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Unaudited)
	(In thousands)

Cash flows from operating activities
Net loss	$(9)	$(1,698)	$(9,085)	$(3,297)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,721	1,831	5,485	5,850
Amortization of acquired intangibles	943	963	2,862	2,888
Share-based compensation	513	143	1,535	322
Recovery of losses on accounts receivable	(30)	(129)	—	(439)
Change in assets and liabilities:
Accounts receivable	2,991	(16)	4,541	1,378
Unbilled accounts receivable	(42)	105	(405)	344
Prepaids and other	(1,804)	1,462	(1,791)	946
Accounts payable	732	911	112	(449)
Accrued liabilities	(176)	370	1,300	550
Deferred revenue	(1,746)	412	(1,724)	(522)

Net cash provided by operating activities	3,093	4,354	2,830	7,571

Cash flows from investing activities
Purchase of property and equipment	(581)	(370)	(2,678)	(876)
Capitalized software	(1,185)	(239)	(3,394)	(538)
Purchases of short-term investments	(12,279)	(8,722)	(42,750)	(8,822)
Sales of short-term investments	12,994	—	43,089	—

Net cash used in investing activities	(1,051)	(9,331)	(5,733)	(10,236)

Cash flows from financing activities
Proceeds from issuance of common stock	12	134	270	789

Net cash provided by financing activities	12	134	270	789

Effect of foreign exchange rate changes on cash	(11)	(47)	793	(797)

Net increase (decrease) in cash and cash equivalents	2,043	(4,890)	(1,840)	(2,673)
Cash and cash equivalents at beginning of period	13,923	21,039	17,806	18,822

Cash and cash equivalents at end of period	$15,966	$16,149	$15,966	$16,149

Supplemental Disclosure of Non-Cash Investing Activity
Retirement of fixed assets — cost	$832	$—	$11,560	$—
Retirement of fixed assets — accumulated depreciation	(822)	—	(11,481)	—

Net retirement of fixed assets	$10	$—	$79	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUOVADX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Interim Financial Statements

The accompanying condensed consolidated financial statements of Quovadx, Inc. (“Quovadx,” the “Company,” the “Registrant,” “we” or “us”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures are adequate to make the information presented not misleading. The unaudited financial statements have been prepared on the same basis as our annual financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for a fair presentation in accordance with U.S. generally accepted accounting principles. The results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results expected for the full year. These financial statements should be read in conjunction with the audited financial statements and accompanying notes included in our Annual Report on Form 10-K, for the year ended December 31, 2005.

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

2.	Critical Accounting Policies and New Accounting Standards

Revenue Recognition — Resellers

The Company has distribution contracts with third party resellers. The Company relies upon the resellers to report sales of licenses accurately and timely. Third party resellers may not report sales to the Company in a timely manner or the reports may later be found by the Company to be incomplete. In these instances, the Company recognizes revenue in the period the sales are initially reported or later accurately reported to the Company, provided all revenue recognition criteria have been met under Statement of Position (SOP) 97-2 “Software Revenue Recognition.” Under SOP 97-2 revenue should be recognized when there is persuasive evidence of an arrangement, delivery of the software to the reseller, a fixed or determinable fee, and collectibility is probable. Approximately 3% of the Company’s revenue comes from resellers. In June 2006, we received approximately $0.5 million of revenue from a reseller, which according to information provided by the reseller represented installation of our product from the second half of 2005.

New Accounting Standards

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statement in accordance with FASB Statement No. 109 “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, account in interim periods, disclosure, and transition. FIN 48 is effective for financial statements issued for fiscal years beginning after December 15, 2006. We are evaluating the impact to of FIN 48 on our consolidated financial condition or results of operations.

3.	Acquisitions/Dispositions/Recapitalization

On August 31, 2006, the Company announced that it had retained an investment bank to assist the Company in exploring strategic alternatives with the goal of enhancing shareholder value. These alternatives could include, but are not limited to, a recapitalization, strategic acquisition, and/or the combination, sale or merger of the Company or

QUOVADX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

one or more of its divisions. In connection with this initiative, the Company entered into agreements with certain key employees that provide for retention bonuses if the employees remain with the Company as it explores these strategic alternatives. Fifty percent of the retention bonuses will be paid on May 31, 2007 and the remaining 50% of the retention bonus will be paid on March 2, 2008. If a change in control event occurs prior to these vesting dates, the remaining unvested retention bonuses will be immediately payable and the key employees may also be eligible to receive an additional payment if their employment is terminated as a result of the change in control transaction. Further, all unvested stock options and restricted stock awards held by any key employees whose employment is terminated after a change in control will immediately vest.

Also on August 31, 2006, all the executive employment agreements were amended to provide certain additional benefits in the event of a change in control. In addition to other payments described in the executive employment agreements, each executive will receive a lump sum equal to 100% of his or her target bonus for the year in which a change of control event occurs. The acceleration of vesting for unvested equity awards for the executives is controlled by the plans and award agreements related to such equity awards, which include provisions for acceleration of vesting upon the occurrence of a change of control.

In accordance with SFAS 146 “Accounting for Costs Associated with Exit or Disposal Activities”, the Company began accruing for the retention bonuses in September 2006. Since the employees are required to render future service obligations in order to be eligible to receive the retention incentives, the estimated costs for the bonuses will be expensed over the service period. Since the Company is unable to estimate with any reasonable certainty if, or when, a change in control event might occur, or the number of key employees that may be terminated as a result, an estimate of any potential change in control payments cannot be made at this time. In the event of the sale of one or more of the Company’s divisions, or the entire company, the eligible executives would also receive in the aggregate a transaction bonus equal to 1.7% of the sale price. The table below summarizes the expenses incurred in the third quarter related to the cash retention bonuses by reportable segment and the total retention liability.

	Retention Incentive Liability
	Liability Accrued
	Three Months Ended	Estimated Maximum
	September 30, 2006	Liability
	($ in thousands)

ISD	$24	$292
CareScience	15	183
Rogue Wave	21	252
Corporate	31	368

Total	$91	$1,095

4.	Share-Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS No. 123R”), “Share-Based Payment,” using the modified prospective transition method. Under this method, stock-based compensation expense is recognized using the fair-value based method for all awards granted on or after the date of adoption. Compensation expense for unvested stock options and awards that were outstanding on January 1, 2006 will be recognized over the requisite service period based on the grant-date fair value of those options and awards as previously calculated under the pro forma disclosures under SFAS No. 123. The modified prospective transition methods provides that prior interim periods and fiscal years reported will not reflect restated amounts. The Company determined the fair value of these awards using the Black-Scholes option pricing model.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions. The expected life selected for options granted represents

QUOVADX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

		Year Ended
	September 30, 2006	December 31, 2005

Risk free interest rate	4.56%	4.17%
Volatility factor	80.00%	106.00%
Weighted average estimated option term in years	6.50	7.50

As a result of adopting SFAS No. 123R, the Company recorded pretax compensation expense of $0.5 million and $1.5 million for the three and nine months ended September 30, 2006, respectively. Share-based compensation is included with the related salary expense in cost of revenue, sales and marketing, general and administrative, and research and development expenses. The Company has recorded a full valuation allowance on its deferred tax assets, therefore no tax benefit is recognized for the three and nine months ended September 30, 2006.

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

At September 30, 2006, the Company had two stock option plans and one employee stock purchase plan. On April 20, 2006, the Board of Directors adopted the 2006 Equity Incentive Plan (“2006 Plan”) and on June 22, 2006, the stockholders approved the 2006 Plan with the number of shares subject to the 2006 Plan set at 8,579,000 shares. The 2006 Plan was amended on July 21, 2006 to reduce that number to 8,374,154. The 2006 Plan is an amendment and restatement of the Company’s 1997 Stock Plan and 2000 Nonstatutory Stock Option Plan (“Prior Plans”). Effective June 22, 2006, all options and unvested restricted stock outstanding under the Prior Plans automatically became subject to the 2006 Plan, and no further stock awards may be granted under the Prior Plans. The 2006 Plan has a term of ten years, unless sooner terminated. The 2006 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards, performance cash awards and other forms of equity compensation to employees, directors and consultants. Stock options are granted with an exercise price not less than fair market value of the common stock on the date of the grant. Vesting schedules for these grants under the 2006 Plan are specified at the time of grant, and range from one year to four years. The options generally expire seven to ten years after the date of grant. At September 30, 2006, there were 2,657,694 shares available for grant under the 2006 Plan.

The Company’s board of directors adopted the 1999 Director Option Plan in October 1999 (the “Director Plan”). The Director Plan has a term of ten years, unless sooner terminated. Members of the board of directors who are not employees of Quovadx are eligible to participate in the Director Plan. Non-employee directors are automatically granted options to purchase shares of common stock each year on the date of our annual stockholder’s meeting. Options granted under the Director Plan vest one year after the date of grant and expire ten years after the date of grant. On July 21, 2006 the board of directors amended the Director Plan to eliminate its evergreen provision, which provided for an automatic annual increase of 200,000 shares available for grant, and to reduce the shares available for future grants to 500,000 effective July 1, 2006.

QUOVADX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In October 1999, the board of directors adopted an employee stock purchase plan (the “ESPP”), which became effective immediately on the effective date of our initial public offering in February 2000. On September 14, 2005, the board of directors amended the ESPP effective for all offering periods commencing after October 1, 2005 in response to the implementation of SFAS No. 123R. The price that employees pay for the stock purchased is equal to 90% of the market price of the common stock on the last trading day of the respective offering period. The 10% discount is recorded as compensation expense ratably over the contribution period. The ESPP provides for two six-month offering periods each year, ending on April 30 and October 31, respectively. On July 21, 2006, the board of directors eliminated an evergreen provision in the ESPP which provided for an automatic annual increase of 500,000 shares available for purchase, and reduced the shares available for future purchase to 500,000 effective July 1, 2006.

The following table summarizes the total stock options outstanding.

			Weighted Average
			Remaining	Aggregate
	Number of	Weighted Average	Contractual	Intrinsic
	Shares	Exercise Price	Life (Years)	Value
				(In thousands)

Options outstanding, December 31, 2005	5,683,472	$3.81
Options granted	357,500	2.82
Less: options exercised	(96,298)	1.32
Less: options cancelled	(205,776)	3.09

Options outstanding, September 30, 2006	5,738,898	$3.81	6.8	$2,538

Vested	5,470,613	$3.87	0.2	$2,481

Exercisable at September 30, 2006	4,359,407	$4.28	6.6	$1,943

The weighted average fair value per option at the date of grant for options granted in the first nine months of 2006 and 2005 was $2.05 and $2.47, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005 was $131,853 and $177,220, respectively. Intrinsic value is defined as the excess of the market value over the option exercise price for all option shares that are in the money.

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

QUOVADX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted stock awards require no payment from the employee and the related compensation cost is valued based on the market price on the grant date and is expensed equally over the vesting period, generally four years. The following table summarizes the restricted share unit awards.

			Weighted Average
			Remaining
		Weighted Average	Contractual
	Units	Grant Date Fair Value	Life (Years)

Unvested restricted stock awards at December 31, 2005	223,132	$2.84
Granted	423,500	2.79
Vested	(118,346)	2.71
Cancelled	(47,112)	2.96

Unvested restricted stock awards at September 30, 2006	481,174	$2.83	1.55

As of September 30, 2006, there was $2.7 million of unrecognized compensation costs related to unvested share-based compensation agreements granted under the Company’s plans, including stock options and restricted stock awards.

Prior to adoption, the Company accounted for stock-based compensation arrangements using the intrinsic value method under the provisions of Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Under this method, stock compensation was recognized to the extent that the exercise price is less than the market price for the underlying stock on the date of grant. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” to stock-based employee compensation. SFAS No. 123R requires the Company to present proforma information for periods prior to the adoption as if it had accounted for all stock-based compensation under the fair value method. Had compensation costs under the Company’s stock option plans been recorded last year, the effect on the Company’s net loss and earnings per share would have been as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
	(In thousands, except per share amounts)

Net loss:
As reported	$(1,698)	$(3,297)
Plus: stock based compensation under intrinsic value method	143	322
Less: stock based compensation charge under fair value method	(1,772)	(3,763)

Pro forma net loss	$(3,327)	$(6,738)

Net loss per common share:
As reported	$(0.04)	$(0.08)
Pro forma	$(0.08)	$(0.17)

The Company experienced a stock-compensation recovery for the forfeiture of unvested options under the fair value method due to the resignation of senior level executives during the second quarter of 2004.

QUOVADX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Net Loss per Common Share

Net loss per common share (“EPS”) is calculated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share.” Under the provisions of SFAS No. 128, basic EPS is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if stock options were exercised, resulting in the issuance of common stock that would share in the earnings of the Company. Potential dilution of the stock options exercisable into common stock is computed using the treasury stock method based on the average fair market value of the stock. As the Company has a net loss, the effect of all common stock equivalents is excluded from the computation of diluted EPS since their effect would decrease the loss per share. The diluted weighted average common shares calculation for the three months ended September 30, 2006 and 2005 excludes 1,333,571 and 1,545,878 options and unvested restricted stock awards, respectively, and for the nine months ended September 30, 2006 and 2005 excludes 1,573,414 and 1,561,625 options and unvested restricted stock awards, respectively, to purchase common stock because their effect would have been anti-dilutive under the treasury stock method.

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

Segment information for the three operating divisions and the Corporate unit for the three and nine months ended September 30, 2006 and 2005 is as follows:

	ISD		CareScience		Rogue Wave		Corporate		Total
Three Months Ended September 30,	2006	2005	2006	2005	2006	2005	2006	2005	2006	2005

Revenue:
Software licenses	$1,558	$2,148	$1,499	$1,302	$4,021	$3,944			$7,078	$7,394
Professional services	1,550	1,384	1,744	1,403	273	218			3,567	3,005
Recurring services	6,545	5,943	496	877	2,733	2,967			9,774	9,787

Total revenue	9,653	9,475	3,739	3,582	7,027	7,129			20,419	20,186
Cost of revenue:
Software licenses	601	1,342	643	666	463	403			1,707	2,411
Professional services	922	1,424	710	628	257	203			1,889	2,255
Recurring services	3,703	3,656	696	886	223	213			4,622	4,755

Total cost of revenue	5,226	6,422	2,049	2,180	943	819			8,218	9,421

Gross profit	4,427	3,053	1,690	1,402	6,084	6,310			12,201	10,765
Operating expenses	3,223	2,715	1,722	1,440	3,801	3,679	$3,433	$4,640	12,179	12,474

Income (loss) from operations	$1,204	$338	$(32)	$(38)	$2,283	$2,631	$(3,433)	$(4,640)	22	(1,709)

Other income (expenses), net									(66)	42
Interest income, net									237	72

Income (loss) before income taxes									193	(1,595)
Income tax expense									202	103

Net loss									$(9)	$(1,698)

QUOVADX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	ISD		CareScience		Rogue Wave		Corporate		Total
Nine Months Ended September 30,	2006	2005	2006	2005	2006	2005	2006	2005	2006	2005

Revenue:
Software licenses	$5,409	$5,800	$4,622	$3,928	$12,097	$11,740			$22,128	$21,468
Professional services	3,716	4,831	4,888	4,441	623	819			9,227	10,091
Recurring services	19,365	17,825	2,182	3,126	8,603	8,951			30,150	29,902

Total revenue	28,490	28,456	11,692	11,495	21,323	21,510			61,505	61,461
Cost of revenue:
Software licenses	2,383	3,375	1,935	2,127	1,325	1,329			5,643	6,831
Professional services	2,779	4,941	1,854	1,868	738	580			5,371	7,389
Recurring services	11,406	9,982	2,392	2,826	728	734			14,526	13,542

Total cost of revenue	16,568	18,298	6,181	6,821	2,791	2,643			25,540	27,762

Gross profit	11,922	10,158	5,511	4,674	18,532	18,867			35,965	33,699
Operating expenses	9,916	8,849	5,095	4,544	11,504	11,473	$18,841	$12,289	45,356	37,155

Income (loss) from operations	$2,006	$1,309	$416	$130	$7,028	$7,394	$(18,841)	$(12,289)	(9,391)	(3,456)

Other income (expenses), net									(167)	139
Interest income, net									859	276

Loss before income taxes and cumulative effect of accounting change									(8,699)	(3,041)
Income tax expense									397	256

Loss before cumulative effect of accounting change									(9,096)	(3,297)

Cumulative effect of accounting change									11	—

Net loss									$(9,085)	$(3,297)

7.	Other Intangible Assets

Amortizable intangible assets recognized in the Company’s acquisitions are being amortized over their estimated useful lives. Customer base assets are amortized over a weighted average life of 6.5 years. Trade names are amortized over 5 years and other intangibles are amortized over 5 to 8 years. Amortization expense related to intangible assets was $0.9 million and $1.0 million for the three month periods ended September 30, 2006 and 2005, respectively, and $2.9 million for the nine month periods ended September 30, 2006 and 2005. The following table provides information relating to the Company’s intangible assets as of September 30, 2006 and December 31, 2005 (in thousands):

	September 30, 2006			December 31, 2005
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value

Customer base	$22,496	$(11,732)	$10,764	$22,496	$(8,982)	$13,514
Trade name	559	(323)	236	559	(243)	316
Other	2,178	(2,178)	—	2,178	(2,146)	32

	$25,233	$(14,233)	$11,000	$25,233	$(11,371)	$13,862

QUOVADX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Software

The following table provides information relating to the Company’s capitalized and acquired software as of September 30, 2006 and December 31, 2005 (in thousands):

	September 30, 2006			December 31, 2005
		Accumulated			Accumulated
	Cost	Amortization	Total	Cost	Amortization	Total

Acquired software	$27,098	$(24,714)	$2,384	$27,098	(21,612)	$5,486
Capitalized software	12,446	(7,909)	4,537	9,051	(7,128)	1,923

Total	$39,544	$(32,623)	$6,921	$36,149	$(28,740)	$7,409

Capitalized software development costs are amortized on a straight-line basis over an estimated useful life, which is generally three years. Capitalized software acquired through business combinations is amortized on a straight line basis over an estimated useful life which is generally three or five years. Amortization expense related to capitalized software assets was $1.2 million and $1.3 million for the three months ended September 30, 2006 and 2005, respectively, and $3.9 million and $4.2 million for the nine months ended September 30, 2006 and 2005, respectively. Total capitalized software costs for the three months ended September 30, 2006 and 2005 were $1.2 million and $0.2 million, respectively, and $3.4 million and $0.5 million for the nine months ended September 30, 2006 and 2005, respectively.

Software capitalization by division for the three and nine months ended September 30, 2006 and 2005 was as follows:

	ISD		CareScience		Rogue Wave		Total
	2006	2005	2006	2005	2006	2005	2006	2005

Software capitalized
Six months ended June 30	$771	$299	$373	$—	$1,065	$—	$2,209	$299
Three months ended September 30	285	239	329	—	571	—	1,185	239

Nine months ended September 30	$1,056	$538	$702	$—	$1,636	$—	$3,394	$538

9.	Fixed Asset Reconciliation

During the second quarter, we conducted a physical inventory of fixed assets. A physical inventory had not been conducted since the acquisition of the CareScience and Rogue Wave Software divisions at the end of 2003. As a result of the inventory, assets with original acquisition cost of $8.8 million and remaining net book value of $50,000 were retired and the expense recorded in the second quarter of 2006. The majority of the assets retired were originally placed in service at least five years prior to June 30, 2006. During the third quarter, assets with original acquisition cost of $0.8 million and remaining book value of $10,000 were retired from a data site no longer in use.

QUOVADX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Comprehensive Loss

Total comprehensive loss for the three and nine months ended September 30, 2006 and 2005 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands)

Net loss	$(9)	$(1,698)	$(9,085)	$(3,297)
Other comprehensive income (loss)	(1)	(106)	808	(614)

Comprehensive loss	$(10)	$(1,804)	$(8,277)	$(3,911)

During the three and nine months ended September 30, 2006 and 2005, comprehensive income and loss included changes in foreign currency translation. The foreign currency translation amounts primarily relate to cash and cash equivalent instruments held in our subsidiaries in Europe.

11.	Commitments and Contingencies

Item 1.	Legal Proceedings

Contingencies

On November 14, 2001, a stockholder class action complaint was filed in the United States District Court, Southern District of New York. On April 19, 2002, plaintiffs filed an amended complaint. The amended complaint asserts that the prospectus for the Company’s February 10, 2000 initial public offering (“IPO”) failed to disclose certain alleged improper actions by various underwriters for the offering in the allocation of shares in the Company’s IPO. The amended complaint alleges claims against certain underwriters, the Company and certain officers and directors under the Securities Act of 1933, as amended (the “Securities Act”) and the Securities Exchange Act of 1934, as amended (the “Exchange Act”)(Bartula v. XCare.net, Inc., et al., Case No. 01-CV-10075). Similar complaints were filed concerning more than 300 other IPO’s; all of these cases have been coordinated as In re Initial Public Offering Securities Litigation, 21 MC 92. In a negotiated agreement, individual defendants, including all of the individuals named in the complaint filed against the Company, were dismissed without prejudice, subject to a tolling agreement. Issuer and underwriter defendants in these cases filed motions to dismiss and, on February 19, 2003, the court issued an opinion and order on those motions that dismissed selected claims against certain defendants, including the Rule 10b-5 fraud claims under the Exchange Act against the Company, leaving only the Section 11 strict liability claims under the Securities Act against the Company. A committee of our Board of Directors has approved a settlement proposal made by the plaintiffs. On February 15, 2005, the court issued an order granting conditional preliminary approval of the settlement. On August 31, 2005, the court entered an order confirming its preliminary approval of the settlement. On April 24, 2006, the court held a fairness hearing in connection with the motion for final approval of the settlement, but has not yet issued a ruling on the motion for final approval at the fairness hearing. The settlement remains subject to a number of conditions, including final approval of the court. Specifically, under the terms of the settlement, in exchange for a $1 billion guaranteed recovery to be divided pro rata by participating issuer defendants and an assignment of claims that the issuer defendants may have against the underwriter defendants, the plaintiffs would dismiss with prejudice and release their claims against the issuer defendants, including the Company. The Company’s director and officer insurance policy covering these claims is expected to be sufficient to cover any share of the recovery that is ultimately allocated to the Company. If the settlement is not achieved, the Company will continue to aggressively defend against the claims. We do not believe that the outcome of this action will have a material adverse effect on our financial position, results of operations or liquidity; however, litigation is inherently uncertain and we can make no assurance as to the ultimate outcome or effect.

QUOVADX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On March 18, 2004, a purported class action complaint was filed in the United States District Court for District of Colorado, entitled Smith v. Quovadx, Inc. et al, Case No. 04-M-0509, against Quovadx, Inc., its former Chief Executive Officer and its former Chief Financial Officer. The complaint alleged violations of Section 10(b) and Section 20(a) of the Exchange Act, purportedly on behalf of all persons who purchased Quovadx common stock from October 22, 2003 through March 15, 2004. The claims were based upon allegations the Company (i) purportedly overstated its net income and earnings per share during the class period, (ii) purportedly recognized revenue from contracts between the Company and Infotech Networks Group (“Infotech”) prematurely, and (iii) purportedly lacked adequate internal controls and was therefore unable to ascertain the financial condition of the Company. The action sought damages against the defendants in an unspecified amount. Thereafter, eight additional, nearly identical class action complaints were filed in the same court based on the same facts and allegations. Subsequently, all but one of the actions, entitled Heller v. Quovadx, Inc., et al., Case No. 04-M-0665 (OES) (D. Colo.), were dismissed. On June 10, 2004, the plaintiff in Heller filed a first amended complaint, which asserts the same claims as those asserted in the original complaint, and includes allegations regarding the Company’s accounting for certain additional transactions. On September 8, 2004, the court approved the appointment of David Heller as lead plaintiff. On September 29, 2004, the court denied defendants’ motions to dismiss the first amended complaint and approved the appointment of Mr. Heller’s counsel as lead plaintiff’s counsel. On October 14, 2004, the Company and the other defendants filed answers to the first amended complaint, denying allegations of wrongdoing and asserting various affirmative defenses. On April 12, 2005, the court issued an order certifying as a class all persons (except insiders) who purchased or otherwise acquired Quovadx stock on the open market between October 22, 2003 and March 15, 2004. On January 13, 2005, the court entered a scheduling order in the case. In November 2005, the court vacated the January 13, 2005 scheduling order, in anticipation that the court would enter a coordinated scheduling order in conjunction with a scheduling order in Special Situations Fund III, L.P. et al. v. Quovadx, Inc. et al., Case No. 04-M-1006 (OES) (“Special Situations Fund”) (see below). A scheduling conference was held February 24, 2006, at which the court further delayed scheduling to allow the parties time to complete settlement negotiations (discussed below). No trial date has been set.

On December 13 and 14, 2005, a voluntary mediation was held among the following parties: plaintiffs in each of the Heller, Special Situations Fund and the derivative cases described below; the Company; the individual director defendants; the former officer defendants; and the various director and officer insurance carriers. As a result of the mediation and subsequent discussions, the parties reached a preliminary understanding to settle the Heller case and the derivative cases. Also, the Company reached an understanding with the director and officer insurance carriers for a settlement under the applicable policies. These understandings, including the understanding with the insurance carriers and the former officers, were contingent on material agreements among the parties that were not achieved until late March 2006. Final agreements among the various parties ultimately were reached and a memorandum of understanding (MOU) documenting the settlement with the plaintiffs in the Heller case was executed as of April 4, 2006. Under the terms of the MOU, the class plaintiffs would have received $10.0 million in exchange for their release of the Company and the individual defendants, with prejudice, from all claims under Sections 10(b) and 20(a) of the Exchange Act. As of March 31, 2006, the Company accrued $3.0 million as a settlement expense. In April we paid that sum, and our insurance carriers paid $7.0 million, into a settlement fund established by the lead plaintiff’s counsel. On July 25, 2006, the parties executed the stipulation of settlement, which was submitted to the court for preliminary approval. The agreement excluded claims made under Sections 11 and 15 of the Securities Act, which have been brought in another class action lawsuit, the Special Situations Fund lawsuit, which also arose out of the Company’s 2004 restatement of financial results and is still pending. The agreement purported to include any claims under Section 10(b) that the Special Situations Fund class plaintiffs might have.

QUOVADX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On October 11, 2006, the court denied approval of the Heller settlement agreement on the grounds that the proposed settlement purported to settle claims on behalf of a settlement class that is broader than the class that was certified by the court for trial purposes — namely, the inclusion of the Special Situations Fund class plaintiffs to the extent of their Section 10(b) claims. The parties in the Heller case have subsequently reached a modified agreement in principle in which the settlement class members would receive $9.0 million in exchange for the release, with prejudice, of their claims against the Company and the individual defendants under Sections 10(b) and 20(a) of the Exchange Act. This modified agreement would exclude all potential claims by the Special Situations Fund class plaintiffs (described below). When finalized, the amended stipulation of settlement will be submitted to the court for preliminary approval. In a related agreement, the Heller plaintiffs have unconditionally returned $1 million to the Company from the settlement fund as an excess payment under the modified settlement agreement. As a result of this refund, we recorded this $1 million recovery in the third quarter financial statements and we reduced our previously recorded settlement accrual of $3 million to $2 million. It is not possible at this time to know whether the modified settlement agreement, when finalized and submitted, will be approved by the court.

On March 22, 2004, a stockholder derivative action was filed in the District Court of Colorado, County of Arapahoe, entitled Marcoux v. Brown et al, against the members of the Board of Directors and certain former officers of Quovadx alleging breach of fiduciary duty and other violations of state law. The Company is named solely as a nominal defendant against which no recovery is sought. This complaint generally is based on similar facts and circumstances as alleged in the class action complaint discussed above, alleging that the defendants misrepresented Quovadx financial projections and that one of the defendants violated state laws relating to insider trading. The action seeks damages in an unspecified amount against the individual defendants, disgorgement of improper profits and attorney’s fees, among other forms of relief. On or about April 21, 2004, a second, nearly identical stockholder derivative complaint, seeking the same relief, was filed in the United States District Court for the District of Colorado, entitled Thornton v. Brown, et al. On or about May 20, 2004, a third, nearly identical stockholder derivative complaint, seeking the same relief, was filed in the District Court of Colorado, County of Arapahoe, entitled Jaroslawicz v. Brown, et al.  The three stockholder derivative actions are now all pending in the Colorado state court. The court has consolidated the three actions into a single consolidated action under In re Quovadx, Inc. Derivative Litigation.  The parties to the action have executed a stipulation of settlement, which was submitted to the court and is pending court approval. Under the terms of the settlement agreement, if approved by the court, the Company will pay a settlement fee of $575,000 and implement certain corporate governance changes, in exchange for full release of the Company and all individual defendants, with prejudice, of all state law claims. A final hearing to consider the settlement is set for November 21, 2006. We have accrued the anticipated $575,000 settlement expense.

On May 17, 2004, a purported class action complaint was filed in the United States District Court for the District of Colorado, originally entitled Henderson v. Quovadx, Inc. et al, Case No. 04-M-1006 (OES), against Quovadx, Inc., its former Chief Executive Officer, its former Chief Financial Officer and members of its Board of Directors. The complaint alleged violations of Sections 11 and 15 of the Securities Act, purportedly on behalf of all former stockholders of Rogue Wave Software, Inc. who acquired Quovadx common stock in connection with the Company’s exchange offer effective December 19, 2003. The claims are based upon similar theories and allegations as asserted in the Heller case described above. The court denied plaintiff’s motion to consolidate this action under Section 11 of the Securities Act with the Heller case, which was brought under the Exchange Act. The Company and the individual defendants filed answers to the complaint, denying allegations of wrongdoing and asserting various affirmative defenses. On June 29, 2005, the court appointed the Special Situations Fund III, L.P. (“SSF”), and three other related funds (collectively, “Plaintiffs”) as lead plaintiffs. On July 26, 2005, Plaintiffs filed an amended complaint, under the current Special Situations Fund caption. The amended complaint asserts the same claims as those asserted in the original complaint and includes an additional allegation that the Infotech revenue was falsely recognized as part of a fraud to inflate Quovadx’ stock price for the Rogue Wave acquisition. In August 2005, the court approved the appointment of Special Situations Fund’s counsel as lead plaintiffs’ counsel and the Company and the various independent defendants filed answers to the amended complaint, denying allegations of

QUOVADX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

wrongdoing and asserting various affirmative defenses. On December 1, 2005, Plaintiffs filed a motion for partial summary judgment on the issue of liability under Section 11, which defendants did not oppose, conceding that the subsequently restated third quarter 2003 financial statements incorporated by reference in the registration statement filed by the Company to register the issuance of Quovadx shares to former stockholders of Rogue Wave Software established prima facie misstatement liability for the Company to the plaintiff class under Section 11. On December 23, 2005, Plaintiffs moved to dismiss without prejudice the individual defendants. On May 30, 2006, the court dismissed without prejudice the claims against the individual defendants, leaving the Company as the sole remaining defendant in the litigation. Although the Company has admitted liability with respect to affirmative misstatements in the registration statement, Plaintiffs filed a second motion for partial summary judgment on May 26, 2006, seeking a separate finding of liability against the Company for alleged material omissions from the registration statement. The Company opposed this second motion, in a response filed July 24, 2006. On June 29, 2006, the “Notice of Class Action Lawsuit, Dismissal of Individual Defendants and Request for Information to Class Members” was mailed to class members. The purpose of the request for information was to obtain from class members information that will assist the court in determining the proper amount of damages, if any, for which the Company may be liable. Pursuant to the court’s order, class members had until August 28, 2006, to respond to the request for information or to request exclusion from the class. No class member has requested to be excluded from the class. On October 23, 2006, the Court held a hearing on Plaintiffs’ second motion for partial summary judgment. The Court has taken Plaintiffs’ motion under advisement and has not yet issued any ruling on the motion. At this time, it is not possible for the Company to predict whether the Court will grant Plaintiffs’ motion. Additionally, the Plaintiffs have indicated they intend to seek leave from the court to amend their complaint to add Section 10(b) claims. It is too early to determine whether the Court will permit those claims to be asserted. As a result, we are unable to predict with any degree of certainty whether these claims, if successfully asserted, will result in any additional liability to the company.

The parties have not yet completed their experts’ analysis and discovery on issues regarding damages and causation, nor has the newly raised issue of Plaintiff’s potential assertion of Section (10) claims been submitted to the court for resolution. As a result, it is not yet possible for the Company to reasonably estimate the amount of damages the class members could ultimately recover in the Special Situations Fund case. As part of preliminary settlement negotiations, on March 16, 2006, the Company made a formal offer to the Plaintiffs to settle the case for $3,300,000. The Plaintiffs demand at that time was $13,500,000. Since then, there have been no further settlement discussions. The Company continues to believe that, if settlement negotiations were to resume, $3,300,000 represents a reasonable estimate of the Company’s minimum liability on Plaintiffs’ Section 11 claims and accrued this amount as an expense in the first quarter of 2006. The Company’s liability in a negotiated settlement could materially exceed that amount. Moreover, if the parties do not settle this matter, the case will be set for trial, in which case the Company would be unable to reasonably estimate the probable amount of damages the class would recover after the trial, given the inherent risks and unpredictability associated with a trial. Due to the nature of the Section 11 claims made in this lawsuit and the settlement with the insurance carriers in the Heller class action, we do not believe any insurance proceeds would be available for defense costs, settlement expenses, or judgment, if any, in this action.

On September 29, 2006, the Company offered to enter into a settlement with the Securities and Exchange Commission (“SEC”) to settle the formal SEC investigation initiated April 12, 2004 pursuant to an “Order Directing Private Investigation and Designating Officers to Take Testimony.” The proposed settlement would not involve any financial penalty. The settlement is subject to approval by the SEC. The Company’s understanding is that the Staff of the Enforcement Division intends to recommend to the SEC that the proposed settlement be approved. The settlement relates to an SEC investigation into transactions entered into during the third quarter of 2002 and transactions entered into during 2003 including two distributor contracts totaling approximately $1 million and transactions between Quovadx and Infotech.

The Company is engaged from time to time in routine litigation that arises in the ordinary course of our business.

QUOVADX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Related Party Transactions

The Company acquired its WebAccel product from CMI Corporate Marketing, d/b/a Compuflex International (“Compuflex”) in August, 2003. The current President of our Rogue Wave Software division is the sole stockholder of Compuflex. Through December 31, 2005, the Company paid Compuflex $0.5 million in royalty payments in accordance with the terms of the purchase agreement. For each of the next three years ending on September 30, 2006, 2007 and 2008, the Company is obligated to pay royalty fees to Compuflex equal to 20 percent of the revenue recognized during the preceding four fiscal quarters from sales of WebAccel software license fees. To date there have been no sales of WebAccel and consequently no royalty fees have been paid.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed financial statements and the related notes that appear elsewhere in this document.

FORWARD-LOOKING STATEMENTS

All statements, trend analysis and other information contained in this Quarterly Report on Form 10-Q of Quovadx, Inc. (“Quovadx,” the “Company,” the “Registrant,” “we” or “us”) are forward-looking statements within the meaning of the Private-Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, discussion relative to markets for our products and trends in revenue, gross margins and anticipated expense levels, as well as other statements including words such as “anticipate,” “believe,” “plan,” “estimate,” “expect” and “intend” and other similar expressions. All statements regarding the Company’s expected financial position and operating results, business strategy, financing plans, and forecast trends relating to our industry are forward-looking statements. Such forward looking statements may include, among others:

•	Estimates relative to potential liability for change in control payments and stock compensation expense that could be incurred upon the occurrence of a change of control event.

•	The scope of expenditures, including for the payment of liabilities, for which the Company may require cash in addition to its contractual obligations.

•	Our expected use of cash, cash equivalents and short term investments.

•	The consequences of the Company’s pending legal proceedings.

•	The sufficiency of the Company’s cash and cash equivalents to meet its anticipated liquidity need for the next twelve months and the circumstances under which it might seek other financing.

•	The impact on the Company of its decision to explore strategic alternatives.

Forward-looking statements are subject to business and economic risks and uncertainties, and our actual results of operations may differ materially from those contained in the forward-looking statements. Factors that could cause or contribute to such differences are fully described in our 2005 Annual Report on Form 10-K and updated in Part II, Item 1A. Our risk factors include, but are not limited to, the following:

•	We have historically incurred losses and we may not be able to achieve or sustain profitability.

•	We face risks related to the class action and derivative lawsuits.

•	We face risks related to a formal investigation being conducted by the SEC.

•	As we pursue our strategic initiatives, we are subject to risks that could impair our ability to maintain revenues or successfully implement our strategy.

•	We have a contract with a major customer, the Medical University of South Carolina (“MUSC”), that will terminate in the fourth quarter of 2006. If we do not generate other sources of revenue before this contract terminates, it will adversely affect our future operating results.

•	We operate in an industry with rapidly changing technology and, if we do not successfully modify our products to incorporate new technologies or introduce new products, we may not be able to increase revenue or our revenue may decline.

•	We face increased competition in the marketplace and lengthening sales cycles in each of our divisions that could impact our operations negatively.

•	We face saturated or diminishing markets for some of our key products.

•	A significant portion of our recurring revenue comes from maintenance agreements that require periodic renewals.

•	We have risk in sustaining professional service revenue in our markets.

•	Our Integration Solutions and Rogue Wave Software divisions rely on the effectiveness of channel partners and third-party influencers to help achieve revenue goals. If we fail to maintain and expand these types of relationships, our business may suffer.

•	We rely on third party distributors in our Integration Solutions Division and Rogue Wave Software divisions to report their sales of our software license products accurately and on a timely basis to us in order to report revenue accurately. If they do not report sales of our products to us accurately and in a timely manner, our ability to properly recognize revenue in the appropriate period may be impacted and we risk fluctuations in our revenues.

•	We risk disruption of our customers’ business during a planned relocation of the CareScience data center.

•	Goodwill, other intangible assets and capitalized software make up a significant portion of our total assets and are subject to recurring tests for impairment. We have a history of recording impairments for these assets and future impairments could adversely affect our operating results.

•	We are exposed to infringement risks.

•	We rely on third parties for technology in some of our products.

•	Our products may be affected by unknown software defects.

•	We may be unable to recruit and retain key employees who are essential to our operations.

•	We could incur liabilities related to the regulation, use and misuse of information.

•	If security of our customer and patient information were to be compromised, we could be liable for damages and our reputation could suffer.

•	If compliance with government regulation of healthcare becomes more costly and difficult for our customers, we may be unable to increase revenue in our Integration Solutions and CareScience divisions.

•	As we increase our international sales, we become subject to uncertainties in the international marketplace which could adversely affect our operating results.

•	If we do not establish and maintain our brands, our reputation could be adversely affected.

•	We are regulated by the federal and state government and compliance with current and future labor laws may impact our earnings.

•	The trading price of our common shares has been, and may continue to be, volatile.

•	We have implemented anti-takeover provisions that may adversely impact the market price of our common stock.

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

Executive Summary

The following table represents total revenue amounts and percentages by division (amounts in thousands):

Total Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	Revenue		Percentage		Revenue		Percentage
Division	2006	2005	2006	2005	2006	2005	2006	2005

ISD	$9,653	$9,475	47%	47%	$28,490	$28,456	46%	46%
CareScience	3,739	3,582	18	18	11,692	11,495	19	19
Rogue Wave	7,027	7,129	35	35	21,323	21,510	35	35

Total	$20,419	$20,186	100%	100%	$61,505	$61,461	100%	100%

Total revenue for the three months ended September 30, 2006 increased $0.2 million compared to the same period in 2005 primarily due to increased professional services revenue in CareScience and increased recurring services revenue in ISD.

The following table represents income (loss) from operations by reportable segment before allocations of corporate selling, general and administrative, legal settlement accruals and other income and expenses which are included in the Corporate segment (amounts in thousands):

Income (Loss) from Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
Division	2006	2005	2006	2005

ISD	$1,204	$338	$2,006	$1,309
CareScience	(32)	(38)	416	130
Rogue Wave	2,283	2,631	7,028	7,394
Corporate	(3,433)	(4,640)	(18,841)	(12,289)

Income (loss) from operations	$22	$(1,709)	$(9,391)	$(3,456)

Loss from operations of $9.4 million for the nine months ended September 30, 2006, increased from the loss from operations of $3.5 million in the same period in 2005. The increase of $5.9 million is primarily due to $6.9 million in legal settlement accruals that were recorded in the first quarter of 2006 and a refund of a settlement for $1.0 million recorded in the third quarter associated with class action lawsuits, and a decrease of $0.4 million in operating income in our Rogue Wave segment as a result of increased expenses to support new product initiatives, most notably Hydra. The increase in net income from operations is primarily a result of the $1.0 million refund from the previously announced legal settlement, decreases in cost of revenue as a result of decreased amortization expenses in ISD, decreased research and development expenses due to increased software capitalization in all three division, offset by increased sales and marketing expenses to support new product initiatives in ISD and Rogue Wave.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company relied on significant estimates in preparing the financial statements, allocating the purchase price of its acquisitions to the assets and liabilities acquired, evaluating the adequacy of the allowance for bad debt, the percentage of completion of fixed priced professional service contracts, calculating share-based compensation expense, the recoverability of deferred tax assets and the recoverability of capitalized software costs. Actual results could differ from those estimates. The

Company believes that the accounting policies described below involve a high degree of judgment and complexity. A complete list of the Company’s critical accounting policies and estimates is included in our 2005 Annual Report on Form 10-K. There have been no changes to the accounting policies and estimates described in our 2005 Annual Report on Form 10-K except for the following expanded and new accounting policies for 2006.

Revenue Recognition — Resellers

The Company has distribution contracts with third party resellers. The Company relies upon the resellers to report sales of licenses accurately and timely. Third party resellers may not report sales to the Company in a timely manner or the reports may later be found by the Company to be incomplete. In these instances, the Company recognizes revenue in the period the sales are initially reported or later accurately reported to the Company, provided all revenue recognition criteria have been met under Statement of Position (SOP) 97-2 “Software Revenue Recognition.” Under SOP 97-2 revenue should be recognized when there is persuasive evidence of an arrangement, delivery of the software to the reseller, a fixed or determinable fee, and collectibility is probable. Approximately 3% of the Company’s revenue comes from resellers. In June 2006, we received approximately $0.5 million of revenue from a reseller, which according to information provided by the reseller represented installation of our product from the second half of 2005.

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

		Year Ended
	September 30, 2006	December 31, 2005

Risk free interest rate	4.56%	4.17%
Volatility factor	80.00%	106.00%
Expected option term in years	6.50	7.50

Acquisitions/Dispositions/Recapitalization

On August 31, 2006, the Company announced that it had retained an investment bank to assist the Company in exploring strategic alternatives with the goal of enhancing shareholder value. These alternatives could include, but are not limited to, a recapitalization, strategic acquisition, and/or the combination, sale or merger of the Company or one or more of its divisions. In connection with this initiative, the Company entered into agreements with certain key employees that provide for retention bonuses if the employees remain with the Company as it explores these strategic alternatives. Fifty percent of the retention bonuses will be paid on May 31, 2007 and the remaining 50% of the retention bonus will be paid on March 2, 2008. If a change in control event occurs prior to these vesting dates, the remaining unvested retention bonuses will be immediately payable and the key employees may also be eligible to receive an additional payment if their employment is terminated as a result of the change in control transaction. Further, all unvested stock options and restricted stock awards held by any key employees whose employment is terminated after a change in control will immediately vest.

Also on August 31, 2006, all the executive employment agreements were amended to provide certain additional benefits in the event of a change in control. In addition to other payments described in the executive employment agreements, each executive will receive a lump sum equal to 100% of his or her target bonus for the year in which a change of control event occurs. The acceleration of vesting for unvested equity awards for the executives is controlled by the plans and award agreements related to such equity awards, which include provisions for acceleration of vesting upon the occurrence of a change of control.

In accordance with SFAS 146 “Accounting for Costs Associated with Exit or Disposal Activities”, the Company began accruing for the retention bonuses in September 2006. Since the employees are required to render future service obligations in order to be eligible to receive the retention incentives, the estimated costs for the bonuses will be expensed over the service period. Since the Company is unable to estimate with any reasonable certainty if, or when, a change in control event might occur, or the number of key employees that may be terminated as a result, an estimate of any potential change in control payments cannot be made at this time. In the event of the sale of one or more of the Company’s divisions, or the entire company, the eligible executives would also receive in the aggregate a transaction bonus equal to 1.7% of the sale price.

New Accounting Standards

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statement in accordance with FASB Statement No. 109 “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, account in interim periods, disclosure, and transition. FIN 48 is effective for financial statements issued for fiscal years beginning after December 15, 2006. We are evaluating the impact to of FIN 48 on our consolidated financial condition or results of operations.

Results of Operations

The following table sets forth the statements of operations for the total company as a percent of total revenue for the three months ended September 30, 2006 and 2005:

	Three Months Ended September 30,
	2006		2005
	$	%	$	%	$ Change

Revenue:
Software licenses	$7,078	35%	$7,394	37%	$(316)
Professional services	3,567	17	3,005	15	562
Recurring services	9,774	48	9,787	48	(13)

Total revenue	20,419	100	20,186	100	233
Cost of revenue:
Software licenses	1,707	8	2,411	12	(704)
Professional services	1,889	9	2,255	11	(366)
Recurring services	4,622	23	4,755	24	(133)

Total cost of revenue	8,218	40	9,421	47	(1,203)

Gross profit	12,201	60	10,765	53	1,436
Operating expenses:
Sales and marketing	4,891	24	3,865	19	1,026
General and administrative	3,696	18	4,955	25	(1,259)
Research and development	2,649	13	2,691	13	(42)
Amortization of acquired intangible assets	943	5	963	5	(20)

Total operating expenses	12,179	60	12,474	62	(295)

Income (loss) from operations	22	—	(1,709)	(9)	1,731
Other income (expense), net	(66)	—	42	—	(108)
Interest income, net	237	1	72	1	165

Income (loss) before income taxes	193	1	(1,595)	(8)	1,788
Income tax expense	202	1	103	—	99

Net loss	$(9)	—%	$(1,698)	(8)%	$1,689

Comparison of the Company’s Results for the Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Total revenue.  Total revenue increased $0.2 million, or 1%, to $20.4 million. Software license revenue decreased $0.3 million, or 4%, to $7.1 million. The decrease in license revenue for the third quarter of 2006 is primarily due to lower license revenue in ISD. License revenue in the third quarter of 2005 for ISD included a significant license sale to a customer that did not re-occur in the third quarter of 2006. Professional services revenue increased $0.6 million, or 19%, to $3.6 million, primarily due to additional implementation services in ISD and CareScience.

Cost of revenue.  Cost of revenue decreased $1.2 million, or 13%, to $8.2 million. Cost of revenue decreased due to lower capitalized software amortization expense in ISD due to a fully amortized acquired developed technology asset, and lower third party license royalty expenses in ISD. Professional services and recurring cost of revenue decreased due to lower facility costs in ISD due to office space reductions and relocations that resulted in rent expense savings.

Sales and marketing.  Sales and marketing expenses increased $1.0 million, or 27%, to $4.9 million. The increase is primarily related to increases in salary, travel, share-based compensation, commissions, and recruiting expenses as we expanded our sales force and launched Rogue Wave® Hydra.

General and administrative.  General and administrative expenses decreased $1.3 million, or 25%, to $3.7 million, primarily due to a $1.0 million refund of a litigation settlement payment recorded in the third quarter of 2006, and lower legal expense compared to 2005. Partially offsetting the decreases was an increase in share-based compensation of $0.3 million. In total, share-based compensation expense for the third quarter of 2006 was $0.5 million. Additionally, costs associated with our strategic alternatives process were $0.4 million for the third quarter of 2006.

Other income (expense), net.  The increase in other expense is due to realized losses on foreign currency exchanges in the foreign operations of Rogue Wave in 2006 compared to gains on currency exchanges in 2005. The incerease is due to the change in the exchange rate of the U.S. dollar compared to the British pound and the Euro, based on a weakening dollar.

Interest income, net.  Interest income on cash and cash equivalents increased $0.2 million for the three months ended September 30, 2006 over the same period in 2005 primarily due to higher interest income resulting from improved market yields on investments.

Income tax.  Current income tax expense increased $0.1 million to $0.2 million for the three months ended September 30, 2006. The income tax expense is primarily a result of taxable income in certain of our international operations where previous net operating losses (“NOL’s”) were not available to offset current period taxable income and state income taxes. Income tax expense increased due to increases in international profits and higher state income taxes on increased profits in certain states.

The following table sets forth the statements of operations for the total company as a percent of total revenue for the nine months ended September 30, 2006 and 2005:

	Nine Months Ended September 30,
	2006		2005
	$	%	$	%	$ Change

Revenue:
Software licenses	$22,128	36%	$21,468	35%	$660
Professional services	9,227	15	10,091	16	(864)
Recurring services	30,150	49	29,902	49	248

Total revenue	61,505	100	61,461	100	44
Cost of revenue:
Software licenses	5,643	9	6,831	11	(1,188)
Professional services	5,371	9	7,389	12	(2,018)
Recurring services	14,526	23	13,542	22	984

Total cost of revenue	25,540	41	27,762	45	(2,222)

Gross profit	35,965	59	33,699	55	2,266
Operating expenses:
Sales and marketing	15,141	25	12,285	20	2,856
General and administrative	19,653	32	13,185	22	6,468
Research and development	7,700	12	8,797	14	(1,097)
Amortization of acquired intangible assets	2,862	5	2,888	5	(26)

Total operating expenses	45,356	74	37,155	61	8,201

Loss from operations	(9,391)	(15)	(3,456)	(6)	(5,935)
Other income (expense), net	(167)	—	139	—	(306)
Interest income, net	859	1	276	1	583

Loss before income taxes and cumulative effect of accounting change	(8,699)	(14)	(3,041)	(5)	(5,658)
Income tax expense	397	1	256	—	141

Loss before cumulative effect of accounting change	(9,096)	(15)	(3,297)	(5)	(5,799)
Cumulative effect of accounting change	11	—	—	—	11

Net loss	$(9,085)	(15)%	$(3,297)	(5)%	$(5,788)

Comparison of the Company’s Results for the Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Total revenue.  Software license revenue increased $0.7 million to $22.1 million. Software license revenue increased in Rouge Wave due to increased sales of SOURCEPRO® products and in CareScience due to additional customers, offset by a decrease in ISD license revenue of $0.4 million. ISD license revenue in the third quarter of 2005 included a significant license sale to a customer that did not re-occur in the third quarter of 2006. Professional services revenue decreased $0.9 million, or 9%, to $9.2 million, primarily due to lower revenue in ISD resulting from the closing of a large multi-year, fixed-bid contract in the second quarter of 2005. Recurring services revenue increased $0.2 million to $30.2 million. The increase is primarily attributable to higher transaction based services in ISD and additional incremental services provided to MUSC related to specific outsourcing projects in the first and second quarter of 2006. Offsetting this increase was a decrease in recurring revenue in CareScience. The decrease was a result of achieving certain contractual milestone bonus payments in the first quarter of 2005 that generated additional revenue, which were not available in 2006 due to changes in the associated contract. Also, in the third quarter of 2006, a third-party outsourcing contract was renewed with a lower scope of work.

Cost of revenue.  Cost of revenue decreased $2.2 million, or 8%, to $25.5 million. Software licenses cost of revenue decreased $1.2 million, or 17%, due to lower capitalized software amortization expense as a result of a fully amortized acquired developed technology asset, and lower third party license royalty expenses in ISD. Professional services costs decreased $2.0 million, or 27%, primarily due to decreases in salary and related expenses as a result of lower staffing and consulting levels resulting from the exit from legacy fixed-bid service contracts that ended in the first half of 2005. Additionally, facility costs were lower in ISD related to recent office space reductions that resulted in rent expense savings. Recurring services costs increased $1.0 million, or 7%, to $14.5 million. The increase is attributable to higher third party contracting costs in ISD to complete incremental outsourcing projects at MUSC. Partially offsetting the increase was a decrease in third party contractor costs in CareScience.

Sales and marketing.  Sales and marketing expenses increased $2.9 million, or 23%, to $15.1 million. The increase is primarily related to increases in salary, travel, share-based compensation, commissions, and recruiting expenses as we expanded our sales force and launched Rogue Wave® Hydra.

General and administrative.  General and administrative expenses increased $6.5 million, or 49%, to $19.7 million, due to $6.9 million in legal accruals that were recorded in the first quarter of 2006 and a $1.0 million refund recorded in the third quarter associated with class action lawsuits, an insurance reimbursement of $0.9 million to cover litigation expenses that was recorded as a credit to expenses in the third quarter of 2005, and higher bad debt expenses of $0.5 million as a result of recoveries that were recorded in 2005 that did not re-occur in 2006. Additionally, stock based compensation expense increased by $0.9 million due to the implementation of SFAS No. 123R. In total, share-based compensation expense for the nine months ended September 30, 2006 was $1.5 million. Partially offsetting the increases was a decrease in auditing expenses of $0.6 million and lower professional services costs of $0.8 million as a result of lower consulting costs. Also, costs associated with our strategic alternatives process announced in August were $0.4 million for the third quarter of 2006.

Research and development.  Research and development costs decreased because software development capitalization increased to $3.4 million for the nine months ended September 30, 2006, compared to $0.5 million in 2005, which is attributable to our new product development in all three divisions. Also, facility costs in ISD decreased as a result of expense savings realized through facility consolidation and relocation. Offsetting these decreases were expenses associated with the hiring of additional staff, primarily in Rogue Wave and ISD to support new product initiatives.

Other income (expense), net.  The increase in other expense is due to realized losses on foreign currency exchanges in the foreign operations of Rogue Wave in 2006 compared to gains on currency exchanges in 2005 as a result of the change in the exchange rate of the U.S. dollar compared to the British pound and the Euro, based on a weakening dollar.

Interest income, net.  Interest income on cash and cash equivalents increased for the nine months ended September 30, 2006 over the same period in 2005 primarily due to interest received on a note receivable from a customer and higher market yields earned on investments and cash held on deposit. The note receivable was paid in full in the first quarter of 2006.

Income tax.  Current income tax expense increased $0.2 million to $0.4 million for the nine months ended September 30, 2006. The income tax expense is primarily a result of taxable income in certain of our international operations where NOL’s were not available to offset current period taxable income and state income taxes. Income tax expense increased due to increases in international profits and higher state income taxes on increased profits in certain states.

Results of Division Operations for the Three and Nine Months Ended September 30, 2006 Compared to Three and Nine Months Ended September, 2005

Integration Solutions Division

The following table sets forth financial data for the three and nine months ended September 30, 2006 and 2005 (in thousands):

	Three Months Ended September 30,					Nine Months Ended September 30,
	2006		2005			2006		2005
	$	%	$	%	$ Change	$	%	$	%	$ Change

Revenue:
Software licenses	$1,558	16%	$2,148	23%	$(590)	$5,409	19%	$5,800	20%	$(391)
Professional services	1,550	16	1,384	14	166	3,716	13	4,831	17	(1,115)
Recurring services	6,545	68	5,943	63	602	19,365	68	17,825	63	1,540

Total revenue	9,653	100	9,475	100	178	28,490	100	28,456	100	34
Cost of revenue:
Software licenses	601	6	1,342	14	(741)	2,383	8	3,375	12	(992)
Professional services	922	10	1,424	15	(502)	2,779	10	4,941	17	(2,162)
Recurring services	3,703	38	3,656	39	47	11,406	40	9,982	35	1,424

Total cost of revenue	5,226	54	6,422	68	(1,196)	16,568	58	18,298	64	(1,730)

Gross profit	4,427	46	3,053	32	1,374	11,922	42	10,158	36	1,764
Operating expenses:
Sales and marketing	2,002	21	1,525	16	477	6,466	23	4,896	17	1,570
General and administrative	160	2	225	2	(65)	487	2	574	2	(87)
Research and development	883	9	767	8	116	2,395	8	2,785	10	(390)
Amortization of acquired intangible assets	178	2	198	2	(20)	568	2	594	2	(26)

Total operating expenses	3,223	34	2,715	28	508	9,916	35	8,849	31	1,067

Income from operations	$1,204	12%	$338	4%	$866	$2,006	7%	$1,309	5%	$697

For the three and nine months ended September 30, 2006, license revenue decreased primarily due to the timing of a significant license sale in 2005 that did not re-occur in 2006. For the nine-month period, professional services revenue has decreased $1.1 million, or 23%, due to the closing of a large multi-year, fixed-bid contract in the second quarter of 2005. Offsetting these decreases was an increase in recurring services revenue of $1.5 million for the nine-month period primarily due to increased transaction based revenue from additional sales of our Cash Accelerator/InsureNet product hosting and an increase in implementation services provided to MUSC related to specific outsourcing projects.

The outsourcing contract with the MUSC represents $9.7 million in revenue, which is approximately 16% of total Company revenue and 34% of total ISD revenue for the nine months ended September 30, 2006. The contract with MUSC will terminate in November 2006. We have an agreement to continue performance under the same terms and conditions of the current contract through December 2006.

Cost of revenue decreased $1.7 million to $16.6 million for the nine months ended September 30, 2006 primarily as a result of lower costs due to the closing of the fixed-bid contracts in 2005, lower software amortization expenses due to a fully amortized acquired developed technology asset, lower third-party license royalty expenses and lower facility costs. Offsetting these decreases was an increase in recurring services costs due primarily to additional contract costs to support the additional implementation services provided to MUSC.

Operating expenses increased $1.1 million, or 12%, to $9.9 million for the nine months ended September 30, 2006. Sales and marketing increased $1.6 million, or 32%, to $6.5 million, due to additional salary and related expenses as we expanded our sales force. Partially offsetting the increase was a decrease in research and development of $0.4 million due to the capitalization of $1.1 million of software development costs for the nine months ended September 30, 2006 compared to $0.5 million in 2005, and decreased facility costs.

CareScience Division

The following table sets forth financial data for the three and nine months ended September 30, 2006 and 2005 (in thousands):

	Three Months Ended September 30,					Nine Months Ended September 30,
	2006		2005			2006		2005
	$	%	$	%	$ Change	$	%	$	%	$ Change

Revenue:
Software licenses	$1,499	40%	$1,302	36%	$197	$4,622	39%	$3,928	34%	$694
Professional services	1,744	47	1,403	39	341	4,888	42	4,441	39	447
Recurring services	496	13	877	25	(381)	2,182	19	3,126	27	(944)

Total revenue	3,739	100	3,582	100	157	11,692	100	11,495	100	197
Cost of revenue:
Software licenses	643	17	666	19	(23)	1,935	17	2,127	18	(192)
Professional services	710	19	628	17	82	1,854	16	1,868	16	(14)
Recurring services	696	19	886	25	(190)	2,392	20	2,826	25	(434)

Total cost of revenue	2,049	55	2,180	61	(131)	6,181	53	6,821	59	(640)

Gross profit	1,690	45	1,402	39	288	5,511	47	4,674	41	837
Operating expenses:
Sales and marketing	522	14	387	11	135	1,496	13	1,350	12	146
General and administrative	191	5	125	3	66	584	5	399	4	185
Research and development	703	19	622	17	81	2,097	18	1,877	16	220
Amortization of acquired intangible assets	306	8	306	9	—	918	8	918	8	—

Total operating expenses	1,722	46	1,440	40	282	5,095	44	4,544	40	551

Income (loss) from operations	$(32)	(1)%	$(38)	(1)%	$6	$416	3%	$130	1%	$286

Software license revenue increased $0.7 million to $4.6 million and professional services revenue increased $0.5 million to $4.9 million for the nine months ended September 30, 2006, as a result of additional customers. Partially offsetting the increase was a decrease in recurring services revenue as a result of achieving certain contractual milestone bonus payments in the first quarter of 2005 that generated additional revenue which was not available in 2006 due to changes in the contract. Also, in the third quarter of 2006, a third-party outsourcing contract was renewed with a lower scope of work.

Cost of revenue decreased 9% to $6.2 million for the nine month ended September 30, 2006, due primarily to decreases in salary and related expenses as a result of lower staffing levels and a decrease in third party contractor costs.

Operating expenses increased $0.6 million, or 12%, to $5.1 million for the nine months ended September 30, 2006. The increase was primarily a result of higher sales and marketing costs related to an expanded and fully-staffed sales force in 2006 compared to 2005 and increased research and development expenses due to expanded development efforts to support new product development such as Standards of Care. Additionally, general and administrative expenses increased due to additional share-based compensation, increased facility expenses and recruiting expenses to support the sales and product development areas.

Rogue Wave Software Division

The following table sets forth financial data for the three and nine months ended September 30, 2006 and 2005 (in thousands):

	Three Months Ended September 30,					Nine Months Ended September 30,
	2006		2005			2006		2005
	$	%	$	%	$ Change	$	%	$	%	$ Change

Revenue:
Software licenses	$4,021	57%	$3,944	55%	$77	$12,097	57%	$11,740	55%	$357
Professional services	273	4	218	3	55	623	3	819	4	(196)
Recurring services	2,733	39	2,967	42	(234)	8,603	40	8,951	41	(348)

Total revenue	7,027	100	7,129	100	(102)	21,323	100	21,510	100	(187)
Cost of revenue:
Software licenses	463	7	403	6	60	1,325	6	1,329	6	(4)
Professional services	257	4	203	3	54	738	4	580	3	158
Recurring services	223	3	213	3	10	728	3	734	3	(6)

Total cost of revenue	943	14	819	12	124	2,791	13	2,643	12	148

Gross profit	6,084	86	6,310	88	(226)	18,532	87	18,867	88	(335)
Operating expenses:
Sales and marketing	2,047	29	1,683	23	364	6,196	29	5,274	25	922
General and administrative	232	3	235	3	(3)	724	3	688	3	36
Research and development	1,063	15	1,302	18	(239)	3,208	15	4,135	19	(927)
Amortization of acquired intangible assets	459	7	459	7	—	1,376	7	1,376	7	—

Total operating expenses	3,801	54	3,679	51	122	11,504	54	11,473	54	31

Income from operations	$2,283	32%	$2,631	37%	$(348)	$7,028	33%	$7,394	34%	$(366)

License revenue increased $0.4 million for the nine months ended September 30, 2006, due primarily to higher revenue from the sale of SOURCEPRO® products. Recurring services decreased $0.3 million for the same period due primarily to a decrease in renewals of Lightweight Enterprise Integration Framework (LEIF) maintenance contracts. We have executed some contracts for the new product Rogue Wave® Hydra, but the total amount of these contracts was not material to the total license or recurring revenue recorded for the division in the current period.

Cost of revenue increased for the nine months ended September 30, 2006, due primarily to increase salaries and related expenses due to additional headcount for Rogue Wave® Hydra proof-of-concept projects.

Sales and marketing expenses increased $0.9 million primarily due to increased salaries and related expenses and marketing efforts and related to the launch of Rogue Wave® Hydra. Research and development expenses decreased $0.9 million primarily as a result of capitalizing $1.6 million of software development costs related to new product development efforts associated with our Rogue Wave® Hydra product in 2006.

Liquidity and Capital Resources

Cash requirements

On September 30, 2006, the Company had $5.2 million in open purchase commitments for services, contractors, and capital purchases. Open purchase orders include contractual obligations for corporate and division operational expenditures and commitments for spending on product initiatives that will be paid over the next twelve months.

In addition to our contractual obligations, we anticipate that we will require cash to:

•	Defend and settle remaining outstanding class action and derivative lawsuits, including indemnification agreements which require us to reimburse reasonable defense costs of six former officers and employees;

•	Continue to fund ongoing operations, including the addition of sales, product and infrastructure support personnel;

•	Continue to invest in new product development and market penetration strategies, including ISD’s Intelligent Health Broker Suite, CareSciencetm Standards of Care and Rogue Wave® Hydra;

•	Invest in additional hardware and software to maintain and enhance our existing networks and software applications;

•	Complete leasehold improvements to our facilities; and

•	Explore strategic alternatives.

Sources and Uses of Cash

Cash provided by (used in) operating, investing and financing activities is summarized as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Operating activities	$3,093	$4,354	$2,830	$7,571
Investing activities	(1,051)	(9,331)	(5,733)	(10,236)
Financing activities	12	134	270	789

For the three months ended September 30, 2006, cash provided by operations in 2006 of $3.1 million is primarily the result of the improved collection efforts in the third quarter of 2006. For the nine month comparative period, cash from operations was impacted significantly by the $3.0 million payment into escrow made in April to settle the Section 10(b) class action lawsuit as well as improved overall collection efforts in 2006 compared to 2005.

The decrease in cash used in investing activities in 2006 compared to 2005 is a result of net activity for 2006 totaling to net sales of short-term investments while in 2005 the activity involved net purchases rather than sales of short-term investments. Offsetting short-term investment activity were increases in capital expenditures and capitalized software costs resulting from the Company’s initiatives to invest in new products and additional IT infrastructure.

Net cash flows from financing activities in the first nine months of 2006 and 2005 resulted from the exercise of stock options and proceeds from the company’s employee stock purchase plan. With the changes that were made to the plan in 2006 that included the elimination of the “look-back” purchase provision and the reduction in the discount on the stock purchase date, employee participation has declined significantly. This has resulted in a lower source of cash from financing activities for the company.

The positive effect of foreign currency exchange rate changes on cash was $0.8 million in the nine months ended September 30 2006, compared to a negative foreign currency translation impact of $0.8 million in 2005. The positive effect in 2006 was the result of changes in the exchange rate of the U.S. dollar compared to the British pound and the Euro, based on a weakening dollar.

We expect to use our cash, cash equivalents and short-term investments primarily for general corporate purposes, working capital, capital expenditures, fund our operations, continue expanding our product offerings and to defend and settle lawsuits or pay judgments. The amounts and timing of our actual expenditures will depend upon numerous factors, including the status of our product development efforts, marketing and sales activities and the amount of cash generated by or used in our operations, competition, whether we complete any acquisitions, and the final resolution of class action lawsuits. We may find it necessary or advisable to use portions of our cash and cash equivalents for other purposes. Pending use of our cash, cash equivalents and short-term investments for the above purposes, we intend to invest such funds in short-term, interest-bearing, investment-grade securities.

Commitments

The Company acquired its WebAccel product from CMI Corporate Marketing, d/b/a Compuflex International (“Compuflex”) in August 2003. An executive officer of the Company is the sole stockholder of Compuflex. Through December 31, 2005, the Company paid Compuflex $500,000 in royalty payments in accordance with the terms of the purchase agreement. For each of the next three years ending on September 30, 2006, 2007 and 2008, the Company is obligated to pay royalty fees to Compuflex equal to 20% of the revenue recognized during the preceding four fiscal quarters from sales of WebAccel software license fees. To date, there have been no sales of WebAccel.

Assessment of Future Liquidity

The Company’s cash and cash equivalents balances are expected to be sufficient to meet its anticipated liquidity needs to fund ongoing operations, for working capital, capital expenditures, lawsuit defense costs, fund our strategic alternative evaluation process, and settlements costs for the next twelve months. If additional capital resources were required to fund ongoing operations, for working capital or to grow our business internally or by acquisition, we may seek other financing arrangements. We cannot be assured that any financing arrangements will be available in amounts or on terms acceptable to us in the future. In making this assessment, we have considered:

•	Our consolidated cash, cash equivalents, short-term investments and restricted cash of $30.6 million as of September 30, 2006;

•	The amount of cash expected to defend and settle lawsuits; and

•	The anticipated level of capital expenditures during the remainder of 2006 and 2007.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act of 1934, as of September 30, 2006. This included an evaluation of disclosure controls and procedures applicable to the period covered by and existing through the filing of this periodic report. Based on that review, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information the Company is required to disclose in its reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported accurately.

The Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, were effective to ensure that information required to be disclosed in this September 30, 2006 Form 10-Q were accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Internal Controls over Financial Reporting

During the three months ending September 30, 2006, we made no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

Contingencies

On November 14, 2001, a stockholder class action complaint was filed in the United States District Court, Southern District of New York. On April 19, 2002, plaintiffs filed an amended complaint. The amended complaint asserts that the prospectus for the Company’s February 10, 2000 initial public offering (“IPO”) failed to disclose certain alleged improper actions by various underwriters for the offering in the allocation of shares in the Company’s IPO. The amended complaint alleges claims against certain underwriters, the Company and certain officers and directors under the Securities Act of 1933, as amended (the “Securities Act”) and the Securities Exchange Act of 1934, as amended (the “Exchange Act”)(Bartula v. XCare.net, Inc., et al., Case No. 01-CV-10075). Similar complaints were filed concerning more than 300 other IPO’s; all of these cases have been coordinated as In re Initial Public Offering Securities Litigation, 21 MC 92. In a negotiated agreement, individual defendants, including all of the individuals named in the complaint filed against the Company, were dismissed without prejudice, subject to a tolling agreement. Issuer and underwriter defendants in these cases filed motions to dismiss and, on February 19, 2003, the court issued an opinion and order on those motions that dismissed selected claims against certain defendants, including the Rule 10b-5 fraud claims under the Exchange Act against the Company, leaving only the Section 11 strict liability claims under the Securities Act against the Company. A committee of our Board of Directors has approved a settlement proposal made by the plaintiffs. On February 15, 2005, the court issued an order granting conditional preliminary approval of the settlement. On August 31, 2005, the court entered an order confirming its preliminary approval of the settlement. On April 24, 2006, the court held a fairness hearing in connection with the motion for final approval of the settlement, but has not yet issued a ruling on the motion for final approval at the fairness hearing. The settlement remains subject to a number of conditions, including final approval of the court. Specifically, under the terms of the settlement, in exchange for a $1 billion guaranteed recovery to be divided pro rata by participating issuer defendants and an assignment of claims that the issuer defendants may have against the underwriter defendants, the plaintiffs would dismiss with prejudice and release their claims against the issuer defendants, including the Company. The Company’s director and officer insurance policy covering these claims is expected to be sufficient to cover any share of the recovery that is ultimately allocated to the Company. If the settlement is not achieved, the Company will continue to aggressively defend against the claims. We do not believe that the outcome of this action will have a material adverse effect on our financial position, results of operations or liquidity; however, litigation is inherently uncertain and we can make no assurance as to the ultimate outcome or effect.

On March 18, 2004, a purported class action complaint was filed in the United States District Court for District of Colorado, entitled Smith v. Quovadx, Inc. et al, Case No. 04-M-0509, against Quovadx, Inc., its former Chief Executive Officer and its former Chief Financial Officer. The complaint alleged violations of Section 10(b) and Section 20(a) of the Exchange Act, purportedly on behalf of all persons who purchased Quovadx common stock from October 22, 2003 through March 15, 2004. The claims were based upon allegations the Company (i) purportedly overstated its net income and earnings per share during the class period, (ii) purportedly recognized revenue from contracts between the Company and Infotech Networks Group (“Infotech”) prematurely, and

(iii) purportedly lacked adequate internal controls and was therefore unable to ascertain the financial condition of the Company. The action sought damages against the defendants in an unspecified amount. Thereafter, eight additional, nearly identical class action complaints were filed in the same court based on the same facts and allegations. Subsequently, all but one of the actions, entitled Heller v. Quovadx, Inc., et al., Case No. 04-M-0665 (OES) (D. Colo.), were dismissed. On June 10, 2004, the plaintiff in Heller filed a first amended complaint, which asserts the same claims as those asserted in the original complaint, and includes allegations regarding the Company’s accounting for certain additional transactions. On September 8, 2004, the court approved the appointment of David Heller as lead plaintiff. On September 29, 2004, the court denied defendants’ motions to dismiss the first amended complaint and approved the appointment of Mr. Heller’s counsel as lead plaintiff’s counsel. On October 14, 2004, the Company and the other defendants filed answers to the first amended complaint, denying allegations of wrongdoing and asserting various affirmative defenses. On April 12, 2005, the court issued an order certifying as a class all persons (except insiders) who purchased or otherwise acquired Quovadx stock on the open market between October 22, 2003 and March 15, 2004. On January 13, 2005, the court entered a scheduling order in the case. In November 2005, the court vacated the January 13, 2005 scheduling order, in anticipation that the court would enter a coordinated scheduling order in conjunction with a scheduling order in Special Situations Fund III, L.P. et al. v. Quovadx, Inc. et al., Case No. 04-M-1006 (OES) (“Special Situations Fund”) (see below). A scheduling conference was held February 24, 2006, at which the court further delayed scheduling to allow the parties time to complete settlement negotiations (discussed below). No trial date has been set.

On December 13 and 14, 2005, a voluntary mediation was held among the following parties: plaintiffs in each of the Heller, Special Situations Fund and the derivative cases described below; the Company; the individual director defendants; the former officer defendants; and the various director and officer insurance carriers. As a result of the mediation and subsequent discussions, the parties reached a preliminary understanding to settle the Heller case and the derivative cases. Also, the Company reached an understanding with the director and officer insurance carriers for a settlement under the applicable policies. These understandings, including the understanding with the insurance carriers and the former officers, were contingent on material agreements among the parties that were not achieved until late March 2006. Final agreements among the various parties ultimately were reached and a memorandum of understanding (MOU) documenting the settlement with the plaintiffs in the Heller case was executed as of April 4, 2006. Under the terms of the MOU, the class plaintiffs would have received $10.0 million in exchange for their release of the Company and the individual defendants, with prejudice, from all claims under Sections 10(b) and 20(a) of the Exchange Act. As of March 31, 2006, the Company accrued $3.0 million as a settlement expense. In April we paid that sum, and our insurance carriers paid $7.0 million, into a settlement fund established by the lead plaintiff’s counsel. On July 25, 2006, the parties executed the stipulation of settlement, which was submitted to the court for preliminary approval. The agreement excluded claims made under Sections 11 and 15 of the Securities Act, which have been brought in another class action lawsuit, the Special Situations Fund lawsuit, which also arose out of the Company’s 2004 restatement of financial results and is still pending. The agreement purported to include any claims under Section 10(b) that the Special Situations Fund class plaintiffs might have.

On October 11, 2006, the court denied approval of the Heller settlement agreement on the grounds that the proposed settlement purported to settle claims on behalf of a settlement class that is broader than the class that was certified by the court for trial purposes — namely, the inclusion of the Special Situations Fund class plaintiffs to the extent of their Section 10(b) claims. The parties in the Heller case have subsequently reached a modified agreement in principle in which the settlement class members would receive $9.0 million in exchange for the release, with prejudice, of their claims against the Company and the individual defendants under Sections 10(b) and 20(a) of the Exchange Act. This modified agreement would exclude all potential claims by the Special Situations Fund class plaintiffs (described below). When finalized, the amended stipulation of settlement will be submitted to the court for preliminary approval. In a related agreement, the Heller plaintiffs have unconditionally returned $1 million to the Company from the settlement fund as an excess payment under the modified settlement agreement. As a result of this refund, we recorded this $1 million recovery in the third quarter financial statements and we reduced our previously recorded settlement accrual of $3 million to $2 million. It is not possible at this time to know whether the modified settlement agreement, when finalized and submitted, will be approved by the court.

On March 22, 2004, a stockholder derivative action was filed in the District Court of Colorado, County of Arapahoe, entitled Marcoux v. Brown et al, against the members of the Board of Directors and certain former officers of Quovadx alleging breach of fiduciary duty and other violations of state law. The Company is named solely as a nominal defendant against which no recovery is sought. This complaint generally is based on similar facts and circumstances as alleged in the class action complaint discussed above, alleging that the defendants misrepresented Quovadx financial projections and that one of the defendants violated state laws relating to insider trading. The action seeks damages in an unspecified amount against the individual defendants, disgorgement of improper profits and attorney’s fees, among other forms of relief. On or about April 21, 2004, a second, nearly identical stockholder derivative complaint, seeking the same relief, was filed in the United States District Court for the District of Colorado, entitled Thornton v. Brown, et al. On or about May 20, 2004, a third, nearly identical stockholder derivative complaint, seeking the same relief, was filed in the District Court of Colorado, County of Arapahoe, entitled Jaroslawicz v. Brown, et al. The three stockholder derivative actions are now all pending in the Colorado state court. The court has consolidated the three actions into a single consolidated action under In re Quovadx, Inc. Derivative Litigation. The parties to the action have executed a stipulation of settlement, which was submitted to the court and is pending court approval. Under the terms of the settlement agreement, if approved by the court, the Company will pay a settlement fee of $575,000 and implement certain corporate governance changes, in exchange for full release of the Company and all individual defendants, with prejudice, of all state law claims. A final hearing to consider the settlement is set for November 21, 2006. We have accrued the anticipated $575,000 settlement expense.

On May 17, 2004, a purported class action complaint was filed in the United States District Court for the District of Colorado, originally entitled Henderson v. Quovadx, Inc. et al, Case No. 04-M-1006 (OES), against Quovadx, Inc., its former Chief Executive Officer, its former Chief Financial Officer and members of its Board of Directors. The complaint alleged violations of Sections 11 and 15 of the Securities Act, purportedly on behalf of all former stockholders of Rogue Wave Software, Inc. who acquired Quovadx common stock in connection with the Company’s exchange offer effective December 19, 2003. The claims are based upon similar theories and allegations as asserted in the Heller case described above. The court denied plaintiff’s motion to consolidate this action under Section 11 of the Securities Act with the Heller case, which was brought under the Exchange Act. The Company and the individual defendants filed answers to the complaint, denying allegations of wrongdoing and asserting various affirmative defenses. On June 29, 2005, the court appointed the Special Situations Fund III, L.P. (“SSF”), and three other related funds (collectively, “Plaintiffs”) as lead plaintiffs. On July 26, 2005, Plaintiffs filed an amended complaint, under the current Special Situations Fund caption. The amended complaint asserts the same claims as those asserted in the original complaint and includes an additional allegation that the Infotech revenue was falsely recognized as part of a fraud to inflate Quovadx’ stock price for the Rogue Wave acquisition. In August 2005, the court approved the appointment of Special Situations Fund’s counsel as lead plaintiffs’ counsel and the Company and the various independent defendants filed answers to the amended complaint, denying allegations of wrongdoing and asserting various affirmative defenses. On December 1, 2005, Plaintiffs filed a motion for partial summary judgment on the issue of liability under Section 11, which defendants did not oppose, conceding that the subsequently restated third quarter 2003 financial statements incorporated by reference in the registration statement filed by the Company to register the issuance of Quovadx shares to former stockholders of Rogue Wave Software established prima facie misstatement liability for the Company to the plaintiff class under Section 11. On December 23, 2005, Plaintiffs moved to dismiss without prejudice the individual defendants. On May 30, 2006, the court dismissed without prejudice the claims against the individual defendants, leaving the Company as the sole remaining defendant in the litigation. Although the Company has admitted liability with respect to affirmative misstatements in the registration statement, Plaintiffs filed a second motion for partial summary judgment on May 26, 2006, seeking a separate finding of liability against the Company for alleged material omissions from the registration statement. The Company opposed this second motion, in a response filed July 24, 2006. On June 29, 2006, the “Notice of Class Action Lawsuit, Dismissal of Individual Defendants and Request for Information to Class Members” was mailed to class members. The purpose of the request for information was to obtain from class members information that will assist the court in determining the proper amount of damages, if any, for which the Company may be liable. Pursuant to the court’s order, class members had until August 28, 2006, to respond to the request for information or to request exclusion from the class. No class member has requested to be excluded from the class. On October 23, 2006, the Court held a hearing on Plaintiffs’ second motion for partial summary judgment. The Court has taken Plaintiffs’ motion under advisement and has not yet issued any ruling on the motion. At this time, it is not possible for the Company to predict whether the Court will grant Plaintiffs’ motion. Additionally, the Plaintiffs have indicated they intend to seek leave from the court to amend their complaint to add Section 10(b) claims. It is too early to determine whether the Court will permit those claims to be asserted. As a result, we are unable to predict with any degree of certainty whether these claims, if successfully asserted, will result in any additional liability to the company.

The parties have not yet completed their experts’ analysis and discovery on issues regarding damages and causation, nor has the newly raised issue of Plaintiff’s potential assertion of Section (10) claims been submitted to the court for resolution. As a result, it is not yet possible for the Company to reasonably estimate the amount of damages the class members could ultimately recover in the Special Situations Fund case. As part of preliminary settlement negotiations, on March 16, 2006, the Company made a formal offer to the Plaintiffs to settle the case for $3,300,000. The Plaintiffs demand at that time was $13,500,000. Since then, there have been no further settlement discussions. The Company continues to believe that, if settlement negotiations were to resume, $3,300,000 represents a reasonable estimate of the Company’s minimum liability on Plaintiffs’ Section 11 claims and accrued this amount as an expense in the first quarter of 2006. The Company’s liability in a negotiated settlement could materially exceed that amount. Moreover, if the parties do not settle this matter, the case will be set for trial, in which case the Company would be unable to reasonably estimate the probable amount of damages the class would recover after the trial, given the inherent risks and unpredictability associated with a trial. Due to the nature of the Section 11 claims made in this lawsuit and the settlement with the insurance carriers in the Heller class action, we do not believe any insurance proceeds would be available for defense costs, settlement expenses, or judgment, if any, in this action.

On September 29, 2006, the Company offered to enter into a settlement with the Securities and Exchange Commission (“SEC”) to settle the formal SEC investigation initiated April 12, 2004 pursuant to an “Order Directing Private Investigation and Designating Officers to Take Testimony.” The proposed settlement would not involve any financial penalty. The settlement is subject to approval by the SEC. The Company’s understanding is that the Staff of the Enforcement Division intends to recommend to the SEC that the proposed settlement be approved. The settlement relates to an SEC investigation into transactions entered into during the third quarter of 2002 and transactions entered into during 2003 including two distributor contracts totaling approximately $1 million and transactions between Quovadx and Infotech.

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

Certain former officers, independent directors and the Company have been named defendants in the pending Heller and Special Situations Fund class action lawsuits and in the derivative lawsuits. In the Heller class action, the court denied approval of the original $10 million settlement and the parties have agreed upon an amended settlement for $9 million, all of which was previously funded. An amended stipulation of settlement will be submitted to the court and, if approved by the court, will be submitted to the class members. If the court does not approve the settlement or a significant number of the class members opt out of the settlement, the settlement may unwind and the parties could resume litigation with its inherent uncertainty. An unfavorable litigation outcome would affect the Company’s cash position and could have a material adverse impact on our business and financial prospects.

In the Special Situations Fund class action, the individual defendants have been dismissed, the Company has admitted liability and is preparing for litigation on the question of damages. An unfavorable outcome in that lawsuit would have a material adverse effect on the Company’s cash position and could have a material adverse impact on our business and financial prospects. Additionally, the changes to the Heller settlement and/or the findings and outcome of pending SEC investigations into our accounting practices could adversely affect the ultimate outcome of this lawsuit.

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

As we pursue our strategic initiatives, we are subject to risks that could impair our ability to maintain revenues or successfully implement our strategy.

On August 31, 2006 we announced that we retained an investment bank to act as a financial advisor to assist us in exploring strategic alternatives to realize the Company’s potential and enhance shareholder value. These alternatives could include, but are not limited to, a recapitalization, strategic acquisition, and/or the combination, sale or merger of the Company or one or more of its divisions. Pursuit of strategic alternatives may cause existing employees to consider new opportunities, and it may be difficult to recruit new employees given the potential for change in the future structure of the company. While we have taken steps to support employee retention, there can be no assurances that key employees will not leave the Company. If key employees were to leave the Company, it may impair our ability to meet commitments and sustain revenue. Additionally, strategic alternative activities will require us to incur significant expenses unrelated to normal business operations for retention incentives, legal, financial and tax advisory services, may divert management’s focus from maintaining and improving revenue and cash flows and could disrupt our ongoing business. We also face the risk that the strategic alternatives process announced may not result in any transactions and, as a result, we may not be able to enhance shareholder value as a result of this strategy.

We have a contract with a major customer, the Medical University of South Carolina, that will terminate in the fourth quarter 2006. If we do not generate other sources of revenue before this contract terminates, it will adversely affect our future operating results.

An ISD outsourcing contract with the Medical University of South Carolina, representing approximately 16% of total Company revenue for the nine months ended September 30, 2006, will terminate in November 2006. We have an agreement to continue performance under the same terms and conditions of the current contract through December 2006. Revenue from this customer represented approximately 15%, 16%, and 20% of total Company revenue, for the years ended December 31, 2005, 2004 and 2003, respectively. Revenue from this customer represented approximately 34% of total ISD revenue for the nine months ended September 30, 2006, and 32%, 33% and 24% of total ISD revenue for the years ended December 31, 2005, 2004 and 2003, respectively. Unless we are able to replace the revenue, total revenue and results of operations for the ISD and the Company beginning in 2007 would be adversely impacted.

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

We have recently experienced declines in services revenue and the decline may continue or accelerate which could have a material adverse effect on our financial condition. We realize a significant percentage of revenue in ISD from professional services which have lower margins than our software license and maintenance revenues. A significant portion of ISD professional services revenue is generated from the implementation of our software for our customers that buy software licenses. Recent growth in our software license revenue has come from indirect channels that historically have not generated the same degree of related professional services revenue. Professional services are a very competitive market that is highly dependent on the quality of our staff, pricing and reputation. ISD typically faces much larger competitors in this segment of the business, who have considerably more resources than we have. ISD also faces competition from smaller private companies that can be more cost competitive. Our vulnerability to competition could result in further declines in our services revenue. In addition, professional service development projects require close collaboration with the client, particularly in managing the change-order process, and present factors that are often outside of our control. The length and nature of these projects expose us to the risks of not completing the project on time or at all, of not meeting client expectations, or not staying within budget, any of which may cause customers to delay payment for work performed or could lead to complex and expensive litigation, any of which could have a material adverse affect on revenue, cause the margin for these projects to decrease, and negatively impact our ability to grow this segment of our business.

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

We risk disruption of our customer’s business during a planned relocation of the CareScience data center.

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

We are regulated by the federal and state government and compliance with current and future labor laws may impact our earnings.

Federal and state laws govern our relationships with employees, including the Fair Labor Standards Act and applicable minimum wage requirements, overtime, employment tax rates, family leave, working conditions, safety standards and citizenship requirements. The impact of current laws and regulations, the effect of future changes in laws or regulations that impose additional requirements and the consequences of litigation relating to current or future laws and regulations could increase our compliance and other costs of doing business and therefore, have an adverse effect on our results of operations. Failure to comply with the laws and regulatory requirements of federal, state and local authorities could result in, among other things, administrative enforcement actions, fines and civil and criminal liability. All Company operations are believed to be in material compliance with all applicable laws and regulations, but changes or different interpretations of the laws could affect our compliance and result in an action against us that could materially adversely affect our financial position.

Item 6.	Exhibits

(a) Exhibit Index.  The following exhibits are included herein:

Exhibit
Number		Description of Document

10	.1*	Amended and Restated 1999 Director Option Plan effective July 1, 2006 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Registrant, filed on July 21, 2006).

10	.2*	Amended and Restated 1999 Employee Stock Purchase Plan effective July 1, 2006 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Registrant, filed on July 21, 2006).

10	.3*	Amended and Restated Quovadx, Inc. 2006 Equity Incentive Plan effective July 1, 2006 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of the Registrant, filed on July 21, 2006).

10	.4*	Amendment to Employment Agreement between the Company and Harvey A. Wagner, dated as of August 29, 2006 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Registrant, filed on August 31, 2006).

10	.5*	Amendment to Employment Agreement between the Company and Matthew T. Pullam, dated as of August 29, 2006 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Registrant, filed on August 31, 2006).

Exhibit
Number		Description of Document

10	.6*	Amendment to Employment Agreement between the Company and Afshin Cangarlu, dated as of August 29, 2006 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of the Registrant, filed on August 31, 2006).

10	.7*	Amendment to Employment Agreement between the Company and Cory Isaacson, dated as of August 29, 2006 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of the Registrant, filed on August 31, 2006).

10	.8*	Amendment to Employment Agreement between the Company and Thomas Zajac, dated as of August 29, 2006 (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K of the Registrant, filed on August 31, 2006).

10	.9*	Amendment to Employment Agreement between the Company and Linda K. Wackwitz, dated as of August 29, 2006 (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K of the Registrant, filed on August 31, 2006).

10	.10*	Amendment to Employment Agreement between the Company and Karen M. Wilcox, dated as of August 29, 2006 (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K of the Registrant, filed on August 31, 2006).

10	.11*	Executive Transaction Bonus Plan, effective as of August 31, 2006 (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K of the Registrant, filed on August 31, 2006).

10	.12*	Non-Executive Retention and Change in Control Plan, effective as of August 31, 2006 (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K of the Registrant, filed on August 31, 2006).

10	.13*	Consulting Agreement dated September 5, 2006 between Quovadx, Inc. and Mark S. Rangell (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Registrant, filed on September 8, 2006).

10.14		First Amendment to License Agreement dated October 4, 2006, between The Children’s Hospital of Philadelphia, successor in interest to University City Center, and CareScience, Inc., a wholly owned subsidiary of Quovadx, Inc.

10	.15**	Master Services Agreement dated October 9, 2006, between Switch and Data Management Company L.L.C. and Quovadx, Inc.

31.1		Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2		Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32	.1***	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(b) and Rule 15d-14(b), promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.

32	.2***	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(b) and Rule 15d-14(b), promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.

*	Identifies exhibit that consists of or includes a management contract or compensation plan or arrangement.

**	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

***	This certification is furnished to, but not filed, with the Commission. This certification shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized, on the 31st day of October 2006.

QUOVADX, INC.

By:	/s/ Harvey A. Wagner
Harvey A. Wagner
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Matthew T. Pullam
Matthew T. Pullam
Executive Vice President, Chief Financial Officer
and Treasurer
(Principal Financial Officer)

By:	/s/ Juan C. Perez
Juan C. Perez
Vice President, Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number		Description of Document

10	.1*	Amended and Restated 1999 Director Option Plan effective July 1, 2006 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Registrant, filed on July 21, 2006).

10	.2*	Amended and Restated 1999 Employee Stock Purchase Plan effective July 1, 2006 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Registrant, filed on July 21, 2006).

10	.3*	Amended and Restated Quovadx, Inc. 2006 Equity Incentive Plan effective July 1, 2006 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of the Registrant, filed on July 21, 2006).

10	.4*	Amendment to Employment Agreement between the Company and Harvey A. Wagner, dated as of August 29, 2006 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Registrant, filed on August 31, 2006).

10	.5*	Amendment to Employment Agreement between the Company and Matthew T. Pullam, dated as of August 29, 2006 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Registrant, filed on August 31, 2006).

10	.6*	Amendment to Employment Agreement between the Company and Afshin Cangarlu, dated as of August 29, 2006 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of the Registrant, filed on August 31, 2006).

10	.7*	Amendment to Employment Agreement between the Company and Cory Isaacson, dated as of August 29, 2006 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of the Registrant, filed on August 31, 2006).

10	.8*	Amendment to Employment Agreement between the Company and Thomas Zajac, dated as of August 29, 2006 (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K of the Registrant, filed on August 31, 2006).

10	.9*	Amendment to Employment Agreement between the Company and Linda K. Wackwitz, dated as of August 29, 2006 (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K of the Registrant, filed on August 31, 2006).

10	.10*	Amendment to Employment Agreement between the Company and Karen M. Wilcox, dated as of August 29, 2006 (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K of the Registrant, filed on August 31, 2006).

10	.11*	Executive Transaction Bonus Plan, effective as of August 31, 2006 (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K of the Registrant, filed on August 31, 2006).

10	.12*	Non-Executive Retention and Change in Control Plan, effective as of August 31, 2006 (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K of the Registrant, filed on August 31, 2006).

10	.13*	Consulting Agreement dated September 5, 2006 between Quovadx, Inc. and Mark S. Rangell (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Registrant, filed on September 8, 2006).

10.14		First Amendment to License Agreement dated October 4, 2006, between The Children’s Hospital of Philadelphia, successor in interest to University City Center, and CareScience, Inc., a wholly owned subsidiary of Quovadx, Inc.

10	.15**	Master Services Agreement dated October 9, 2006, between Switch and Data Management Company L.L.C. and Quovadx, Inc.

31.1		Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2		Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32	.1***	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(b) and Rule 15d-14(b), promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.

32	.2***	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(b) and Rule 15d-14(b), promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.

*	Identifies exhibit that consists of or includes a management contract or compensation plan or arrangement.

**	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

***	This certification is furnished to, but not filed, with the Commission. This certification shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Registrant specifically incorporates it by reference.