Form 10-K
period 2006-12-31
QUOVADX INC
filed 2007-03-09
CIK 1094561

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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
(303) 488-2019

Securities registered pursuant to Section 12(g) of the Act:
None

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $0.01 per share Preferred Stock Purchase Rights	NASDAQ Global Market NASDAQ Global Market

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

As of June 30, 2006, (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $109 million, based on the closing sale price as reported on the NASDAQ Global Market.

As of March 6, 2007, there were 42,271,724 shares of Common Stock of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates certain information by reference from the registrant’s definitive proxy statement for its 2007 Annual Meeting of Stockholders, which proxy statement is to be filed with the Securities and Exchange Commission within 120 days after the end of the Company’s fiscal year end on December 31, 2006.

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

Trademarks

CARESCIENCE and design, carescience.com, CLOVERLEAF, “connected by CLOVERLEAF,” CLOVERLEAF design, “Components Without Limits,” HOSTACCESS, Hydra design and logo, INSURENET, MARKET MAKER, QDX, QUOVADX, “X” logo, ROGUE WAVE, ROGUE WAVE SOFTWARE and design, SOURCEPRO, STINGRAY, STINGRAY and design, Wave design and WEBACCEL are registered trademarks or service marks of Quovadx, Inc. or its wholly owned subsidiaries in the United States and/or select foreign countries; and CARESCIENCE and HydraSDO, are trademarks of Quovadx, Inc. The absence of a trademark from this list does not constitute a waiver of Quovadx, Inc.’s intellectual property rights concerning that trademark. This document may contain references to other companies, brand and product names. These companies, brand and product names are used herein for identification purposes only and may be the trademarks of their respective owners.

PART I

Item 1.	Business

Overview

Quovadx offers software and services for application and system development, extension, integration and analysis to enterprise customers worldwide. Quovadx is comprised of three divisions: the Integration Solutions division (“Integration Solutions” or “ISD”), which offers private and public healthcare organizations software infrastructure to facilitate system interoperability and leverage existing technology; the CareScience division (“CareScience”), which provides care management and analytical solutions to hospitals and health systems; and the Rogue Wave Software division (“Rogue Wave”), which provides reusable software components and services to professional developers for enterprise-class application development and high performance service-oriented architecture (“SOA”).

We maintain a website with the address www.quovadx.com. We are not including the information contained on our website as part of, or incorporating it by reference into, this report. Through our website, we make available all of our filings with the Securities and Exchange Commission (“SEC”). Our corporate offices are located at 7600 E. Orchard Road, Suite 300 S, Greenwood Village, Colorado 80111, and our telephone number is (303) 488-2019.

Formation of the Company

We were incorporated in Delaware in March 1989 under the name Reilly Dike Dosher Corporation, Inc. In December 1996, we changed our name to MPower Solutions, Inc. In early 1998, we identified an emerging opportunity to utilize the Internet to connect healthcare participants together into a community structure. Beginning in mid-1998, we began to focus on Internet-based healthcare solutions. In April 1999, we changed our name to

XCare.net, Inc. In 2000, we completed our initial public offering at an offering price to the public of $18.00 per share. The net proceeds to us from the sale of 5,750,000 shares of our common stock in the offering were $94.2 million. In September 2001, we changed our name to Quovadx, Inc.

Since the initial public offering, we completed several acquisitions to expand our product offerings and customer base. From November 2000, through March 2002, we completed the acquisitions of the stock or assets of Integrated Media Inc., Confer Software, Healthcare.com Corporation, Pixel Innovations Ltd. (now Quovadx, Limited), and Outlaw Technologies, Inc., to position Quovadx to compete in the enterprise integration market. These assets are now utilized in ISD.

In the third quarter of 2003, we acquired CareScience, Inc. to extend our product and service offerings to include CareSciencetm products, to bring capabilities to care management application offerings, to enhance our position in the nascent Regional Health Information Organization market and to leverage our ISD healthcare customer base and brand recognition. In the fourth quarter of 2003, we acquired Rogue Wave Software, Inc. to expand our penetration into new markets, to enhance our competitive position with the ROGUE WAVE® brand, and to increase our customer base and revenue stream. As a result of these acquisitions, we reorganized the Company into three operating divisions in 2004, with a centralized corporate staff.

Restatements

On March 15, 2004, the Company announced that, due to collectability issues arising from third and fourth quarter contracts with Infotech Network Group (“Infotech”), an India-based company, it was necessary to restate third quarter 2003 financial results and revise fourth quarter 2003 financial results to reverse all previously recorded revenue associated with the Infotech transactions.

Subsequently, the SEC initiated a formal investigation of our accounting practices. In April 2004, our CEO and CFO resigned. Additionally, the Company, in conjunction with new management and under the direction of the Board of Directors, undertook a review of all accounting policies estimates, judgments and practices. As of result of this review, additional accounting inaccuracies were identified affecting the Company’s financial results for the years ended December 31, 2003 and 2002, and the Company restated its historical financial results for those years. The cumulative effect of the restatement decreased the previously reported total revenue by $1.7 million in 2003 and $0.4 million in 2002, and increased the previously reported net loss by $1.8 million in 2003 and $0.7 million in 2002. In 2004, we also recorded asset impairment charges totaling $7.2 million in ISD. As part of these charges, we impaired $4.8 million of our internally developed and acquired capitalized software related to discontinued products. The decision to discontinue products arose from new management’s belief that it was necessary to focus efforts primarily on markets in which the Company had a leadership position and significant core competencies. These markets included healthcare Intranet technology (“HCIT”) for ISD and CareScience, and the financials services and telecommunications for Rogue Wave.

Restated financial statements were filed with the SEC on form 10K/A in August 2004. The internal review of prior year financial statements and resulting restatement also caused us to be delinquent in filing our March 31, 2004 Form 10-Q, which was filed in August 2004. Our inability to timely file the first quarter 2004 Form 10-Q caused NASDAQ to initiate a delisting action in May 2004 which resulted in the Company being placed on probation, but our stock continued to trade under the trading symbol “QVDXE.” With the filing of all delinquent reports with the SEC on August 25, 2004, the NASDAQ trading restriction was lifted. Following our March 2004 restatement announcement, various shareholder class-action and derivative lawsuits were filed against the Company, certain former officers and, in the case of certain of the lawsuits, against our independent directors. We announced in December 2006 that the last of these various class-action lawsuits had been settled.

New Management and New Direction

Under the direction of new management in August 2004, the following near-term goals were announced which became the primary focus of the company immediately after the restatements:

•	Improve gross margins

•	Generate cash from operations

•	Stabilize revenue

•	Expand international opportunities

•	Develop Rogue Wave Software’s new service-oriented architecture (“SOA”) framework, Rogue Wave Hydra

•	Deliver net income by the end of 2005

Management executed on these initiatives beginning in August 2004 and continued through 2005. These efforts were primarily focused around:

•	Exiting from fixed bid and unprofitable service contracts in the ISD segment

•	Consolidating facilities, reducing workforces and completing restructuring of the direct sales and research and development staff

•	Expanding selling relationships with key direct and indirect sales partners, both domestically and internationally

•	Increasing investments in the Rogue Wave Software segment around the SOA product, Hydra

•	Enhancing operational processes to improve financial reporting and cash collections

•	Selling assets that were deemed by management as non-strategic. For example, in June 2004, we sold our minority equity investment in Royal Healthcare LLC. On December 31, 2004, we also sold the assets of our Albuquerque, New Mexico Data Center and its Management Care Transaction Manager (“MCTM”) system to Royal. The data service center and MCTM system no longer fit into our strategic plan. In the third quarter of 2004, we also sold the Healthcare.com domain name. A total gain of $2.0 million was recognized for these four asset dispositions.

The above efforts, and other operational changes, contributed to the achievement of the above goals in 2005 that had been announced with the arrival of new management in August 2004. In 2006, the Company developed and began executing to a longer-term strategic growth plan that was announced in March. This plan required significant new investments in new product offerings, expansion of direct and indirect sales and marketing efforts and increased investments in research and development. The plan included significant losses in 2006, based primarily on the significant new required investments in 2006. The plan included the contract expiration, which was not renewed, of the Company’s largest single customer, Medical University of South Carolina (“MUSC”). This contract accounted for $13.2 million of the Company’s total 2006 revenue of $84.1 million, as well as $2.3 million in gross profit.

The Company continued to execute to this strategic plan since it was announced in March of 2006. While the Company remains committed to executing on the plan announced in March 2006, on August 31, 2006, the Company announced that it had retained an investment bank to assist the Company in exploring strategic alternatives. These alternatives could include, but are not limited to, a recapitalization, strategic acquisition, and/or the combination, sale or merger of the Company or one or more of its divisions. In connection with this initiative, the Company entered into agreements with certain key employees that provide for retention bonuses if the employees remain with the Company as it explores these strategic alternatives.

QUOVADX Divisions

Quovadx is comprised of three divisions, each with its own management, sales, and research and development groups. Our divisions generally operate independently within this structure, but receive management, support and shared services from the Corporate organization. The primary support functions provided by the Corporate organization for the operating segments include general accounting, tax preparation and compliance, treasury, billing, collection, accounts payable, budgeting, legal support for contracting and compliance, human resources, public relations, marketing, facilities support and core IT infrastructure.

Strategically, we are primarily focused on delivering sustainable growth in revenue, cash and profits. Primary tactics to support that growth include:

•	Maintaining high levels of customer satisfaction and retention

•	Increasing market penetration of new products and solutions, including our Intelligent Health Broker (“IHB”) offering in ISD, CARESCIENCEtm Standards of Care, an enhanced solution for external public reporting in CareScience and our new SOA product and service suite called ROGUE WAVE® Hydra in Rogue Wave

•	Expanding consulting and other services offerings, especially in our CareScience and Rogue Wave divisions

•	Continuing to expand our business through indirect channels by continuing to cultivate new distributors, system integrators and technology partners, both in North America and internationally

•	Delivering enhanced product and service functionality through new product releases and ongoing enhancements to our existing products, including Cloverleaf® Integration Suite, Intelligent Health Broker and related financial and clinical interoperability solutions in ISD, Standard of Care and Quality Manager in CareScience, and ROGUE WAVE® Hydra and related components in Rogue Wave

•	Continuing focused advocacy efforts with various legislative, regulatory and standards development organizations throughout the healthcare and technology sectors to promote interoperability and data sharing across healthcare communities, improved patient safety, improved reporting and transparency to support consumer-oriented healthcare, and standards to streamline the development and adoption of Service Component Architectures

Integration Solutions Division

Integration Solutions Division, or ISD, is a global provider of enterprise-level integration and interoperability software to healthcare systems and public health safety organizations, and healthcare information technology (“HCIT”) vendors. By enabling interoperability and data integration between disparate information technology systems, our customers can access information stored in multiple databases and exchange information between disparate legacy systems in a secure real-time environment. Access to this critical information can be valuable in improving patient safety, clinical outcomes and administrative and clinical efficiency and reducing unnecessary operational costs for our customers.

Integration Solutions Division Products and Services

ISD offers solutions to enable integration of data stored in different repositories and interoperability between disparate legacy applications. Clinicians, administrators and staff can use our solutions to access and share information across the entire enterprise and beyond to systems of business partners through a single interface. We offer the following products:

•	Cloverleaf Integration Suite, which is used for standard-based message translation and facilitation data integration and enabling different legacy applications to work together and share information within existing workflows

•	Cash Accelerator Suite, which provides direct connections between payers and clearinghouses for claims submission, eligibility verification and other functionality to improve operational efficiency and reduce claims denials

•	Identity Services Suite, which integrates all patient records stored in different facilities into a single Enterprise Master Patient Index (“EMPI”) to reduce duplication of records. Our Identity Services Suite is based on core technology developed by Initiate® Systems, which we resell pursuant to an agreement with Initiate

•	Intelligent Health Broker Suite, an interoperability enhancement tool to decrease cost of integration and enable Web service functionality in legacy healthcare applications

•	Health Interoperability Solutions which represents new packaging and positioning of our products to offer specific business solutions to healthcare systems and to address the interoperability needs of local, regional and national healthcare organizations and consortiums

Cloverleaf® Integration Suite

Cloverleaf Integration Suite, which has historically accounted for the majority of our product revenue in ISD, provides integration technology designed to exchange information within and outside an enterprise, circumventing the need to create custom, point-to-point interfaces. The Cloverleaf Integration Suite provides clinicians, HCIT and hospital administrators a tool for:

•	Exchanging information among various software applications, data repositories and information technology systems within and outside an enterprise

•	Sharing data in real-time regardless of the location of the data or format, such as patient history, prescriptions and formulary information

•	Providing secure access to information through a single interface or a reduced number of interfaces, within existing application workflows

•	Facilitating development of a Regional Healthcare Information Organization (“RHIO”) or National Health Information Network (“NHIN”)

•	Complying with Health Insurance Portability and Accountability Act (“HIPAA”) and National Provider Identifier (“NPI”) standards and requirements

The Cloverleaf Integration Suite is comprised of three components that work together to provide this functionality:

•	Screen Rejuvenator

•	Cloverleaf Integration Services

•	Business Process Management Services (“BPMS”)

Screen Rejuvenator.  This component extends functionality of existing green-screen, mainframe-type applications by replacing character-based interfaces with user-friendly graphical interfaces. Using legacy data as the basis, Web developers can quickly create new composite Web applications using many interfaces, including Visual Basic, C++ and Java, which allows legacy applications to communicate with the Internet, extranets, portals and Web browser capable devices.

Cloverleaf Integration Services.  This component serves as the engine of the Cloverleaf Integration Suite and provides application-level integration using a vast library of application integration adapters. The intuitive development environment enables our customers to rapidly develop, deploy and reuse interfaces on multiple platforms and create standard-based message exchange and translation.

Serving as the engine, Cloverleaf Integration Services includes five add-in modules that allow our customers to extend the functionality to incorporate data level integration, security features and monitoring capabilities:

•	Data Integrator — an open database connectivity component that enables data level integration with industry leading database management systems such as Oracle, Sybase, Microsoft SQL Server and DB2

•	Security Server — a user-based identification, authentication and authorization tool to protect against unauthorized access and facilitate HIPAA compliance

•	Secure Messenger — message encryption and user authentication technology that ensures the privacy and confidentiality of sensitive data when shared among external partners

•	Global Monitor — technology that provides the ability to monitor the Cloverleaf production environment, throughout all integrated Cloverleaf sites, with a single Web browser

•	Secure Object Client — a small, “lightweight” application that can be deployed across multiple clients, with the ability to send and receive data to and from a centralized Cloverleaf Server

BPMS.  This component facilitates process-level integration that allows data to flow into existing application processes, supporting real-world operational environments. BPMS uses graphical tools and workflow management to streamline and automate process level integration development. Users can dynamically monitor and modify processes to rapidly adapt to changing business or regulatory requirements.

Cash Accelerator Suite

The Cash Accelerator Suite is an electronic data interchange (“EDI”) solution that allows healthcare providers to improve the process of exchanging financial data and HIPAA-based transactions with payers. While traditional systems require administrative staff to toggle between different applications to enter patient insurance requests, our solution saves administrators time and reduces the number of claims submission errors, which can enhance the cash flow to a provider.

Functionality.  The Cash Accelerator Suite is a single, unified user interface that allows the user to:

•	Access, in real-time, over 2,000 commercial and government payer clearinghouses for multiple types of claims transactions

•	Validate that claims submitted are compliant with HIPAA

•	Automate patient eligibility verification for insurance coverage

•	Direct HIPAA transactions with flexibility to target any clearinghouse or payer in our system

•	Retroactively review and analyze HIPAA transactions stored in the system

We currently have relationships with payer clearinghouses including HDX, Emdeon (formerly WebMD and Medifax) and MedAvant Healthcare Solutions (formerly Proxymed). As a group, these clearinghouses interact with the vast majority of payers in the United States.

Identity Services Suite

The Identity Services Suite includes software and services to assign a unique identifier to patients or members of a health plan, integrated delivery network (“IDN”), or pharmacy benefit manager (“PBM”) and integrate this information into existing applications. This identifier allows clinicians and administrators to accurately retrieve and register a single patient record for an individual regardless of the facility the patient has encountered. The Identity Services Suite allows the user to create an EMPI for consolidating fragmented records and cross-indexing the various identifiers used in disparate systems when referring to the same member. The Identity Services Suite is powered by a component called the Initiate Identity Hubtm, which is a product of Initiate Systems, Inc., with whom we have entered into a reseller agreement allowing us to provide this solution to our customers.

Functionality.  Using the Identity Services Suite, the user is able to:

•	Accurately identify an individual during clinical interactions

•	Synchronize and share eligibility and claims information, which decreases manual intervention in the claim adjudication process

•	Reduce administrative time correcting avoidable errors and duplication of records

•	Comply with local, state and federal mandates for uniquely identifying members without relying on Social Security Numbers

Intelligent Health Broker Suite

The Intelligent Health Broker Suite, which was introduced in 2006, provides enhanced technology for interoperability between disparate systems within and outside an enterprise using service components, to decrease costs of integration. Our solution leverages BPMS and Cloverleaf Integration Services to enable legacy applications to become Web service enabled. Specifically, the Intelligent Health Broker Suite provides integration and application of:

•	Key standards-based technologies

•	Formats and protocols

•	Service-oriented integration

QUOVADX Health Interoperability Solutions

QUOVADX Health Interoperability Solutions, which was also introduced in 2006, offers specific business solutions to HCIT vendors and healthcare systems to meet day-to-day business needs. Through simplifying technology and unifying standards we believe we have created solutions that utilize our existing products to create new solution suites that meet the needs of clinical, financial and governmental aspects of the healthcare industry.

Healthcare providers, health plans and others can use our Health Interoperability Solutions to securely share critical information across their enterprise and beyond with critical business partners, such as:

•	Diagnostic results including laboratory and pathology results

•	Patient encounter summaries and other clinical notes including continuity of care records (“CCRs”), admit and discharge summaries, operative reports and transcribed notes

•	Medication history, formulary, benefit and prescription data

•	Patient demographics and registration data

•	Patient financial and administrative data, including insurance eligibility and referral

•	Aggregate data for population health and public health reporting

We offer two solution suites within Health Interoperability Solutions targeted for specific constituents with needs to improve sharing of clinical data and financial data within and beyond the healthcare organization:

•	Clinical Interoperability Solutions

•	Financial Interoperability Solutions, which includes our “Cash Accelerator” product offerings

Clinical Interoperability Solutions.  This solution suite supports secure, private sharing of critical clinical data to improve patient care and to facilitate the advancement of community and public health. We offer the following as part of our Clinical Interoperability Solutions:

•	MD Office Gateway, which enables physicians to connect to important partners such as hospitals, labs and pharmacies. In addition, MD Office Gateway allows physician offices to participate in local and regional health information exchange initiatives

•	eRx Gateway and Medication History Hub, which delivers support for the receipt of medication history and other clinical data at the point of care and enables technology vendors to take advantage of e-prescribing standards such as the National Council for Prescription Drug Programs (“NCPDP”)

•	RHIO Gateway, which provides the technology and infrastructure to facilitate participation in local and RHIOs. RHIO Gateway allows authorized healthcare professionals from large or small organizations to become members of local or region-wide clinical data sharing networks enabling access to clinical information at the point of patient care

These solutions may also include the following add-on modules:

•	Terminology Services, which includes 3M Data Modules, offered through a partnership agreement with 3M, enable healthcare providers to codify competing data values from various databases into one language in order to translate existing codes into HIPAA-compliant billing and clinical information standards

•	As a supplement to the Medication History Hub, RxHub MEDS (Medication and Eligibility Delivery Solution), offered through a partnership agreement with RxHub LLC, which provides access to patient medication history at the point of care

Financial Interoperability Solutions.  This solution suite enables sharing of critical financial and administrative data to increase efficiencies, reduce costs and minimize overhead and resources. It provides single-source revenue and claims management tools to support HIPAA requirements, including insurance eligibility, Medicaid and Medicare reimbursements, national provider ID implementation, charity care qualification and direct transactions between health plans and providers. We offer the following as part of our Financial Interoperability Solutions:

•	Self-pay Assessment, which is used to verify patient insurance eligibility and status, obtain correct patient demographic information, apply charity care and Medicaid qualifications rules and integrate this data into registration and patient accounting workflow

•	National Provider ID, (“NPI”), which is a cross-indexing tool that allows for the creation of an enterprise view of key healthcare provider partners and their associated IDs and provides support to meet HIPAA requirements

•	Payer-to-Provider Exchange, which is an advanced technology platform that enables connection to over 2,000 health plans in the United States via HIPAA compliant transactions to improve claims processing

Services

In addition to our technological solutions, we provide professional services, education and technical support to provide assistance with implementation, training and certification related to our product and solution offerings.

Professional Services.  We support our customers in planning, implementing and tailoring software solutions that best facilitate the demands of the healthcare system. With expertise in integration, process automation and workflow, our Professional Services group will:

•	Assist in the creation, evaluation and implementation of RHIO data models and architectures

•	Facilitate efficient and effective direct transactional exchange between providers and health plans

•	Provide recommendations and best practices for health plans to meet HIPAA requirements

•	Aid in the implementation and ongoing use of our products through our implementation team which averages over ten years of healthcare specific interoperability experience

We also provided outsourced services to MUSC. This contract expired on December 31, 2006, and accounted for revenue of $13.2 million and gross profit of $2.3 million in 2006. Under the terms of this contract, we employed approximately 135 employees that comprised the primary Information Systems (“IS”) staff at this customer. The services we provided included day-to-day operations of the IS function for the customer.

Education.  We offer product-specific training and certification, either onsite, in a training facility, or through computer based training. Our education services provide the most up-to-date information on our products and assist customers to maximize the value derived from our solutions.

Client Services Support.  Our Client Services group provides a support maintenance program designed to help the client obtain information related to software implementation, upgrade or ongoing maintenance. We provide customers with timely responses and resolutions to technical problems. We are available to our customer base 24 hours a day, 7 days a week, 365 days a year.

Integration Solutions Division Markets and Customers

Our solutions are installed in over 2,000 sites worldwide, and in numerous IDNs in the United States and abroad. Our customers are comprised of health systems and hospitals, health plans and payers, government agencies, HCIT vendors and public health organizations.

As noted above, the contract for ISD’s largest customer, MUSC, expired on December 31, 2006 and was not renewed. This contract accounted for $13.2 million, or 33%, of ISD revenue in 2006.

Competition.  Software tools sold by our Integration Solutions division compete with other integration software and tools companies such as Sun Microsystems’ SeeBeyond product suite, Microsoft’s BizTalk, OrionHealth and InterSystems. In addition, we compete with system integrators for implementation services projects.

Integration Solutions Division Sales and Marketing

ISD employs a marketing strategy focused primarily on expanding channels, identifying new customer opportunities, industry relations and advocacy, distribution and exposure. Key members of our team often serve as keynote speakers at conferences and industry advocacy groups, such as NCPDP, Workgroup for Electronic Data Interchange and Healthcare Information and Management Systems Society (“HIMSS”) to facilitate exposure to our products and technologies. Our marketing activities include direct mail campaigns, electronic marketing campaigns, tradeshows and conferences, seminars, sponsorships, association memberships, industry advocacy, editorial outreach, speaking engagements, user group conferences, customer symposiums and continuing education.

Our sales are conducted through a direct sales force, global channel partners and distributors that possess specific domain and service expertise. The Company has established partner relationships. In addition, we leverage our network of international partners who are among the leading software vendors in their regions. We focus our sales efforts in well-established healthcare markets around the globe. We are also focused on expanding our sales efforts into new markets such as China and the Middle East.

Our partners allow us to expand our reach for integration services into the three core domains of healthcare including:

•	Providers (labs, pharmacy, ambulatory, acute, medical devices)

•	Payers (health plans, pharmacy benefit management)

•	Government (health and human services)

Integration Solutions Division Research and Development

ISD maintains an internal research and development group comprised of approximately 18 professionals that perform software development on new and existing products, including research, customer support and product enhancement. Additionally, we outsource certain projects or tasks, such as quality assurance and testing of new and existing products to a China-based consulting company. Our China-based consulting company has approximately 30 full-time employees that are dedicated to our efforts.

CareScience Division

The CareScience division delivers application service provider (“ASP”) based solutions and professional services that help healthcare providers improve clinical processes, the quality and cost of care and patient safety and outcomes. By gathering and analyzing relevant patient data, our solutions allow hospitals and health systems to increase patient safety, optimize patient outcomes, improve clinical quality, strengthen financial performance, realize operational efficiencies and reduce costs.

CareScience Division Products and Services

We offer solutions to gather, report and analyze patient population data, allowing providers to meet voluntary and mandatory reporting requirements, increase patient safety, improve clinical quality, strengthen financial performance and realize operational efficiencies. Our product suites include:

•	CARESCIENCEtm Quality Manager, a detailed care data-mining and analytical application, which identifies clinical process variance, complications, medical errors and adverse events, as well as potential treatment issues that impact patient outcomes such as excessive patient length of stay, mortality and cost

•	CARESCIENCE Standards of Care, a single-source quality reporting and benchmarking tool to support mandated and voluntary federal, state, and health agency public reporting requirements

•	CARESCIENCE Data Manager, which is used to manage data integration

•	CARESCIENCE National Comparatives, which compares clinical outcomes with a national database of acute care facilities

•	CARESCIENCE Clinical Terminology Services, which provides access and mapping to common medical coding definitions

CareScience Quality Manager

CareScience Quality Manager, which has historically accounted for the majority of our product revenues in CareScience, allows for detailed data mining and monitoring of care processes, including patient demographics, treatment patterns, patient flow, resource utilization, provider comparisons, events after admission and the resulting impact of these factors on patient outcomes.

Functionality.  CareScience Quality Manager provides hospital administrators, executives, physicians, nurses and quality analysts with a tool for:

•	Identifying the underlying causes of costly, avoidable patient events, such as complications during a hospital visit, excess length of stay and unnecessary readmissions, and identifying opportunities for care process improvement

•	Pinpointing areas of care where process improvements will yield improved clinical and financial results

•	Defining and implementing continuous improvement initiatives, and

•	Monitoring a plan of action to measure results and report on performance.

To provide this functionality, CareScience Quality Manager automates the process of data gathering, analysis and reporting. Patient population data is consolidated from various sources, such as disparate clinical and financial systems, into a single repository for centralized access, analysis and reporting. These data are made easily accessible through an intuitive, Web-based interface. Once the data is consolidated, clinically-focused analysis tools, such as risk assessment methodologies, are applied to gain a clear understanding of how each patient’s unique characteristics impact treatment outcomes. Finally, customized reports are generated, allowing hospital administrators, executives, physicians, nurses and quality analysts to implement procedural improvements.

Data Consolidation.  CareScience Quality Manager has detailed data mining and monitoring capabilities that obtain clinical data and information in order to monitor care processes associated with patient treatment. Information analyzed and monitored includes:

•	Patient demographics

•	Treatment patterns

•	Patient flow

•	Resource utilization

•	Provider comparisons, and

•	Events after admission.

Analysis Tools.  The user can conduct exploratory analysis through a query tool using any data element in the system database. The user can evaluate specific patient populations for risk factors leading to mortality, morbidity, complications, length of stay, readmissions, and costs, including sub optimal care. It also enables the user to drill down into billing codes and patient groupings, as well as other patient groupings such as procedure, provider, gender and age group.

Risk assessment tools enable the user to compare expected outcomes with patients’ population actual outcomes to better understand where there are significant deviations that may indicate opportunities to improve performance, or help identify patient populations that received exemplary care.

Clinical Analytics and Modeling.  Our risk-assessment and complication methodologies make clinical predictions that are considered important predictors of patient population outcomes. CareScience Quality Manager’s analytical techniques have been published in peer-reviewed literature and our mortality model is the most robust in the healthcare industry. Further, our product incorporates a complication probability methodology that accurately distinguishes between newly occurring complications and pre-existing conditions. This model identifies when complications occur unexpectedly, giving customers the ability to target and prevent costly, systemic errors.

Outcomes Tracking.  The negative impacts of care-process failures are increased costs, length of stay and mortality. Our product tracks clinical outcomes, including mortality, complications, morbidity, length-of-stay, charges and costs, which are independently calculated at the patient level based upon the patient’s disease, with factors for statistical significance.

Financial Analysis.  A statistical analytical tool that enables customers to analyze and understand both the financial and clinical impact of a decision.

Reporting.  CareScience Quality Manager offers convenient Quick Reports that provide comprehensive overviews of selected clinical topics, including:

•	Acute myocardial infarction

•	Heart failure

•	Pneumonia

Quick Reports also help to pinpoint areas for improvement with the opportunity analysis and Agency for Healthcare Research and Quality (“AHRQ”) patient safety reports.

CareScience Standards of Care

CareScience Standards of Care is designed to address the need for healthcare providers to manage the reporting of quality and performance data to external agencies. The product is an Internet-based, HIPAA-compliant and encrypted software tool designed for use by clinical staff, quality and performance analysts and executives. This tool is designed to help improve patient care and outcomes in the event a healthcare provider is performing below expectations in specific areas. CareScience Standards of Care helps hospitals remain competitive and receive optimum financial reimbursement when pay-for-performance initiatives are in place.

Functionality.  CareScience Standards of Care is a single-source performance reporting and benchmarking tool that allows the user to:

•	Manage the influx of existing and new quality measures for public reporting

•	Collect, analyze and submit data to organizations like Centers for Medicare and Medicaid Services (“CMS”), Joint Commission of Accredited Healthcare Organizations (“JCAHO”), The Leapfrog Group and the Institute for Healthcare Improvement (“IHI”)

•	Preview data prior to public reporting, allowing the user to proactively implement improvement plans as well as develop a strategy for addressing areas of concern

•	Reduce the resource drain on internal staff by providing a single chart review and point of data entry for all measure sets

•	View organization specific reports to help pinpoint breakdowns in care processes and prioritize quality initiatives

•	Benchmark against other hospitals and health systems

•	Access real-time quality indicator scorecard reports to advise executive leadership on performance results.

CareScience Standards of Care contains two main tools, the Patient Entry tool, which facilitates collection of data, and the Quality Indicator Scorecard, a reporting tool which allows care-quality data to be compared to external organizations.

Patient Entry.  This tool allows patient-level data to be entered and edited. Patient data may be electronically uploaded or manually entered, but once in the system, the data can be used for all of the measure sets the user is responsible for reporting, both internally and externally. This tool is primarily utilized by quality and performance improvement analysts and clinical staff responsible for collecting, analyzing and submitting public reporting data. Quality and performance managers use the Patient Entry tool to assign patients to measure sets for data entry and to run reports, including:

•	Status reports — show how much data has been entered and the amount of data that still needs to be uploaded

•	Summary reports — show aggregated data entry by measure sets and external organizations

•	Core measure reports — show an organization’s data compared to the JCAHO comparatives and CareScience National Comparatives

Quality Indicator Scorecard.  This tool is primarily used by executives and quality and performance managers, but also useful to clinical managers and staff. This component generates the following reports:

•	Measure set comparison report — allows the user to view the organization’s composite scores for selected measure sets by external organizations and by facility, as well as compliance scores for individual measures

•	Facility comparison report — allows the user to view multiple facility composite scores by external organization and compare it with national benchmarks, CareScience National Comparatives and/or customer defined benchmarks. This report is helpful for health systems with multiple hospitals to measure set performance across facilities.

CareScience Data Manager

CareScience Data Manager provides a simplified, efficient process for managing data submission to various clinical internal systems, including the CareScience Quality Manager, as well as external organizations. CareScience Data Manager allows for fast data loading and validation, more granular selection of data inclusions and finely-tuned reports delivered in an automated electronic format.

CareScience National Comparatives

CareScience National Comparatives allows users to compare their clinical and financial outcomes to a national database of acute care facilities. Comparisons can also be made by resource use patterns across patient diagnosis related groups, diagnosis, procedure and other parameters. These resource-level comparisons provide valuable insight into practice variations between the customers’ facilities and national benchmarks.

CareScience Clinical Terminology Services

CareScience Clinical Terminology Services maps customer research data to the National Library of Medicine’s Unified Medical Language System standard terminology, helping to create a common coding definition for tests, therapies, interpretations and related activities. Comparisons across health system facilities, or the CareScience national dataset, are available for resource-based utilization and outcome.

Services

We also offer professional services to assist our customers with:

•	Planning and design of clinical processes

•	Evaluation of process improvement opportunities and implementation of improvement programs

•	Evaluation of systems and staff and the development of change management strategies

•	Implementation advisory services for large scale clinical systems initiatives

•	System and process education and training

CareScience Division Markets and Customers

Our primary customers are healthcare organizations made up of more than 190 hospital facilities in 40 states in the United States. We typically maintain relationships with our hospitals and health systems customers through subscription-based agreements that extend between three to five years and do not permit early termination without significant financial penalty. We strive to create lasting and mutually valuable partnerships with our customers.

Competition.  There are a number of HCIT companies that focus on providing hospitals tools to access quality of care information. We primarily compete with Premier, Inc., a buying group that provides channel management and quality solutions to approximately 1,500 member hospitals, and Solucient, Inc., a private company that provides data based on patient discharge records to 3,100 healthcare entities.

CareScience Division Sales and Marketing

We are currently focused on selling to hospitals and healthcare organizations with significant size and inpatient volume. We have historically targeted facilities that have a minimum of 150 inpatient beds and 8,000 annually admitted patients, including community and academic facilities, integrated health systems and for-profit networks.

Our sales process focuses on:

•	C-level communication of clinical process opportunities and related financial, operational, and quality impact

•	Clinical executive communication of process improvement, workflow improvement, and improved information and data sharing

•	Information technology communication of simplified approach to integrating multiple disparate data sources to create cohesive and actionable information for clinical stakeholders

Our marketing strategy is based on promoting brand awareness through ongoing marketing campaigns and activities, and supported by both corporate and divisional resources. We promote our solutions by:

•	Targeted direct marketing to prospective buyers such as Chief Medical Officer, Chief Nursing Officer, Vice-President of Quality, and Chief Information Officer

•	Web-based promotion, Webinars and hosting of forums

•	Securing speaking engagements for our clinical executives and consulting experts at leading industry conferences attended by health industry leaders

•	Hosting periodic conferences and seminars to provide clients, industry leaders and other targeted constituents with an opportunity for focused discussion and education on new trends in care management

•	Exhibiting at leading industry conferences and trade shows in the care management and clinical information sectors

•	Securing public relations opportunities to promote clients’ success and the success of the Company’s solutions

•	Conducting research about clinical decision making and other methodological frontiers and publishing research in academic journals

We are pursuing strategic relationships and are in various states of discussion with a range of HCIT, consulting, technology and health service organizations. These alliances are focused on:

•	Expansion of product and service offerings to customers

•	Expansion of distribution channels and indirect sales efforts to complement direct sales, and

•	Increased access to technologies and content for development of more comprehensive solution offerings without the need to develop components internally.

CareScience Division Research and Development

Our solutions arose from fundamental research in risk assessment, outcomes measurement and care-process analysis at the University of Pennsylvania, beginning in the late 1980s. We have licensed intellectual property from the University of Pennsylvania under a perpetual license that exclusively licenses our online CareScience analytic processing software to us in a 30 year long term agreement. Researchers have published more than ten scientific manuscripts about the methodologies underlying our solutions.

Our research and development team is made up of highly knowledgeable technology experts and Ph.D.-level employees. Our clinical research team is industry recognized and team members maintain advisory and committee roles in many of the national and regional quality initiatives.

We maintain an internal research and development group comprised of 30 professionals that perform software development on new and existing products, including research, customer support and product enhancement. Additionally, we outsource selected projects or tasks, such as quality assurance and testing to an India-based company on a fee for service basis.

Rogue Wave Software Division

The Rogue Wave Software division, or Rogue Wave, provides enterprise software development tools to accelerate legacy application development time, promotes reuse of components within legacy systems to build new applications and save costs on implementing solutions. We are the largest commercial provider of software components and libraries for the C++ programming language, and our latest product line, Rogue Wave Hydra, supports application development using SOA. Our software is used by application developers within multiple industries with a primary focus on financial services, telecommunications and independent software vendors, (“ISVs”). Our customers are typically in growth-oriented, high-volume businesses that require solutions to manage challenging application requirements.

We launched our new product line, ROGUE WAVE® Hydra, in March 2006, which was developed specifically for software architects and professional developers to run multiple applications for concurrent computing using a SOA approach. Specifically, ROGUE WAVE Hydra enables application scalability using our Software Pipelines technology, which allows our customers to increase speed and throughput of their existing or new applications.

Rogue Wave Products and Services

We offer a complete product line targeted toward developing and maintaining high-performance applications. Our product suite include:

•	Rogue Wave Hydra®, a SOA development framework to enable development of high-performance applications in a flexible environment, allowing customers to capitalize on and re-use many of their existing software assets and components. The Suite now incorporates and extends our earlier Lightweight Enterprise Integration Framework (“LEIF”) product line. While LEIF was targeted exclusively at C++ applications, Rogue Wave Hydra addresses the high-performance needs of C++ and Java.

•	SourcePro® C++ Suite, comprised of four enterprise C++ development modules that increase the productivity of the professional developer, facilitating the timely delivery of projects

•	Stingray® Studio Suite, used to create graphical user interface (“GUI”) applications that provide the look and feel of Microsoft applications

•	HostAccess® Suite, which provides secure access to over 35 types of legacy, host-based systems, with particular strength in emulation of character terminals used in Unix-based environments

Rogue Wave® Hydra

ROGUE WAVE Hydra provides tools for software developers and architects to build high-performance business transaction applications, supporting the growth needs of high-volume systems. The Rogue Wave Hydra development framework allows for multiple business processes or transactions to run simultaneously, also known as concurrent computing. By enabling concurrent computing, our customers are able to handle a high volume of transactions, eliminating potential bottlenecks and increasing throughput and application speed.

The Rogue Wave Hydra Suite includes the following:

•	ROGUE WAVE HydraSCA, a service execution framework based on Software Pipelines, an architecture and methodology that enables the development and deployment of high performance, scaleable SOA-based applications.

•	HYDRASDOtm for XML is a data access service for exceptionally fast parsing of XML data with in-memory shared data between Java and C++ applications.

•	HYDRASDO for Databases provides simple and easy access to relational databases in both conventional and Service Oriented Architectures.

Functionality.  Our ROGUE WAVE Hydra suite allows software developers and architects to:

•	Dissect an application into components, or services to run concurrently, capitalizing on new and existing software assets and components

•	Leverage legacy applications to build new applications by transforming code into services components

•	Allow multiple languages including C++ and Java to communicate directly or across a network

•	Split workload by content-based criteria and execute processing order by first in first out (“FIFO”) logic when required

•	Connect directly to popular messaging and middleware platforms

•	Run components locally with “native” execution speed, or remotely over the network.

To provide this functionality ROGUE WAVE Hydra is based on a technology called “Software Pipelines” which allows separate transactions to be processed in parallel along many pipelines. For example, a financial services customer may have one pipeline to process stock orders, one to process bonds and another to process options, allowing multiple trades to be processed at the same time, without violating business integrity rules.

Using the software Pipeline methodology, our customers can reengineer legacy applications to work in parallel, performing multiple transactions at the same time while preserving key business rules. The programming code for core business logic and functionality within legacy applications can be reused as individual services components by developers. The services components can then be connected using a single server or a multitude of servers. By this method, legacy applications and new applications are tied together regardless of programming language. ROGUE WAVE Hydra allows processing of data to occur in the individual service components, allowing reuse of business logic along with new or enhanced components.

SourcePro® C++ Suite

The ROGUE WAVE SourcePro® C++ Suite provides enterprise C++ development tools to software developers and architects, allowing them to build, maintain and enhance applications in a fraction of the time as compared with “hand-coding” low-level components. SourcePro C++ enables developers to concentrate on business requirements, delivering reliable applications across approximately 50 operating systems and 14 databases. Our solution consists of C++ libraries and cross-platform components used to create or extend applications.

Functionality.  Our SourcePro® C++ Suite allows software developers the tools for:

•	Cross platform application development

•	Writing database applications

•	Creating applications that can easily be moved from any of the numerous operating system platforms and databases supported by the product

The Rogue Wave SourcePro C++ Suite is comprised of four components that work together including:

•	SourcePro® Core. An extensive set of fundamental C++ components that handle many of the intricacies of the C++ language and provide a complete framework for internationalization and localization of applications. Additionally, SourcePro Core functions as a complete solution for multithreading applications and for streaming extensible markup language (“XML”), and data non-intrusively. By simplifying the complexities of working with XML, SourcePro Core helps developers create C++ applications that share data with diverse systems.

•	SourcePro® DB. An object oriented interface that allows components to work across multiple databases. SourcePro DB simplifies the complexity of writing database applications, and allows developers to drill down to vendor-specific database libraries if needed. SourcePro DB supplies a consistent, high-level C++ interface to relational databases, speeding development and reducing complexity, all without sacrificing the performance of native access.

•	SourcePro® Net. Allows developers to create secure and non-secure networked and Internet-enabled applications, handling the granular details of socket programming and Internet protocols to expedite the timely delivery of quality applications.

•	SourcePro® Analysis. Contains a full range of C++ components for solving mathematical problems in business and research, encapsulating algorithms that can be relied upon for accurate, precise calculations and complex mathematical formulas.

Stingray® Studio Suite

Stingray® Studio provides components to software developers and architects for customized GUI development that resembles a Microsoft application interface. Our GUI interface accelerates development time through an easy-to-use interface and full source-code availability. Stingray Components can be customized depending on the unique needs of each customer.

The Stingray products include:

•	Objective Grid is an advanced grid component that mimics many of the features of Microsoft Excel, including support for database connectivity.

•	Objective Toolkit is a broad library of drop-in components that address areas not covered by Microsoft Foundation Classes (“MFC”) and ActiveX libraries, which contain a set of basic C++ building blocks for creating Windows based applications.

•	Objective Edit offers an advanced text editor component useful for implementing an interactive environment, similar to Microsoft Visual C++ editor, for viewing and editing source code, scripts and mark-up languages.

•	Objective Chart delivers high-performance, advanced charting capabilities, including a variety of two-dimensional chart types.

•	Object Views provides components for building drag-and-drop graphical interfaces that are Visio-like in functionality and for incorporating custom graphical objects and enhanced drawing capabilities.

Stingray products reduce the overall development cycle by leveraging existing application code, enabling developers to focus on creating and updating business logic rather than the low-level details of MFC and Active X GUI functionality. The flexible Stingray components are easy to use, shortening development time and making it easier to maintain and evolve GUI applications as needs change.

HostAccess® Suite

HostAccess® terminal emulation provides Microsoft Windows users secure access to legacy, host based applications. “The HostAccess tool” allows end users to access character-based legacy applications through terminal emulation from a personal computer workstation, supporting over 35 types of legacy systems. The product is particularly strong in its emulation of character terminals used in Unix-based legacy systems.

Services

Our consulting services group provides our customers with assistance for the design, development, implementation and integration of our products. In addition, our services include the following:

•	Porting of ROGUE WAVE products and customer applications to specialized platforms and databases

•	SOA design and analysis

•	Product customization and enhancements

•	Performance optimization

•	Outsourcing of C++ development and application maintenance

Rogue Wave Software Division Sales, Markets and Customers

Rogue Wave sales are conducted through our direct sales force, ISVs, distributors and third-party resellers that possess specific domain expertise and service expertise.

In an effort to improve our presence in the emerging high-performance SOA industry, we are implementing several critical programs including:

•	Internet marketing, concentrating on our Web site, search engine optimization, Internet advertising and blogs,

•	Increased public relations efforts to promote our early leadership in high-performance SOA products

•	Participation in key events and industry trade shows such as JavaOne to collaborate with key partners and build credibility

•	Participation in the Open SOA Collaboration, an industry consortium working to set standards for Service Component Architecture

Rogue Wave Software is working with Intel Corporation to sponsor a series of workshops throughout 2007 aimed at professional developers, senior architects and mid-level managers. The workshops are structured to educate attendees on high-performance service oriented architecture (SOA) application development using Rogue Wave Software’s pioneering Software Pipelines and concurrent programming methodologies. The educational, hands-on workshops, which will take place throughout the United States and Canada, will focus on how attendees can use Rogue Wave® Hydra and Intel® Threading Building Blocks to solve common developer challenges – such as SOA performance issues and the use of multi-core chip architectures to increase scalability.

Our solutions are installed in over 500 enterprise customers worldwide. Our customers are comprised of financial services, telecommunications and ISVs. Our customers include Wall Street banks, major telecommunications firms and ISVs. We maintain partnerships with several large original equipment manufacturers (“OEM”) customers. These vendors rely on us to support their high-performance development tools on specific hardware platforms, enabling end customers to achieve optimum performance when using a particular OEM’s products. Additionally, Rogue Wave generates 33% of its revenue from its international operations.

Competition.  Software tools sold by our Rogue Wave Software division compete with IONA Technologies, Systinet which is owned by Hewlett-Packard Company, IBM, BEA, TIBCO Software, Inc. and open source offerings.

Rogue Wave Software Division Research and Development

Rogue Wave supports an internal research and development program and outsources some of its research and development activities to control costs. As part of its research and development group, Rogue Wave maintains an automated testing facility, allowing us to test all products across numerous platforms. The automated C++ building and testing environment is a capability that has enabled us to build a high performance SOA offering, and we believe serves as a barrier to entry for competitors.

Quovadx Corporate Marketing Activities

We focus our corporate marketing efforts on brand awareness, educational and collateral development. These efforts support our divisional product and service offerings, creative visualization of our offerings, management of joint marketing programs with alliance partnerships and outreach through public relations, and industry-analyst relations. Our marketing activities include: advertising, direct mail campaigns, electronic marketing campaigns, tradeshows and conferences, seminars, sponsorships, association memberships, industry advocacy, editorial outreach, speaking engagements, user group conferences, customer symposiums and continuing education.

Seasonality

Although we do not consider our business to be highly seasonal, in recent years, the timing of our customers’ internal annual capital budgeting processes occasionally has resulted in higher revenue in the fourth quarter, especially in ISD and Rogue Wave license sales. Additionally our quarterly sales in Europe are typically lower in the summer months due to vacation patterns.

Major Customers

One customer, the Medical University of South Carolina (“MUSC”), accounted for $13.2 million or 16% of total consolidated revenue for 2006. The contract with MUSC expired on December 31, 2006 and was not renewed. Each of our divisions has several large customers that individually do not generate revenue that is over 10% of total company revenue, but collectively are significant. The following table indicates the revenue generated from the top five customers in each division as a percent of total division revenue.

Year Ended December 31,	Integration Solutions	CareScience	Rogue Wave

2006	46%	40%	13%
2005	43%	44%	16%
2004	51%	45%	12%

Intellectual Property

Each division considers its proprietary core technology to be fundamental to the success of its operations. In addition to our proprietary technology, we license technology from various third party vendors. For example, the CareScience division uses licensed intellectual property from the University of Pennsylvania under a perpetual license that exclusively licenses our online CareScience analytic processing software to us under a long term agreement. Other third party products are licensed in a non-exclusive basis.

We seek to protect our software, documentation and other written materials primarily through a combination of trade secrets, trademark and copyright laws, confidentiality procedures and contractual provisions. In addition, we seek to avoid disclosure of our trade secrets, by, among other things, requiring those persons with access to our proprietary information to execute confidentiality agreements with us and restricting access to our source code. We have been issued twelve U.S. patents and have two additional patents pending.

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

Government Regulation

The healthcare industry, which has historically accounted for a significant percent of our total revenue, is highly regulated and is subject to changing political, regulatory and other influences. These factors affect the purchasing practices and operation of healthcare organizations. Federal and state legislatures and agencies frequently consider programs to reform or revise the United States healthcare system. Such legislation may include proposals to increase governmental involvement in healthcare, lower reimbursement rates or otherwise change the environment in which healthcare industry participants operate. Healthcare industry participants may respond by reducing their investments or postponing investment decisions, including investments in our applications and services.

We are unable to predict with any degree of certainty whether new proposals, regulations or requirements at the Federal, State or local levels, will have a positive or negative impact on our ability to sell our products and solutions in the future.

HIPAA Administrative Simplification

Under HIPAA, Congress mandated a package of interlocking administrative simplification rules to establish standards and requirements for electronic transmission and other uses and disclosures of certain health information by healthcare providers, health plans and healthcare clearinghouses. As discussed below, the regulations published under HIPAA’s administrative simplification provisions apply mainly to certain ISD and CareScience operations as well as the operations of many of our customers. Compliance with these rules could be costly and could require changes in our systems. In addition, the success of our compliance efforts may be dependent on the success of healthcare participants in dealing with the standards.

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

Employees

As of December 31, 2006, we had a total of 365 employees, excluding 130 ISD employees assigned to the MUSC contract that expired on December 31, 2006, who were not employed by Quovadx after that date. Of our 365 employees 87 were ISD employees, 90 were CareScience employees, 121 were Rogue Wave employees and 67 were included in our corporate organization. We have not experienced any work stoppages.

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

We incurred losses for the years ended December 31, 2006, 2005, and 2004. As of December 31, 2006, we had an accumulated deficit of $197 million. Since our current plans are focused on generating growth and launching new products in each of our segments, we expect that we will need to continue to invest significantly in sales and marketing, research and development, general and administrative and other expense areas, and the level of these investments may exceed our revenue. As a result, we may continue to experience losses and negative cash flows in the future. Failure to achieve and maintain profitability, or have continued losses, or have negative cash flows, may cause our stock price to decline and impair our business and financial prospects.

We face risks related to the class action and derivative lawsuits.

Certain former officers, independent directors and the Company have been named defendants in the pending Special Situations Fund class action lawsuit. In that lawsuit: the individual defendants have been dismissed without prejudice, the Company has admitted liability and the parties have reached a settlement agreement which the court has preliminarily approved. Should the settlement not reach final approval, the parties will revert to litigation on the question of damages. An unfavorable outcome in that lawsuit would have a material adverse effect on the Company’s cash position and could have a material adverse impact on our business and financial prospects.

Under Delaware law, our charter and bylaws, and written indemnification agreements, we are generally obligated to indemnify, and advance legal fees and costs to, our directors and officers who are named defendants in the Special Situations Fund class action, and in any lawsuit the SEC may bring against former officers arising out of our 2004 financial restatements. We are unable to estimate our liability in these matters and aggregate liabilities could have a materially adverse effect on our business, financial condition, results of operations and cash flows.

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

On August 31, 2006, we announced that we retained an investment bank to act as a financial advisor to assist us in exploring strategic initiatives to realize the Company’s potential and enhance shareholder value. These initiatives could include, but are not limited to, a recapitalization, strategic acquisition, and/or the combination, sale or merger of the Company or one or more of its divisions. Pursuit of strategic initiatives may cause existing employees to consider new opportunities, and it may be difficult to recruit new employees that are likely needed to support our growth initiatives. While we have taken steps to support employee retention as we go about the evaluation process, there can be no assurances that key employees will not leave the Company. If key employees were to leave the Company, it may impair our ability to meet commitments and sustain revenue. Additionally, strategic initiative activities will require us to incur significant expenses unrelated to normal business operations for retention incentives, legal, financial and tax advisory services. This process may divert management’s focus from maintaining and improving revenue and cash flows and could disrupt our ongoing business. We also face the risk that any transaction, if announced, may not close and, as a result, we may not be able to enhance shareholder value as a result of this strategy.

A contract with a major customer, the Medical University of South Carolina, expired on December 31, 2006. Failure to generate other sources of revenue to compensate for the resulting reduction in revenue and operating income, may adversely affect our future operating results.

An ISD outsourcing contract with the Medical University of South Carolina, representing approximately $13.2 million or 16% of total Company revenue for the year ended December 31, 2006, and approximately $2.3 million in gross profit, expired on December 31, 2006. Revenue from this customer represented approximately 15% and 16% of total Company revenue, for the years ended December 31, 2005 and 2004, respectively. We do not expect to replace the revenue and gross profit generated from the MUSC contract in 2007. To the extent that we do not replace the revenue, total revenue and operating income for ISD and the Company could be adversely impacted.

We operate in an industry with rapidly changing technology and, if we do not successfully modify our products to incorporate new technologies or introduce new products, we may not be able to increase revenue or our revenue may decline.

The software markets in which each of our divisions compete is characterized by (1) rapid technological change, (2) frequent introductions of new products, (3) changing customer needs, and (4) evolving industry standards. To keep pace, we must support existing products and develop new products. We may not be successful in developing, marketing and releasing new products or new versions of our products. Additionally, we have limited capital resources to invest in new product development and we may not make effective investment decisions.

Rogue Wave is depending on the success of its new Hydra suite of products for its future growth. Early Hydra customers may require us to prove the value and functionality of new products on a no-risk or low-risk basis, and the sales and support costs of the introductions may be substantial or exceed our expectations. Hydra may not perform as anticipated, and may not achieve any significant degree of market acceptance. Customers may request or require significant new features or capabilities that early versions of the new products do not offer or may not be able to provide, potentially resulting in lengthened sales cycles or eliminating the new products as a viable option for consideration.

Each of our divisions is dependent on government, industry or other third party organizations to determine requirements that may need to be incorporated into our software products. If we are not able to make the required changes in a timely manner to keep the software current with industry or government requirements, our business could be adversely affected.

In addition, ISD success depends on organizations requiring information delivery, and seeking outside vendors to develop, manage and maintain their critical software applications. Many of our potential customers have made significant investments in internally developed systems and would incur significant costs in switching to our products, which may substantially inhibit the growth and sustainability of our business. These market factors may cause us to lose market share and our revenues would be adversely affected.

Further, we may face significant competition from open source software offerings that are provided to users at no charge by competitors to ISD and Rogue Wave. We may also experience difficulties that could delay or prevent the successful development, introduction and sale of new products and enhancements. In addition, our new products or enhancements may not adequately meet the requirements of the marketplace and may not achieve any significant degree of market acceptance. If release dates of any future products or enhancements are delayed, or if these products or enhancements fail to achieve market acceptance when released, we may not be able to increase our revenue or our revenue may decline and our business, operating results and financial condition would be adversely affected.

We face increased competition in the marketplace and lengthening sales cycles in each of our divisions that could impact our operations negatively.

Each of our divisions face competition for our products and services from several competitors, which include companies larger than us. Consolidation in the software industry has resulted in many of our competitors becoming part of larger companies and these large competitors have considerably more resources to draw on than we have. Our smaller size and limited resources negatively impact our ability to grow revenue and acquire new customers.

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

Our goodwill balance at December 31, 2006 was $46.7 million and represented approximately 40% of total assets. Intangible assets from our acquisitions totaled $10.1 million, or approximately 9% of total assets at December 31, 2006. We are required to test goodwill annually, and other intangible assets periodically, for impairment and more frequently if events or changes in circumstances indicate assets might be impaired. Risks described elsewhere in this section could adversely affect the value of our assets or our ability to generate cash flow in the future, which could result in the impairment of these assets.

Capitalized software totaled $7.2 million at December 31, 2006, which is 6% of total assets. In assessing the recoverability of our existing capitalized software assets, we rely on estimates and judgments to determine the net realizable value of each product. When evaluating the net realizable value of a given product, we prepare a forward-looking business case that is comprised of an assessment of future revenue to be generated. If the net realizable value is less than the carrying value, an impairment is recorded. Our ability to estimate future expected revenues and benefits with a measured degree of probability is the most significant factor in our estimate of recoverability. If our ability to estimate the expected future benefits changes significantly in any given period, we could record impairment charges for certain assets and our operating results could be adversely affected. If the projected revenues do not cover the value of the capitalized software, the asset must be impaired. In 2004, we recorded a write down of capitalized software in our ISD division of $4.8 million.

We face saturated or diminishing markets for some of our key products.

Our core product offering from ISD, the CLOVERLEAF® product suite, is sold primarily to the healthcare industry. Segments of this market are close to saturation, and therefore revenues may decrease within this market segment. While the CLOVERLEAF® product suite remains competitive, the existing domestic market is becoming saturated and we may need to sell our products and solutions in new geographic areas and develop new solutions with our customers that leverage the assets of our CLOVERLEAF® product suite in order to sustain and grow revenue.

The primary development tools sold by Rogue Wave Software, the SourcePro and Stingray tools, target the C++ programming language, which is diminishing in usage when compared with other programming languages such as Java. In such circumstances, customers may elect to acquire “end of life” rights to the products, paying a one-time fee for perpetual future use. Customers who elect this option no longer have an obligation to pay for the continuing updates and support fees, thereby reducing recurring revenue for Rogue Wave. We expect to launch new products to offset anticipated declines and enable growth at Rogue Wave, which could create internal competition with existing products, diminish existing revenue streams and negatively impact our revenue.

A significant portion of our recurring revenue comes from maintenance agreements that require periodic renewals.

Our ability to sustain recurring revenue is largely dependent on retaining current customers under maintenance and ASP agreements. Revenue from maintenance agreements is included in recurring services revenue and represented 27% of the total Company revenue for the years ending December 31, 2006, 2005 and 2004. For software licensed under a perpetual license agreement, customers have the option to continue to utilize software without renewing maintenance and support. Electing to not renew maintenance and support will keep them from receiving current releases, bug fixes, telephone support and other post contract support. If we cannot maintain renewal rates we will not be able to sustain and increase recurring revenue. The ASP revenue represented 9%, 8% and 7% of the total revenue for the twelve months ended December 31, 2006, 2005 and 2004, respectively. ASP revenue is primarily related to the CareScience division.

ISD and Rogue Wave rely on the effectiveness of channel partners and third-party influencers to help achieve revenue goals. If we fail to maintain and expand these types of relationships, our business may suffer.

Relationships with new and established channel partners have been, and will continue to be critical to our future success. These relationships include independent software vendor, distributor, co-marketer and system integrator relationships. We rely on these partners to assist us in generating increased acceptance and use of our applications, services, and product offerings. We have established a number of these relationships, and our growth depends on establishing new relationships and maintaining existing ones. Our Rogue Wave Software division relies on channel partners to sustain SourcePro sales and plans to leverage these relationships to help launch Rogue Wave Hydra in the market. Our Integration Solutions division also relies significantly on third-party relationships to grow sales and increase market share. Certain channel partners may not view their relationships with us as significant to their own businesses, and they may reassess their commitment to us or decide to compete directly with us in the future. We generally do not have agreements that prohibit the other parties from competing against us directly or from contracting with our competitors. Additionally, we cannot guarantee that any channel partner will perform its obligations as agreed or that we would be able to specifically enforce any agreement with them. Our failure to maintain and expand these relationships may adversely impact our future revenue.

We rely on third party distributors for ISD and Rogue Wave to report their sales of our software license products accurately and on a timely basis in order to report revenue accurately. If they do not report sales of our products to us accurately and in a timely manner our ability to recognize revenue in the appropriate period may be impacted and we risk fluctuations in our revenues.

ISD and Rogue Wave contract with third party distributors to sell our products to their customers. The Company relies upon the resellers to report sales of licenses accurately and on a timely basis. Third party resellers may not report sales to the Company in a timely manner or the reports may later be found by the Company to be inaccurate. In these instances, the Company recognizes revenue in the period the sales are initially reported or later accurately reported to the Company, provided all revenue recognition criteria have been met. As a result, our revenue may fluctuate between periods, or we may not realize revenue at all if our distributors fail to report, or under report sales, and our monitoring procedures do not detect the non-compliance.

Revenue from our international operations in ISD and Rogue Wave has historically been significant and we hope to increase our international revenue going forward. As a result, we may become subject to additional uncertainties in the international marketplace which could adversely affect our operating results.

Revenue from our international operations for ISD and Rogue Wave products and services accounted for 15%, 15%, and 12% of total revenues for the years ended December 31, 2006, 2005 and 2004 respectively. Our current strategy relies upon continued penetration of international market opportunities by ISD and Rogue Wave. If we are successful in doing so, our exposure will increase the risks inherent in conducting business internationally including, fluctuation in currency exchange rates, taxation laws, unexpected changes in regulatory requirements, and reduced protection for intellectual property rights in some countries. In addition, expanding our international operations will increase our exposure to other risks and uncertainties:

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

We are exposed to infringement risks.

Our intellectual property is central to our business. We may be subject to intellectual property infringement claims as the number of our competitors grows and the functionality of our applications overlaps with competitive offerings. Additionally, we are subject to infringement claims by companies that purchase patents and use them to aggressively assert superior rights — so-called “patent trolls.” These claims, whether or not meritorious, could result in costly litigation and damages, divert our attention from operating our company, cause product shipment delays, or require us to enter into royalty or licensing agreements, any of which could seriously harm our business, financial condition and results of operations. If we become liable to third parties for infringing their intellectual property rights, we could be required to pay substantial damage awards and to develop non-infringing technology, obtain a license or cease selling the applications that contain the infringing intellectual property. We may be unable to develop non-infringing technology or obtain a license on commercially reasonable terms, if at all. In the event an intellectual property claim against us were to be successful and we could not obtain a license on acceptable terms, license a substitute technology or redesign to avoid infringement, most of our contracts would require us to refund a portion of the software license fees, in which case our business, financial condition and results of operations would be seriously harmed. In addition, we may not be able to protect against misappropriation of our intellectual property. If third parties infringe upon our intellectual property rights, we may not detect this unauthorized use and we may be unable to enforce our rights.

We rely on third parties for technology in our products.

We depend upon third-party suppliers and licensors to provide software that is incorporated into certain of our products and the products that we distribute. Additionally, some of the intellectual property used in CareScience products that are critical to our business are subject to an exclusive license from the University of Pennsylvania. While we have historically enjoyed collaborative and cooperative relationships with these third parties, our ability to influence these third parties in terms of resource allocation, deliverable timelines and quality of work as it relates to our specific requirements may be adversely impacted in the future. Additionally, the third-party software may not continue to be available to us on commercially reasonable terms, if at all. Our agreements to license certain third-party software will terminate after specified dates unless they are renewed. If we were to have a dispute with a third party regarding our rights under an agreement, the third party may have the right to terminate our use of such software and/or obtain damages. We expect to sell multiple products to the same customers and problems with the third party technology in one product may adversely affect sales of other products to the same customer.

Certain products that we use include so called “open source” software. In some cases open source software imposes on us certain requirements to license others both the open source software as well as software that relates to, interacts with, or that is a derivative work of the open source software. These open source license terms may be ambiguous and may result in unanticipated obligations regarding our products, including the obligation to make source code available. Because open source software is generally available, it cannot be protected as a trade secret and competitors and others would have access to such software and the right to modify or distribute such software. Also, in many instances where we obtain open source software, we would not be able to determine if the provider of such code has legal right to provide such code to us under the open source license terms.

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

In particular, we market software products in ISD and CareScience that are designed to assist our healthcare customers in meeting their HIPAA compliance obligations. Failure of these products to perform as intended could cause our customers to incur significant fines and penalties for non-compliance, which in turn could result in damages and claims against us. Additionally, system failures or failure by our service providers may cause service interruptions to our transaction customers in CareScience and could damage customer relations. Our contracts generally limit our liability arising from our errors; however, these provisions may not be enforceable and may not adequately protect us from liability. While we have general liability insurance that we believe to be adequate, including coverage for errors and omissions, we may not be able to maintain this insurance on reasonable terms in the future. In addition, our insurance may not be sufficient to cover large claims and our insurer could disclaim coverage on claims. If we are liable for an uninsured or underinsured claim or if our premiums increase significantly, our financial condition and results of operations could be materially adversely affected.

We may be unable to recruit and retain key employees who are essential to our operations.

We rely on the continued service of our senior management and other key employees and the hiring of new qualified employees. Key employees may leave our employ for other opportunities and we may experience difficulty in recruiting new employees to replace them, especially since our announcement in August of 2006, that we were exploring strategic alternatives. We continue to incur losses each year and the size of the Company as compared to other companies that compete with us for qualified employees may inhibit our ability to retain and recruit key employees. In addition, we have historically used equity incentive programs, such as employee stock options and stock purchase plans, as a component of overall employee compensation arrangements. Changes in these programs which we have recently adopted in response to business conditions and new accounting rules may decrease the value of these equity incentives to our current and prospective employees and potentially impair our ability to retain and recruit key employees. If we can not retain or recruit key employees our ability to sustain revenue will be negatively impacted.

We could incur liabilities related to the regulation, use and misuse of information.

Many aspects of our business relate to the use, sharing and processing of information, particularly in ISD and CareScience. As a result, we are subject to many regulations, including the Health Insurance and Accountability Act of 1996 and other privacy regulations that are designed to protect the privacy and prevent the misuse of personal information in the marketplace. Our operations involve collecting data, processing data and redistributing data, including data that we receive from third parties. As a result, we may become involved in any matter relating to the misuse of such data and we may incur liability for any such misuse of that information by other parties simply as a result of our involvement in the process. The data privacy and security regulatory environment is rapidly changing. We may not be able to comply with changes in the regulatory environment in an efficient, cost-effective manner. Security breaches in our facilities, computer network and databases, or third-party facilities used for data processing and managed services, may cause harm to our business and reputation and result in a loss of customers. Many security measures have been instituted to protect the systems and to assure the marketplace that these systems are secure. If users gain improper access to our databases, they may be able to steal, publish, delete or modify confidential third-party information that is stored or transmitted on our databases. In addition, misuse by our customers of our information services could harm our business and reputation, result in loss of customers and expose us to liability.

If security of our customer and patient information were to be compromised, we could be liable for damages and our reputation could suffer.

We retain confidential customer and patient information in our processing centers. Therefore, it is critical that our facilities and infrastructure, or third-party facilities used for data processing and managed services, remain secure and that these facilities and infrastructure are perceived by the marketplace to be secure. Additionally, HIPAA imposes security requirements. Despite the implementation of security measures, our infrastructure may be vulnerable to physical break-ins, computer viruses, programming errors, attacks by third parties or similar disruptive problems. If we fail to meet our clients’ or regulatory expectations, we could be liable for damages and our reputation could suffer. Our insurance may not protect us from this risk.

If compliance with government regulation of healthcare becomes more costly and difficult for our customers, we may be unable to increase revenue in ISD and CareScience.

Participants in the healthcare industry are subject to extensive and frequently changing regulation under numerous federal, state and local laws. Some of these laws apply directly to our business; many others indirectly affect the way we do business. Our Integration Solutions and CareScience divisions service providers, and payer customers are subject to a wide variety of laws and regulations that could affect the nature and scope of our business relationships with them.

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

Federal and state legislatures have periodically considered programs to reform or amend the U.S. healthcare system at both the federal and state level. These programs may contain proposals to increase governmental involvement in healthcare, lower reimbursement rates or otherwise change the environment in which healthcare market participants operate. At present, there is renewed and increasing interest in healthcare at the federal and state levels, including the implementation of national and/or regional healthcare interoperability initiatives and the revamping of the scope or manner of coverage by state and federal health care programs. Our interoperability solutions may not be the technology that will be selected by these initiatives. Healthcare market participants may respond to anticipated change in these areas by reducing their investments or postponing investment decisions, including investments in our applications and services. We do not know what affect these or other proposals would have on the business of ISD and CareScience. The uncertainty over if, when, and in what form any such proposals would be implemented could have a negative impact on our Integration Solutions and CareScience divisions business as customers may choose to wait to see the final form of any such legislation or regulations and/or demand guarantees or other concessions related to potential changes.

If we do not establish and maintain our brands, our reputation could be adversely affected.

In order to increase our customer base, we must establish, maintain and strengthen our brands. For us to be successful in establishing our respective corporate and divisional brands, professionals in healthcare, financial services, telecommunications, information technology and other targeted markets must perceive us as offering high quality, cost-effective, reliable products and related services, including consulting, implementation, education, hosting, maintenance and support. Our reputation and brand names could be harmed if we experience difficulties introducing new product and service offerings, such as the launch of Rogue Wave Hydra. Additionally brand names and reputation could be harmed if these offerings are not accepted by customers and/or distribution channel partners, if we are required to discontinue existing offerings or if our products and services do not function as represented.

We have risk in sustaining professional service revenue in our markets.

We have recently experienced declines in services revenue and the decline may continue or accelerate which could have a material adverse effect on our financial condition. We realize a significant percentage of revenue in ISD from professional services, which typically have lower margins than our software license and maintenance revenues. A significant portion of ISD professional services revenue is generated from implementation services for software license customers. Recent growth in our software license revenue has come from indirect channels that historically have not generated the same degree of related professional services revenue. Professional services is a very competitive market that is highly dependent on the quality of our staff, pricing and reputation. ISD typically faces much larger competitors in this segment of the business, who have considerably more resources than we have. ISD also faces competition from smaller private companies that can be more cost competitive. Our vulnerability to competition could result in further declines in our services revenue. In addition, professional service development projects require close collaboration with the client, particularly in managing the change-order process, and present factors that are often outside of our control. The length and nature of these projects expose us to the risks of not completing the project on time or at all, of not meeting client expectations, or not staying within budget, any of which may cause customers to delay payment for work performed or could lead to complex and expensive litigation, any of which could have a material adverse affect on revenue, cause the margin for these projects to decrease, and negatively impact our ability to grow this segment of our business.

We are regulated by the federal and state governments and compliance with current and future labor laws may impact our earnings.

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

Our stock price has traded well below the $5.00 per share minimum threshold established by many institutional investors as criteria for ownership.

Factors that could affect the trading price of our common stock include:

•	A relatively small float and low trading volume in our shares;

•	A change in analyst coverage;

•	Changes to the Company’s plan and/or prospects;

•	Sales of our common stock by large, institutional investors; and

•	Ownership of our common stock by hedge funds with high turnover rates.

The continued low trading price of our stock may constrain our ability to issue stock for cash or make acquisitions.

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

In 2000, we adopted a stockholder rights plan and distributed a dividend for each share of common stock. This dividend took the form of a right, which entitles the holders to purchase one one-hundredth of a share of a new series of junior participating preferred stock. In certain events after the rights become exercisable they will entitle each holder, other than the acquirer, to purchase, at the rights’ then current exercise price, a number of shares of common stock having market value of twice the rights’ exercise price or a number of the acquiring company’s common shares having a market value at the time of twice the rights’ exercise price. The adoption of the rights plan makes it more difficult for a third party to acquire control of us without the approval of our Board of Directors. We are also subject to provisions of Delaware law that prohibit us from engaging in any business combination with any “interested stockholder,” meaning generally that a stockholder who beneficially owns more than 15% of our stock cannot acquire us for a period of three years from the date this person became an interested stockholder, unless various conditions are met, such as approval of the transaction by our Board of Directors.

Item 1B.  Unresolved Staff Comments.

None

Item 2.	Properties

Our principal executive and corporate offices are located in Greenwood Village, Colorado, where we lease approximately 16,271 square feet of office space. The lease on this facility expires in November 2008. We also lease 118,890 square feet of office space, primarily for operations and research and development, in various locations in the United States and Europe under agreements that expire at dates ranging from July 2007 through October 2011. As of December 31, 2006, the Company occupied 83% of the office space it leased and is currently subleasing or intending to sublease 18,619 square feet. We believe that our current facilities will be sufficient to meet our needs for at least the next twelve months. The following table summarizes our major property leases.

		2006
		Annual	Square	Lease
Location	Primary Function	Rent	Footage	Expiration

Philadelphia, PA	CareScience Headquarters	$523,459	22,637	October 5, 2011
Boulder, CO	Rogue Wave Headquarters	422,791	27,941	January 31, 2008
Mountain View, CA	ISD R&D	218,962	4,797	June 30, 2010
Hempstead, England	ISD International Operations	269,104	5,500	May 26, 2007
Atlanta, Georgia	ISD Sales	264,547	10,113	August 31, 2008
Greenwood Village, CO	Corporate Headquarters	236,191	16,271	November 30, 2008
Dallas, TX	ISD Services	222,736	11,198	June 30, 2011
Corvallis, Oregon	Rogue Wave R&D	173,775	10,500	July 31, 2009
Woodland Hills, CA	ISD Headquarters	130,142	3,622	April 30, 2010

Item 3.	Legal Proceedings

Contingencies

On November 14, 2001, a stockholder class action complaint was filed in the United States District Court, Southern District of New York. On April 19, 2002, plaintiffs filed an amended complaint. The amended complaint asserts that the prospectus from the Company’s February 10, 2000 initial public offering (“IPO”) failed to disclose certain alleged improper actions by various underwriters for the offering in the allocation of the IPO shares. The amended complaint alleges claims against certain underwriters, the Company and certain officers and directors under the Securities Act of 1933, as amended (the “Securities Act”) and the Securities Exchange Act of 1934, as amended (the “Exchange Act”)(Bartula v. XCare.net, Inc., et al., Case No. 01-CV-10075). Similar complaints have been filed concerning more than 300 other IPO’s; all of these cases have been coordinated as In re Initial Public Offering Securities Litigation, 21 MC 92. In a negotiated agreement, individual defendants, including all of the individuals named in the complaint filed against the Company, were dismissed without prejudice, subject to a tolling agreement. Issuer and underwriter defendants in these cases filed motions to dismiss and, on February 19, 2003, the court issued an opinion and order on those motions that dismissed selected claims against certain defendants, including the Rule 10b-5 fraud claims under the Exchange Act against the Company, leaving only the Section 11 strict liability claims under the Securities Act against the Company. A committee of our Board of Directors has approved a settlement proposal made by the plaintiffs. Specifically, under the terms of the settlement, in exchange for a $1 billion guaranteed recovery to be divided pro rata by participating issuer defendants and an assignment of claims that the issuer defendants may have against the underwriter defendants, the plaintiffs would dismiss with prejudice and release their claims against the issuer defendants, including the Company. On October 13, 2004 the court certified classes of shareholders in six test cases that were selected by the underwriters and plaintiffs out of the 310 consolidated actions in the coordinated proceeding. On February 15, 2005, the court issued an order granting conditional preliminary approval of the settlement. On August 31, 2005, the court entered an order confirming its preliminary approval of the settlement. On April 24, 2006, the court held a fairness hearing in connection with the motion for final approval of the settlement, but has not yet issued a ruling on the motion for final approval at the fairness hearing. The settlement remains subject to a number of conditions, including final approval of the court. On December 5, 2006, the Court of Appeals for the Second Circuit reversed the court’s order certifying a class in the six test cases. The Company is not one of the test cases, and it is unclear what impact this will have on the Company’s case. The Company’s director and officer insurance policy covering these claims is expected to be sufficient to cover any share of the recovery that is ultimately allocated to the Company under the terms of the settlement. If the settlement is not achieved, the Company will continue to aggressively defend the claims. We do not believe that the outcome of this action will have a material adverse effect on our financial position, results of operations or liquidity; however, litigation is inherently uncertain and we can make no assurance as to the ultimate outcome or effect.

On March 18, 2004, a purported class action complaint was filed in the United States District Court for District of Colorado, entitled Smith v. Quovadx, Inc. et al, Case No. 04-M-0509, against Quovadx, Inc., its former Chief Executive Officer and its former Chief Financial Officer. The complaint alleged violations of Sections 10(b) and 20(a) of the Exchange Act, purportedly on behalf of all persons who purchased Quovadx common stock from October 22, 2003 through March 15, 2004 (the “class period”). The claims were based upon allegations the Company (i) purportedly overstated its net income and earnings per share during the class period, (ii) purportedly recognized revenue from contracts between the Company and Infotech Networks Group (“Infotech”) prematurely, and (iii) purportedly lacked adequate internal controls and was therefore unable to ascertain the financial condition of the Company. The action sought damages against the defendants in an unspecified amount. Thereafter, eight additional, nearly identical class action complaints were filed in the same court based on the same facts and allegations. Subsequently, all but one of the actions, entitled Heller v. Quovadx, Inc., et al., Case No. 04-M-0665 (OES) (D. Colo.), were dismissed. On June 10, 2004, the plaintiff in Heller filed a first amended complaint, which asserted the same claims as those asserted in the original complaint, and included allegations regarding the Company’s accounting for certain additional transactions. On September 8, 2004, the court denied defendants’ motions to dismiss the first amended complaint and approved the appointment of David Heller as lead plaintiff. On September 29, 2004, the court approved the appointment of Mr. Heller’s counsel as lead counsel. On October 14, 2004, the Company and the other defendants filed answers to the first amended complaint, denying allegations of wrongdoing and asserting various affirmative defenses. On April 12, 2005, the court issued an order certifying a class of all persons (except insiders) who purchased Quovadx stock on the open market between October 22, 2003 and March 15, 2004.

A settlement agreement among the various parties (the “Original Agreement”) was achieved on April 4, 2006. Under the terms of the Original Agreement, in April 2006, the Company paid $3 million and our insurance carriers paid $7.0 million, into a settlement fund established by the lead plaintiff’s counsel in exchange for a release, with prejudice, by class plaintiffs of the Company and the individual defendants, from all claims under Sections 10(b) and 20(a) of the Exchange Act. On July 25, 2006, the Original Agreement was submitted to the court for preliminary approval. On October 11, 2006, the court denied approval of the Original Agreement on the grounds that the proposed settlement purported to settle claims on behalf of a settlement class that was broader than the class certified by the court on April 12, 2005 — namely, the inclusion of the Special Situations Fund class (see SSF discussion below) to the extent of their Section 10(b) claims. On November 20, 2006, the Company entered into a Second Amended Stipulation of Settlement (the “Amended Agreement”) with lead plaintiffs. The Amended Agreement was filed with the Court on November 20, 2006. Under the terms of the Amended Agreement, the class plaintiffs received $9 million ($1 million less than under the Original Agreement) in exchange for their release, with prejudice, of the Company and the individual defendants, of all claims arising out of, relating to, or in connection with the purchase on the open market of Quovadx common stock by the lead plaintiff or any class member during the class period, by all persons who are members of the Heller plaintiff class that the Court certified. In October 2006, $1 million was refunded to the Company from the funds the Company previously had paid into the settlement fund. Following preliminary approval of the settlement by the court on November 20, 2006, class members were afforded an opportunity to object to the terms of the Amended Agreement. No absent class member elected to file a timely objection to the Amended Agreement, nor did any class member elect to be excluded from the settlement. On February 23, 2007 the court granted final approval to the settlement as set forth in the Amended Agreement and judgment was entered by the court on February 26, 2007. The time for any appeal of the settlement will expire on March 28, 2007.

On March 22, 2004, a stockholder derivative action was filed in the District Court of Colorado, County of Arapahoe, entitled Marcoux v. Brown et al, against the members of the Board of Directors and certain former officers of Quovadx alleging breach of fiduciary duty and other violations of state law. The Company was named solely as a nominal defendant against which no recovery was sought. This complaint was based on similar facts and circumstances as alleged in the class action complaint discussed above, alleging that the defendants misrepresented Quovadx financial projections and that one of the defendants violated state laws relating to insider trading. The action sought damages in an unspecified amount against the individual defendants, disgorgement of improper profits and attorney’s fees, among other forms of relief. On or about April 21, 2004, a second, nearly identical stockholder derivative complaint, seeking the same relief, was filed in the United States District Court for the District of Colorado, entitled Thornton v. Brown, et al. On or about May 20, 2004, a third, nearly identical stockholder derivative complaint, seeking the same relief, was filed in the District Court of Colorado, County of Arapahoe, entitled Jaroslawicz v. Brown, et al. The three stockholder derivative actions were consolidated into a single consolidated action under In re Quovadx, Inc. Derivative Litigation. The parties to the action executed a stipulation of settlement, which the court approved on November 21, 2006. Under the terms of the settlement agreement, on November 27, 2006 the Company paid a settlement fee of $575,000 and subsequently implemented certain corporate governance changes, in exchange for a full release of the Company and all individual defendants, with prejudice, of all state law claims.

On May 17, 2004, a purported class action complaint was filed in the United States District Court for the District of Colorado, entitled Henderson v. Quovadx, Inc. et al, Case No. 04-M-1006 (OES), against Quovadx, its former Chief Executive Officer, its former Chief Financial Officer and members of its Board of Directors. The complaint alleged violations of Sections 11 and 15 of the Securities Act, purportedly on behalf of all former stockholders of Rogue Wave Software, Inc. who acquired Quovadx common stock in connection with the Company’s exchange offer for all outstanding shares of Rogue Wave Software, which became effective December 19, 2003. The Securities Act claims are based upon similar theories and allegations as asserted in the Heller case described above. The court denied plaintiffs’ motion to consolidate this action under Section 11 of the Securities Act with the Heller case, which was brought under Section 10(b) of the Exchange Act. On July 14, 2004, the Company and outside director defendants filed an answer to the complaint, denying allegations of wrongdoing and asserting various affirmative defenses. On October 4, 2004, the Company’s former CEO and CFO filed an answer to the complaint, denying allegations of wrongdoing and asserting various affirmative defenses. On June 29, 2005, the court appointed Special Situations Fund III, L.P. and three other related funds (collectively, “SSF”) as lead plaintiffs. On July 26, 2005, SSF filed an amended complaint under the caption: Special Situations Fund III, L.P., et al. v. Quovadx, Inc., et al, Case No. 04-M-1006. The amended complaint asserts the same claims as those asserted in the original complaint and includes an additional allegation that the Infotech revenue was falsely recognized as part of a fraud to inflate Quovadx’ stock price for the Rogue Wave Software acquisition. On August 1, 2005, the court approved the appointment of SSF’s counsel as lead counsel and the Company and the individual defendants filed answers to the amended complaint, denying allegations of wrongdoing and asserting various affirmative defenses. On December 1, 2005, SSF filed a motion for partial summary judgment on the issue of liability under

Section 11. Quovadx did not oppose that motion and conceded that its subsequently restated third quarter 2003 financial statements, which were incorporated by reference in the registration statement filed by the Company to register the issuance of Quovadx shares to former stockholders of Rogue Wave Software, established prima facie misstatement liability for the Company to the class members under Section 11. On December 23, 2005, SSF moved to dismiss without prejudice the individual defendants. On May 30, 2006, the court dismissed without prejudice the claims against the individual defendants, leaving the Company as the sole remaining defendant in the litigation. Although the Company had admitted liability with respect to affirmative misstatements in the registration statement, SSF filed a second motion for partial summary judgment on May 26, 2006, seeking a separate finding of liability against the Company for alleged material omissions from the registration statement. The Company opposed this second motion, in a response filed July 24, 2006. On June 29, 2006, a “Notice of Class Action Lawsuit, Dismissal of Individual Defendants and Request for Information to Class Members” was mailed to class members. The purpose of the request for information was to obtain from class members information that would assist the court in determining the proper amount of damages, if any, for which the Company may be liable. Pursuant to the court’s order, class members had until August 28, 2006, to respond to the request for information or to request exclusion from the class. No class member requested to be excluded from the class. On October 23, 2006, the Court held a hearing on SSF’s second motion for partial summary judgment. On November 15, 2006, the Court entered an order denying SSF’s motion.

Shortly thereafter, SSF’s counsel renewed settlement negotiations with the Company. On December 26, 2006, Quovadx reached a settlement agreement with lead plaintiffs and the parties executed a memorandum of understanding (“MOU”). The comprehensive settlement agreement, in the form of a Stipulation of Settlement, was executed by the parties and filed with the court on January 26, 2007. Under the terms of the settlement, on January 16, 2007, Quovadx paid $7.8 million into a settlement fund created for the benefit of the class members in exchange for their release, with prejudice, of all claims that were or could have been asserted by SSF and the class members against the Company and the former individual defendants arising out of or relating to the acquisition of Quovadx common stock in connection with Quovadx’s December 2003 exchange offer. SSF’s attorneys’ fees and expenses, in amounts approved by the Court, as well as the cost of administering the settlement and providing notice to the class members, will be paid from the settlement fund. The settlement release excludes claims arising under Section 10(b) of the Exchange Act that are the subject of the Heller class action described above. The court granted preliminary approval to the settlement on February 8, 2007, and scheduled a fairness hearing for May 4, 2007, to consider whether to grant final approval to the class settlement. The settlement is subject to final approval by the Court, and the Company can terminate the agreement if more than a certain percentage of class members opt out of the settlement.

Absent class members will be afforded an opportunity to present their objections to the settlement in the trial court and on appeal. To date, no absent class member has filed an objection to the settlement, nor has any class member elected to be excluded from the settlement. If the Court does not approve the proposed class settlement, however, the parties would revert to their litigation positions as they existed immediately prior to the parties’ December 28, 2006 MOU and the Court would set the case for trial. The parties have not yet completed their experts’ discovery on issues regarding damages and causation. Also, SSF has filed motions seeking to reopen fact discovery and to take the depositions of the Company’s former CEO and former CFO. The Court has not yet resolved SSF’s motions. As a result, it is not yet possible for the Company to quantify the probable amount of damages the class members could recover in the Special Situations Fund case if the case were to be tried to a jury, given the inherent risks and unpredictability associated with a trial. Due to the nature of the Section 11 claims made in this lawsuit and the settlement with the insurance carriers in the Heller class action, we do not expect any insurance proceeds will be available for defense costs, settlement expenses, or judgment, if any, in this action.

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

Our common stock is traded on the NASDAQ Global Market under the symbol “QVDX.” The following table sets forth the high and low market prices for each full quarterly period within the last two fiscal years and for the first quarter of 2007 through March 6, 2006.

	High	Low

2007
First Quarter (January 2, 2007 to March 6, 2007)	$2.85	$2.55
2006
Fourth Quarter	2.90	2.51
Third Quarter	2.88	2.23
Second Quarter	3.18	2.50
First Quarter	3.22	2.46
2005
Fourth Quarter	3.03	2.37
Third Quarter	3.13	2.59
Second Quarter	3.30	2.56
First Quarter	3.25	2.05

On March 6, 2007, the last reported sale price of our common stock was $2.58 per share, and the number of holders of record of our common stock was approximately 690. Because many of the Company’s shares of common stock are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of stockholders represented by these non-record holders.

We have not declared or paid any cash dividends on our common stock or other securities since our initial public offering in 2000. We currently anticipate that we will retain all of our future earnings for use in the expansion and operation of our business and do not anticipate paying any cash dividends in the foreseeable future.

PART II

Item 6.	Selected Financial Data

The consolidated statements of operations data for the years ended December 31, 2006, 2005 and 2004 and the consolidated balance sheet data at December 31, 2006 and 2005, are derived from and are qualified by reference to the Company’s consolidated financial statements which are included elsewhere in this Report. The consolidated statements of operations data for the years ended December 31, 2003 and 2002 and the consolidated balance sheet data as of December 31, 2004, 2003 and 2002 are derived from the Company’s consolidated financial statements, which are not included in this Report, but can be derived from other filings with the Securities and Exchange Commission. You should read the following selected financial data with the consolidated financial statements and related notes and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations”

appearing elsewhere in this Report. You should also read our quarterly reports on Form 10-Q for the first, second and third fiscal quarters of 2006 filed previously.

Year Ended December 31,
2006	2005	2004	2003(6)	2002(6)
(Amounts in thousands, except per share data)

Consolidated Statement of Operations Data:
Total revenue	$84,120	$83,103	$82,801	(4)(5)	$64,928	$60,623
Cost of revenue	33,856	36,869	53,294	(9)	40,263	37,671

Gross Profit	50,264	46,234	29,507	24,665	22,952
Operating expenses	64,320	49,633	56,530	42,242	36,519

Loss from operations	(14,056)	(3,399)	(27,023)	(17,577)	(13,567)
Gain on sale of assets	—	—	1,535	(7)(8)	—	87	(1)
Goodwill impairment	—	—	—	—	(93,085	)(3)
Interest and other income, net	986	832	355	694	1,035

Loss before income taxes	(13,070)	(2,567)	(25,133)	(16,883)	(105,530)
Income tax expense, net	56	321	133	—	—

Loss from continuing operations	(13,126)	(2,888)	(25,266)	(16,883)	(105,530)
Income from discontinued operations	—	—	589	(10)	406	(10)	763	(10)
Gain on sale of discontinued operations	—	—	446	(10)	—	—

Loss before cumulative effect of accounting change	(13,126)	(2,888)	(24,231)	(16,477)	(104,767)
Cumulative effect of accounting change	11	—	—	—	—

Net loss	$(13,115)	$(2,888)	$(24,231)	$(16,477)	$(104,767)

Net loss per common share — basic and diluted	$(0.32)	$(0.07)	$(0.61)	$(0.52)	$(3.49)

Shares used in computing net loss per share — basic and diluted	41,588	40,924	39,892	31,407	29,987

	December 31,
	2006	2005	2004		2003		2002
	(In thousands)

Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$30,421	$32,656	$24,847		$23,688	(4)(5)	$47,621
Current assets	48,629	49,269	42,708		50,647		66,076
Current liabilities	38,845	32,159	32,508		42,900		15,536

Working capital	9,784	17,110	10,200		7,747		50,540
Software, net	7,238	7,409	11,333	(9)	29,221		20,465	(2)
Other intangible assets, net	10,057	13,862	17,713		17,735	(4)(5)	6,266	(2)
Goodwill	46,724	46,724	46,724		48,015	(4)(5)	—	(3)
Total assets	121,974	121,143	123,945		155,190		104,384	(2)
Accumulated deficit	(197,405)	(184,290)	(181,402)		(157,171)		(140,694)
Stockholders’ equity	78,571	$88,187	$90,398		$111,975	(4)(5)	$86,293	(2)(3)

In reviewing the above data, you should consider the following:

(1)	In March 2002, the Company completed the sale of certain assets of its Advica subsidiary to Royal Health Care of Long Island, LLC, d/b/a Royal Health Care (“Royal”) for $475,000 in cash and 4.6% of the outstanding equity in Royal. In conjunction with the sale, Quovadx agreed to provide application service provider services to Royal under a seven year contract.

(2)	On March 27, 2002, the Company purchased all of the outstanding capital stock of Outlaw Technologies, Inc. (“Outlaw”). The purchase price, totaling $2.7 million, included 138,575 shares of Quovadx common stock and $1.8 million in cash and professional fees directly related to the acquisition. Assets acquired included $1.7 million in goodwill, $0.8 in software and $0.7 million in other intangible assets. The transaction was accounted for as a purchase. Outlaw’s balance sheet included $0.3 million in current assets and $0.6 million in liabilities upon acquisition.

(3)	In the third quarter of 2002, the Company performed an assessment of the carrying value of the Company’s goodwill recorded in connection with its various acquisitions. The assessment was performed pursuant to SFAS No. 142 because of the significant negative Company, industry and economic trends affecting the market value of the Company’s common stock. As a result, the Company recorded a charge of $93.1 million to reduce goodwill during the third quarter of 2002, based on the amount by which the carrying amount of these assets exceeded their estimated fair value.

(4)	In the third quarter of 2003, Quovadx acquired the outstanding stock of CareScience, Inc. through merger with a wholly owned subsidiary of Quovadx. CareScience, Inc. was primarily a provider of care management services to hospitals and health systems. Its stockholders received a fixed exchange rate of $1.40 cash and 0.1818 shares of Quovadx common stock for each share of common stock owned. The purchase price totaling $30.1 million, included 2,415,900 shares of Quovadx common stock and $4.7 million in cash, net of acquired cash, in exchange for all outstanding shares of CareScience, Inc. and $2.3 million in merger-related fees.

(5)	In the fourth quarter of 2003, Quovadx acquired the outstanding stock of Rogue Wave Software, Inc. through merger with a wholly owned subsidiary of Quovadx. Rogue Wave Software, Inc. developed, marketed and supported object-oriented and infrastructure software technology. Its stockholders received a fixed exchange rate of $4.09 in cash and 0.5292 shares of Quovadx common stock for each share of common stock owned. The purchase price totaling $79.1 million, included 5,656,670 million shares of Quovadx common stock and $8.0 million in cash, net of acquired cash, in exchange for all outstanding shares of Rogue Wave Software, Inc. and $3.9 million in merger-related fees.

(6)	On March 15, 2004, the Company announced that, due to collectability issues arising from third and fourth quarter contracts with Infotech Network Group (“Infotech”), it was necessary to restate third quarter 2003 financial results and revise fourth quarter 2003 financial results to reverse all previously recorded revenue associated with the Infotech transactions. In addition, the Company undertook a review of all accounting policies estimates, judgments and practices. As a result of this subsequent review, additional accounting inaccuracies were identified affecting the Company’s financial results for the years ended December 31, 2003 and 2002, and the Company restated its historical financial results for those years. The cumulative effect of these restated financial statement decreased the previously reported total revenue by $1.7 million in 2003 and $0.4 million in 2002, and increased the previously reported net loss by $1.8 million in 2003 and $0.7 million in 2002.

(7)	In the second quarter of 2004, the Company sold its minority equity investment in Royal Health Care, LLC. Royal was a healthcare management services company in which Quovadx owned an equity position. The sale price of $3.1 million, paid in cash, was received on June 29, 2004. The Company recorded a $1.2 million gain on the sale of this asset.

(8)	In the third quarter of 2004, we sold the Healthcare.com domain name for a gain of $360,000.

(9)	In 2004, we incurred impairment charges totaling $7.2 million. We impaired $4.8 million of our internally developed and acquired capitalized software. Our decision to discontinue products resulted from our new management’s effort to refocus our resources on products that would generate revenues in the near term and to conserve cash. We wrote off $1.7 million of the prepayments to Infotech for professional services. We also impaired $0.7 million of deferred costs related to our transaction business because the total balance of the assets was not recoverable due to the cancellation of certain contracts and lower than expected revenues on other contracts.

(10)	On December 31, 2004 the Company sold the assets of its Albuquerque, New Mexico data center and its Managed Care Transaction Manager (“MCTM”) system. This data center and MCTM system no longer fit into the Company’s new business strategy because they represented a niche area of the healthcare payer segment that was not viewed as an area of strategic growth. The assets were sold to Royal Health Care Data Center, LLC, a subsidiary of Royal, for $1.9 million in cash. A gain of $0.4 million was recognized on the sale. The financial statements for the years ended December 31, 2003, 2002, and 2001 have been restated to reflect the presentation of the New Mexico data center as a discontinued operation.

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

Executive Summary

In March 2006, we announced a plan to invest in our business in 2006 to position us to accelerate growth and achieve our goal of sustainable profitability beginning in the second half of 2007. We designed our 2006 plan to allow us to better position ourselves in the primary markets in which we operate: HCIT and the developing market for SOA development tools. To do that, we needed to make selected investments in product development, sales and marketing.

Our 2006 plan included these business objectives:

•	Launch new products in all three divisions;

•	Continue to develop indirect sales channels;

•	Strengthen the CareScience sales and marketing organization;

•	Expand and actively market consulting services in both CareScience and Rogue Wave; and

•	Bring our new product line, ROGUE WAVE Hydra, to market

In conjunction with this plan we set financial targets for 2006, which included:

•	Annual revenue growth of five to ten percent;

•	Continued improvement in gross margins;

•	Net loss in the range of $0.14 to $0.20 per share excluding any legal settlement expenses; and

•	Net income beginning in the latter half of 2007.

In assessing our performance in 2006, in addition to the financial results that are discussed in the later sections of this report, keep in mind the following accomplishments:

•	We invested in our products and launched new products in all three divisions, including Intelligent Health Broker and related interoperability solutions in ISD, Standards of Care in CareScience and our new Hydra suite in Rogue Wave.

•	We added new customers, expanded implementations with existing customers, and maintained 90-plus percent customer renewal rates in all three divisions.

•	We expanded our sales channels, both domestically and abroad. In Rogue Wave, we signed nine new partners to assist with sales of Rogue Wave® Hydra. In ISD, we signed partnership agreements with companies such as RxHub, 3M, SureScripts and xWave to help us broaden our offering, move into new markets and grow our domestic sales, we expanded international partner relationships in the U.K. and Canada, and developed new partner relationships in China, Greece and South Africa. As a result, we grew our indirect sales by 23 percent, from $13.0 million in 2005 to $16.1 million in 2006.

•	We brought new sales and clinical leadership to CareScience.

•	We expanded our services offerings in CareScience and Rogue Wave.

•	We continued to provide ongoing enhancements to our new and existing solutions.

•	We made significant progress toward the final resolution of legacy lawsuits.

As a result of these and other initiatives, we met many but not all of our financial objectives. While we were planning on five to ten percent revenue growth for the year, we only achieved one percent growth. While we worked hard to take advantage of market conditions, and to execute well, markets were slower to develop than we anticipated, and we faced lengthening sales cycles in all three divisions. However, we believe we did well in managing the business within the constraints of that slower-than-expected growth.

The following financial highlights should also be considered when evaluating our 2006 performance:

•	While revenue growth for the year was only one percent, growth in the fourth quarter was up 11% sequentially and five percent year-over-year.

•	We improved gross margins from 56% to 60%.

•	We made the critical investments needed to support our growth initiatives yet still improve our gross margins, we held our net losses well below our expected limits and we delivered positive cash from operations.

•	We were able meet our commitment to fund our growth initiatives with internally generated cash, ending the year with a cash balance of more than $30 million.

In 2006, we believe we made progress and positioned the company to take advantage of markets as they develop. While our growth initiatives are taking longer than we expected to produce revenue results, we remain cautiously optimistic about our future prospects and fully committed to our goal of growing revenue and achieving sustainable profitability starting in the second half of 2007.

Quantitative and qualitative highlights for 2006 from each division are as follows:

Integration Solutions Division

ISD made progress with its new solutions that are primarily focused on expanding its markets and product offerings outside the traditional four walls of the hospital segment. While year-over-year revenue growth for the ISD segment was minimal, we saw reasons for cautious optimism going forward:

•	We sold clinical and financial interoperability solutions to both new and existing customers during 2006.

•	We expanded our partner network domestically and internationally.

•	We increased sales to existing partners in the United States.

•	We continued our efforts related to the NHIN demonstration project.

•	We completed product expansion efforts related to other new product and solution offerings including our MD Office Gateway and ePrescribing solutions.

•	We also continued to develop our international sales channels, opening new markets in South Africa, Greece and China.

We believe we are starting to see momentum in the healthcare IT market. HHS Secretary, Michael Leavitt, is pushing a four-point agenda for transforming healthcare in the U.S. — and his number one priority is interoperability. In addition, legislation passed late last year provides exceptions to existing Stark laws, so that hospitals can now help physicians procure the necessary hardware and software to implement electronic medical records. We believe that demand for interoperability is increasing, driven by accelerating adoption of electronic medical records, CPOE systems e-prescribing solutions and the evolution of local, regional and national health information exchanges. With broader adoption of our solutions outside the four walls of the hospital and our recent success with the NHIN demonstration project, we believe we have laid a foundation to grow our ISD division.

Our growth initiatives for ISD in 2007 include:

•	Extending our offering to meet new needs of existing customers.

•	Increased sales and marketing efforts related to our interoperability solutions.

•	Continued expansion of direct and indirect sales channels.

•	Additional investments in product development, working to enhance our solutions to further support XML, Web services and especially SOA — as well as international and other standards — to continue to anticipate and meet the evolving needs of customers.

CareScience Division

Financial performance for 2006 compared to 2005 was relatively flat with little improvement in revenue and slightly widening operating losses. We believe these results are primarily attributable to significant efforts in 2006 to reorganize and enhance our direct sales force and the resulting impacts. Despite flat year-over-year sales, we were able to:

•	Complete the restructuring of our sales force, with the addition of key management and staff that we believe positions us well for future benefits;

•	Launch our Standards of Care offering, including sales to new and existing customers;

•	Continue our industry advocacy efforts around patient safety, quality reporting and cost improvement. For example, we supported a key customer in recognizing their receipt of the 2006 Malcolm Baldrige National Quality Award, the nation’s highest Presidential honor for organizational performance excellence. We also completed an agreement with The Leapfrog Group, which identifies CareScience as a certified data vendor. As such, we are now certified to submit quality and performance data on behalf of hospitals and healthcare systems to the Leapfrog Hospital Rewards Program, a pay-for-performance initiative that motivates hospital quality improvements through incentives and rewards.

Our growth initiatives for CareScience are consistent with Secretary Leavitt’s four point plan. The first one addresses interoperability and we believe the other three key points should help broaden the market for CareScience solutions. Those three points are:

•	Development of quality standards, to measure and compare the quality of care;

•	Increased public reporting of comparable cost and quality metrics so that consumers can make informed choices about healthcare providers; and

•	The expansion of provider incentives, also known as pay-for-performance, for both physicians and hospitals to drive improvements in healthcare delivery and to accelerate the adoption of healthcare IT.

We believe this increased and mandated emphasis on public reporting is driving a cultural shift in hospitals and healthcare systems. Historically we have seen that quality improvement has focused more on patient safety, but now it is becoming a business issue with potentially large financial and operational impacts. We believe this new emphasis will help drive sales opportunities for CareScience.

Other signs that the market is moving more towards our solutions and services is the new Institute for Healthcare Improvement (IHI) “Five Million Lives” campaign, a national campaign to dramatically reduce incidents of medical harm in U.S. hospitals. This campaign is directed to CareScience’s sweet spot — helping hospitals collect and use data to improve patient safety and the quality of care. CareScience is core competency as a “Five Million Lives” partner and data intermediary, and we believe this new campaign has the potential to drive increased demand for our Quality Manager and reporting solutions.

Rogue Wave Software Division

2006 was another successful year for Rogue Wave, both financially and strategically, evidenced by year-over-year revenue growth, strong operating income as well as the following qualitative factors:

•	We launched our new SOA product offering, Hydra.

•	We completed a select number of “proof of concept” Hydra projects, validating the product offering and the market that we see developing for this solution.

•	We leveraged our installed base of C++ customers to expand our new “Classic Consulting” business. This service business is designed to help companies maintain and leverage existing mission-critical C++ applications. We believe there is a large, unmet need for this service, and we intend to exploit it as we go forward.

•	We began to develop other indirect sales and distribution agreements for our Hydra product offering.

In 2006, we followed the initial release of Hydra with additional component releases: HydraSDOtm for XML, and HydraSDO for Database.

We believe these investments and accomplishments laid the groundwork for continued efforts to expand our sales and marketing efforts into 2007. While the investments cut into profitability on a year-over-year basis, we believe these critical investments were needed to attempt to take advantage of future market opportunities.

While we believe all of this bodes well for Rogue Wave, the market for ROGUE WAVE Hydra is taking longer than originally expected to develop. We continue to find new proof-of-concept opportunities. A majority of our original proof-of-concept customers are still engaged with us, however, we’re finding that the path from proof-of-concept, to performance testing, to application development, to revenue recognition, is longer than we originally anticipated as reflected in our 2006 Rogue Wave revenue.

Success with ROGUE WAVE Hydra depends on the convergence of a number of key trends, including:

•	customer requirements,

•	hardware trends,

•	Hydra product features,

•	Rogue Wave market awareness,

•	the adoption of SOA and related service component architecture, or SCA, standards, and

•	the speed with which we can build and leverage an indirect sales channel.

Financial Summary

The following table represents total revenue amounts in thousands and percentages by division:

	Year Ended December 31,
	Revenue			Percentage
Division	2006	2005	2004	2006	2005	2004

ISD	$39,628	$39,267	$40,736	47%	47%	49%
CareScience	15,475	15,441	13,910	18%	19%	17%
Rogue Wave	29,017	28,395	28,155	35%	34%	34%

Total	$84,120	$83,103	$82,801	100%	100%	100%

The following table represents total income (loss) from continuing operations by division before allocations of corporate selling, general and administrative, and other income and expenses included in the “Other Operations” line (amounts in thousands):

	Income (Loss) from
	Continuing Operations
Division	2006	2005	2004

ISD	$4,742	$3,519	$(12,621)
CareScience	(108)	(27)	(1,249)
Rogue Wave	8,770	9,404	7,707
Corporate	(27,460)	(16,295)	(20,860)

Total	$(14,056)	$(3,399)	$(27,023)

Background on class action lawsuits and SEC investigation into accounting practices

SEC Proceedings.  In December 2003, we were notified by the US Securities and Exchange Commission (“SEC”) that it was conducting an informal inquiry into selected transactions completed in the third quarter of 2002. In March 2004, we voluntarily notified the SEC that we would restate our financial results for the unaudited third quarter of 2003; after this notification, the SEC informed us that its informal inquiry would be expanded to include our relationship with Infotech Network Group and would become a formal investigation. In April 2004, we received notice from the SEC of a formal order of investigation and subpoena. The SEC has since expanded the investigation to include other customer relationships. This investigation is ongoing, however as noted elsewhere, the Company has agreed to a settlement, which is pending approval by the SEC.

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

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company relied on significant estimates in preparing the financial statements, allocating the purchase price of its acquisitions to the assets and liabilities acquired, evaluating the adequacy of the allowance for bad debt, the percentage of completion of fixed priced professional service contracts, and the recoverability of deferred tax assets and the recoverability of capitalized software costs. Actual results could differ from those estimates. The Company believes that the following accounting policies involve a higher degree of judgment and complexity.

Revenue

The Company recognizes revenue in accordance with the provisions of Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-4; and SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.”

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

The methodology the Company uses to recognize perpetual software license and related services revenue is dependent on whether the Company has established vendor-specific objective evidence (“VSOE”) of fair value for the separate elements of a multiple-element agreement. If an agreement includes license, service and maintenance elements, and we have established VSOE of fair value on the undelivered service and maintenance elements, the revenue for the agreement will be recognized based on the residual method. Under the residual method the VSOE of fair value is assigned to the service and maintenance elements and the remaining agreement fee is allocated to the license element. The license fee is recognized on delivery of the software if the services are not essential to the functionality of the software, the collection of the fees is probable, the fees are fixed and determinable, and an agreement is signed. Revenue based on the VSOE of fair value from the service and maintenance elements of the agreement that are to be delivered at a future date is initially deferred. Revenue from the services element is recognized as the services are provided. Maintenance revenue is recognized ratably over the maintenance period, which is generally twelve months. When the related services elements are essential to the functionality of the base product, or when the Company has not established VSOE of fair value for the remaining services, the software license fees are deferred and the entire contract is recognized ratably over the period that the last element is delivered. Utilizing the criteria provided in SOP 97-2, we evaluate the vendor specific objective evidence to determine the fair value of the elements delivered in situations where multiple element arrangements exist.

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

The Company has distribution contracts with third party resellers. The Company relies upon the resellers to report sales of licenses accurately and on a timely basis. Third party resellers may not report sales to the Company in a timely manner or the reports may later be found by the Company to be incomplete. In these instances, the Company recognizes revenue in the period the sales are initially reported, or later accurately reported to the Company, provided all revenue recognition criteria have been met under SOP 97-2 “Software Revenue Recognition.” Under SOP 97-2 revenue should be recognized when there is persuasive evidence of an arrangement, delivery of the software to the reseller, a fixed or determinable fee, and collectibility is probable.

When collection of fees is not probable, revenue is recognized as cash is collected. The Company does not require collateral from its customers.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts to reserve for the inability of certain customers to pay their accounts receivable balances. The Company periodically assesses the financial condition of its customers to determine if there is reasonable assurance of collectibility. Additional allowances may be required if the financial condition of those customers deteriorates. A considerable amount of judgment is required in order to determine the realization of our receivables, including assessing the likelihood of collection and the creditworthiness of each customer. The Company reversed previously recorded bad debt expense of $217,000 and $461,000 for the years ended December 31, 2006 and 2005, respectively, due to increased collection efforts. Bad debt expense for the year ended December 31, 2004 was $162,000.

Purchase Accounting

In connection with acquisitions, we assessed the fair value of assets acquired and liabilities assumed. Items such as accounts receivable, property and equipment, other intangible assets, certain accrued liabilities, and other reserves require a high degree of judgment from management. We use third parties to assist us with the appraisals. In connection with our acquisitions, we are required to recognize other intangible assets separate and apart from goodwill if such assets arise from contractual or other legal rights or if such assets are separable from the acquired businesses. Other intangible assets include developed technology, customer-related assets such as order backlog, and trade names. The Company recorded $46.7 million of goodwill resulting from its Rogue Wave and CareScience acquisitions. At December 31, 2006, intangible assets totaled $10.1 million, net of amortization.

Software Development Costs

Software development costs are required to be expensed until the point that technological feasibility of the product is established, which the Company has determined to be when a detailed program design is complete. Once technological feasibility is established, the Company capitalizes internal and external labor costs incurred in developing the software, until the product has reached general availability. The establishment of technological feasibility and continuing evaluation of the recoverability of the capitalized software development costs requires management’s judgment with respect to the impact of external factors such as future revenue, estimated economic life and changes in software and hardware technologies. Capitalized software development costs are amortized on a straight-line basis over an estimated life, which is generally three years. At December 31, 2006, the Company had $7.2 million of capitalized and acquired software development costs, net of amortization. The Company capitalized software development costs of $4.5 million and $1.5 million, respectively, for the years ended December 31, 2006 and 2005. In 2005, the Company retired fully amortized capital software assets totaling $1.1 million.

Asset Impairments

Financial Accounting Standard No. 142 “Goodwill and Other Intangible Assets,” (“SFAS No. 142”) requires that goodwill at each reporting unit be tested annually for impairment and more frequently if events or changes in circumstances indicate assets might be impaired. We use an independent third party to assist us in our evaluation of goodwill. Factors that are considered in the review for impairment include significant under-performance, major changes in the manner of our use of the acquired assets or our business strategy, significant negative industry or economic trends, and our market capitalization relative to net book value. The Company has identified the fourth quarter as the period for its annual impairment test. The Company performed its annual evaluation during the fourth quarter of 2006, and no impairment was indicated.

Future cash flow estimates are a significant component of our goodwill impairment analysis. Projected cash flows are based on historical results and on our forecast of future performance of each operating segment. The assumptions used in our analysis, are based on our best estimates, and include market growth rates, future pricing, market acceptance of new products and services and necessary future capital investments. If actual results differ from our expectations, such as if market acceptance of Rogue Wave Hydra is less than anticipated or if the cost to develop future Rogue Wave products a higher than expected, our estimate of future cash flows would be reduced.

The Company periodically evaluates the carrying value of other long-lived assets, including, but not limited to, property and equipment, software, and intangible assets, when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flows from such asset are less than its carrying value. In that event, in accordance with Statement of Financial Accounting Standard No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved.

Significant estimates are utilized to calculate expected future cash flows utilized in impairment analyses. We also utilize judgment to determine other factors within fair value analyses, including the applicable discount rate.

Accounting for Contingencies

The Company has been involved in several lawsuits. See Item 3 “Legal Proceedings” for details on current status of these lawsuits. The Company uses the criteria in Statement of Financial Accounting Standard No. 5 Accounting for Contingencies to determine whether to accrue an amount for the possible outcome of pending litigation. The factors we consider are:

•	The period in which the underlying cause of the pending litigation occurred;

•	The degree of probability of an unfavorable outcome; and

•	The ability to make a reasonable estimate of the amount of loss.

An accrual for a loss contingency is recorded if it is possible to estimate the amount of loss the Company could incur and it is probable that the Company will incur the loss.

Under Delaware law and our charter and bylaws, we are obligated to indemnify our directors and officers who are named defendants in any of these lawsuits, and in any lawsuit the SEC may bring against former officers, and to advance legal fees and costs. The Company expenses these costs as they are incurred. Due to the nature of litigation we are unable to reasonably estimate the costs related to this required indemnification.

Share-Based Compensation

At December 31, 2006, the Company had two stock option plans and one employee stock purchase plan, which are described in Note 5 to the Consolidated Financial Statements in Item 8. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS No. 123R”), “Share-Based Payment,” using the modified prospective transition method. Under this method, stock-based compensation expense is recognized using the fair-value based method for all awards granted on or after the date of adoption. Compensation expense for unvested stock options and awards that were outstanding on January 1, 2006 are recognized over the requisite service period based on the grant-date fair value of those options and awards as previously calculated under the pro forma disclosures under SFAS No. 123. The modified prospective transition methods provides that prior interim periods and fiscal years reported will not reflect restated amounts. The Company determined the fair value of these awards using the Black-Scholes option pricing model.

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

	Year Ended	Year Ended	Year Ended
	December 31, 2006	December 31, 2005	December 31, 2004

Risk free interest rate	4.56%	4.17%	4.70%
Volatility factor	80%	106%	106%
Weighted average estimated option term in years	6.50	7.50	5.00

As a result of adopting SFAS No. 123R, the Company recorded pretax compensation expense of $1.9 million for the year ended December 31, 2006. Share-based compensation is included with the related salary expense in cost of revenue, sales and marketing, general and administrative, and research and development expenses. The Company has recorded a full valuation allowance on its deferred tax assets, therefore no tax benefit is recognized for the year ended December 31, 2006.

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

On September 14, 2005, the Company’s Compensation Committee approved, effective October 1, 2005, the acceleration of vesting for “out of the money” unvested stock options held by current employees, including executive officers. Stock options held by non-employee directors were not included in such acceleration. These actions were taken in accordance with the applicable provisions of the Company’s stock option plans. In taking these actions, the Compensation Committee imposed restrictions on the stock option awards granted to principal officers and executive officers of the Company, which restricts the ability of each such principal and/or executive officer to sell any shares underlying any such stock option award as long as they are employed by the Company. The decision to accelerate vesting of these underwater stock options was made primarily to avoid recognizing compensation expense in future financial statements upon the adoption SFAS No. 123R, which was effective January 1, 2006, and require all share-based payments to employees, including grants of employee stock options, to be recognized on the Company’s financial statements based on their fair values. The aggregate estimated compensation expense associated with these accelerated options that would have been recognized in the Company’s income statements after adoption of SFAS No. 123R by the Company, had the acceleration not occurred, totaled $1.0 million.

Deferred Taxes

Deferred income tax assets and liabilities are recognized for the future tax consequences of temporary differences. Temporary differences arise when revenues and expenses for financial reporting are recognized for tax purposes in a different period. The Company has recognized, before the valuation allowance, a net deferred tax asset. The majority of the deferred tax asset is net operating loss (“NOL”) carryforwards and unused tax credits. Realization of the deferred tax asset depends upon the Company generating sufficient taxable income in future years from the reversal of temporary differences and from net operating loss carryforwards. Due to the uncertainty of the timing and amount of such realization, the Company has historically concluded that a full valuation allowance was required under the SFAS No. 109, “Accounting for Income Taxes.” While the Company has a recent history of consolidated losses for federal income tax purposes, the Company has reported, and expects to report in future periods, taxable income in certain state and local jurisdictions in which it conducts business. As a result, the Company reached the decision during the fourth quarter of 2006, to reverse $0.6 million of the valuation allowance. The reversal was attributable to the establishment of positive evidence during the fourth quarter of 2006 that there will be sufficient taxable income in future periods to realize deferred tax assets for state and local income taxes for subsidiaries filing separate returns in those jurisdictions. In accordance with SFAS 109, when there is a change in judgment concerning the recovery of deferred tax assets in future periods, the valuation allowance is reversed into earnings during the quarter in which the change in judgment occurred. As a result, the Company recorded the $0.7 million as an income tax benefit in the fourth quarter of 2006.

Recently Issued Accounting Pronouncements

New Accounting Standards

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. We are currently evaluating the impact of SFAS 157, but do not expect the adoption of SFAS 157 to have a material impact on our consolidated financial position, results of operations or cash flows.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” (“FIN 48”), which is a change in accounting for income taxes. FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. The interpretation applies to all tax positions accounted for in accordance with Statement 109 and requires recognition and measurement of a tax position taken, or expected to be taken, in an income tax return. Subsequent recognition and derecognition, and measurement is based on management’s best judgment given the facts, circumstance and information available at the reporting date. The Company will adopt this Interpretation in the first quarter of 2007. We are currently evaluating the impact of FIN 48.

Results of Operations

The following table sets forth financial data for the years ended December 2006, 2005 and 2004 (in thousands):

	2006		2005			2004
		% of		% of	2006-2005		% of	2005-2004
		Revenue		Revenue	Change		Revenue	Change

Revenue:
Software license	$30,908	37%	$29,792	36%	$1,116	$27,172	33%	$2,620
Professional services	12,652	15	13,210	16	(558)	14,540	17	(1,330)
Recurring services(a)	40,560	48	40,101	48	459	41,089	50	(988)

Total revenue	84,120	100	83,103	100	1,017	82,801	100	302
Cost of revenue:
Software license	7,112	8	9,308	11	(2,196)	12,506	15	(3,198)
Professional services	7,477	9	9,534	11	(2,057)	14,715	18	(5,181)
Recurring services(b)	19,267	23	18,027	22	1,240	18,878	23	(851)
Asset impairment	—	—	—	—	—	7,195	8	(7,195)

Total cost of revenue	33,856	40	36,869	44	(3,013)	53,294	64	(16,425)

Gross profit	50,264	60	46,234	56	4,030	29,507	36	16,727

Operating expenses:
Sales and marketing	21,709	26	17,364	21	4,345	19,597	24	(2,233)
General and administrative	18,019	22	17,498	21	521	19,832	24	(2,334)
Litigation settlements	10,375	12	—	—	10,375	—	—	—
Research and development	10,412	12	10,921	13	(509)	13,383	16	(2,462)
Amortization of acquired intangible assets	3,805	5	3,850	5	(45)	3,718	4	132

Total operating expenses	64,320	77	49,633	60	14,687	56,530	68	(6,897)

	2006		2005			2004
		% of		% of	2006-2005		% of	2005-2004
		Revenue		Revenue	Change		Revenue	Change

Loss from operations	(14,056)	(17)	(3,399)	(4)	(10,657)	(27,023)	(32)	23,624
Gain on sale of assets	—	—	—	—	—	1,535	2	(1,535)
Other (expense) income, net	(160)	—	177	—	(337)	45	—	132
Interest income, net	1,146	1	655	1	491	310	—	345

Loss before income taxes	(13,070)	(16)	(2,567)	(3)	(10,503)	(25,133)	(30)	22,566
Income tax expense, net	56	—	321	—	(265)	133	—	188

Net loss from continuing operations	(13,126)	(16)	(2,888)	(3)	(10,238)	(25,266)	(30)	22,378
Income from and gain on sale of discontinued operations	—	—	—	—	—	1,035	1	(1,035)

Loss before cumulative effect of accounting change	(13,126)	(16)	(2,888)	(3)	(10,238)	(24,231)	(29)	21,343
Cumulative effect of accounting change	11	—	—	—	11	—	—	—

Net loss	$(13,115)	(16)	$(2,888)	(3)%	$(10,227)	$(24,231)	(29)%	$21,343

(a)	Revenues from discontinued operations of $5.2 million for the years ended December 31, 2004 have been reclassified to income from discontinued operations.

(b)	Cost of sales from discontinued operations of $4.6 million for the years ended December 31, 2004 have been reclassified to income from discontinued operations.

The Company’s Results for the Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Total revenue.  Software license revenue increased $1.1 million to $30.9 million. Software license revenue increased in Rogue Wave by $1.1 million, due to increased sales of SOURCEPRO® products, and in CareScience by $0.6 million due to additional customers. Partially offsetting these increases was a decrease in ISD license revenue of $0.6 million. ISD license revenue in 2005 included several significant license sales. Professional services revenue decreased $0.6 million, or 4%, to $12.7 million, primarily due to lower revenue in ISD of $1.0 million, resulting from the closing of a large multi-year, fixed-bid contract in the second quarter of 2005. Partially offsetting the decrease in ISD was a $0.5 million increase in CareScience professional services revenue due to additional customers. Recurring services revenue increased $0.5 million to $40.6 million. The increase is primarily attributable to increased maintenance and support revenue, incremental services provided to MUSC related to specific outsourcing projects and higher transaction based services in ISD, totaling $2.0 million. Partially offsetting this increase was a decrease in recurring revenue in CareScience of $1.1 million. The decrease was a result of achieving certain contractual milestone bonus payments in the first quarter of 2005 that generated additional revenue, which were not available in 2006 due to changes in the associated contract. Also, in the third quarter of 2006, an outsourcing contract for CareScience was renewed but with a reduced scope of work. Recurring services in Rogue Wave decreased $0.4 million for the twelve months ended December 31, 2006, due primarily to a decrease in renewals of Lightweight Enterprise Integration Framework (“LEIF”) maintenance contracts.

Cost of revenue.  Cost of revenue decreased $3.0 million, or 8%, to $33.8 million. Software license cost of revenue decreased $2.2 million, or 24%, due to lower software amortization expense as a result of completing the amortization for developed technology acquired in the Healthcare.com acquisition and lower third party license royalty expenses in ISD. Professional services costs decreased $2.1 million, or 22%, primarily due to decreases in salary and related expenses as a result of lower staffing and consulting levels resulting from the exit from legacy fixed-bid service contracts that ended in the first half of 2005. Professional services cost of revenue in Rogue Wave increased $0.4 million, due primarily to increased salaries and related expenses due to additional headcount for

Rogue Wave® Hydra proof-of-concept projects. Additionally, facility costs were lower in ISD related to recent office space reductions that resulted in rent expense savings. Recurring services costs increased $1.2 million, or 7%, to $19.3 million. The increase is attributable to higher third party contracting costs in ISD to complete incremental outsourcing projects at MUSC and increased maintenance and support royalties of $0.5 million. Partially offsetting the increase was a decrease in contractor costs in CareScience related to decreased scope on a contract requiring fewer contractors in 2006.

Sales and marketing.  Sales and marketing expenses increased $4.3 million, or 25%, to $21.7 million. The increase is primarily related to increases in salary and related expenses of $1.5 million, travel of $0.6 million, share-based compensation of $0.3 million, and commissions of $0.5 million, as we expanded our sales force and launched Rogue Wave® Hydra and new products in ISD and CareScience.

General and administrative.  General and administrative expenses increased $0.5 million, or 3%, to $18.0 million. The increase was a result of the following.

•	Stock based compensation expense increased by $1.0 million due to the implementation of SFAS No. 123R and increases in restricted stock awards to employees. In total for all expense categories, share-based compensation expense in 2006 was $1.9 million and $0.4 million in 2005.

•	Bad debt expenses increased $0.3 million due to a decrease in recoveries of bad debt in 2006, compared to 2005.

•	Costs associated with our strategic alternatives process announced in August 2006 were $1.1 million for the twelve months ended December 31, 2006.

Partially offsetting the increases was a decrease in auditing expenses of $0.6 million due to lower costs in 2006 related to internal controls testing. Professional services costs, and outside contractor costs decreased by $0.5 million as a result of lower consulting costs. Additionally, in the fourth quarter, the Company reversed an accrual for severance obligations totaling $0.5 million for the former CEO and CFO because all of the conditions to their release of the Company for this obligation were met.

Total legal fees decreased $0.2 million to $2.1 million in 2006 from $2.3 million in 2005. In 2005, the Company received $1.0 million in reimbursements from its primary D&O insurance provider for certain legal expenses incurred during the time period May 2004 to August 2005 as part of the Company’s defense of shareholder and derivative lawsuits. The reimbursements were recorded as a credit to legal expenses. No further reimbursements were received after August 2005. Legal expenses without this credit decreased in 2006 due to the settlement of several lawsuits in 2006.

Litigation settlement.  The Company recorded $10.4 million in 2006 for the settlement of the class action lawsuits. For a further description of the nature and status of these legal proceedings see, “Item 3 — Legal Proceedings.”

Research and development.  Research and development costs decreased to $10.4 million, or 5%, primarily due to an increase in software development capitalization. In 2006, the Company focused on new product development in all three divisions. Facility costs in ISD decreased as a result of expense savings realized through facility relocation. Offsetting these decreases were expenses associated with the hiring of additional staff, primarily in Rogue Wave and ISD to support new product initiatives.

Other income (expense), net.  The increase in other expense is due to realized losses on foreign currency exchanges in the foreign operations of Rogue Wave in 2006 compared to gains on currency exchanges in 2005 as a result of the change in the exchange rate of the U.S. dollar compared to the British pound and the Euro, based on a weakening dollar.

Interest income, net.  Interest income on cash and cash equivalents increased $0.5 million to $1.1 million primarily due to interest received on a note receivable from a customer and higher average investments held in 2006. The note receivable was paid in full in the first quarter of 2006.

Income tax.  Income tax expense decreased to $0.1 million in 2006. The decrease is the result of the release of certain state valuation accounts in 2006 related to state NOL’s.

The Company’s Results for the Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Total revenue.  Total revenue increased $0.3 million, to $83.1 million. Software license revenue increased $2.6 million, or 10% to $29.8 million. The increase in software license revenue was due primarily to additional SOURCEPRO license product sales in the Rogue Wave division and additional license sales in ISD. Professional services revenue decreased $1.3 million, or 9%, to $13.2 million primarily due to the closure of a multi-year, fixed- bid contract in the second quarter of 2005 and lower project revenue from ongoing projects. Recurring services revenue decreased $1.0 million, or 2%, to $40.1 million largely due to lower outsourcing revenue in ISD.

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

General and administrative.  General and administrative expenses decreased $2.3 million, or 12%, to $17.5 million. Areas in which general and administrative expenses decreased are as follows:

•	The Company received $1.0 million in reimbursements from its primary D&O insurance provider for certain legal expenses incurred during the time period May 2004 to August 2005 as part of the Company’s defense of shareholder and derivative lawsuits. The reimbursements were recorded as a credit to legal expenses.

•	Bad debt expenses decreased by $0.6 million as a result of improved collection processes and lower overall credit risk associated with the Company’s receivable portfolio.

•	Third party consulting costs decreased by $0.2 million as a result of lower costs associated with the Sarbanes Oxley 404 internal control project and company efforts to perform compliance work internally.

•	Insurance costs decreased by $0.5 million as a result of lower premiums and other consolidation of previously outstanding policies.

•	Additionally, legal fees in 2005 compared to 2004 decreased $1.5 million. This decrease is a result of the higher level of expenditures incurred in 2004 at the onset of the internal investigations, class action lawsuits, and SEC investigation compared to current year activities.

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

Gain on sale of assets.  In the third quarter of 2004, the Company sold the Healthcare.com domain name for a gain of $360,000. In the second quarter of 2004, the Company sold its minority equity investment in Royal Health Care, LLC for $3.1 million in cash. The transaction resulted in a $1.2 million gain on the sale of the assets. Also in the second quarter of 2004, the Company sold the technology and service contracts of Outlaw Technologies, Inc. (“Outlaw”) to a former employee of Quovadx for $0.2 million in cash and assumed liabilities. The Company had recorded an impairment charge on the Outlaw assets held for sale of $0.7 million in the first quarter of 2004, as a result this transaction had no financial impact in second quarter 2004. Management determined at the time that the assets sold were not part of ongoing strategic plans.

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

Integration Solutions Division

The following table sets forth financial data for the years ended December 31, 2006, 2005 and 2004 (in thousands):

	2006		2005		2006-2005	2004		2005-2004
		% of Revenue			Change		% of Revenue	Change

Revenue:
Software license	$8,393	21%	$8,994	23%	$(601)	$7,085	17%	$1,909
Professional services	5,125	13	6,132	16	(1,007)	8,229	20	(2,097)
Recurring services	26,110	66	24,141	61	1,969	25,422	63	(1,281)

Total revenue	39,628	100	39,267	100	361	40,736	100	(1,469)
Cost of revenue:
Software license	2,583	7	4,876	12	(2,293)	6,887	17	(2,011)
Professional services	3,749	9	6,181	16	(2,432)	9,967	24	(3,786)
Recurring services	15,157	38	13,251	34	1,906	14,400	35	(1,149)
Asset impairment	—	—	—	—	—	7,195	18	(7,195)

Total cost of revenue	21,489	54	24,308	62	(2,819)	38,449	94	(14,141)

Gross profit	18,139	46	14,959	38	3,180	2,287	6	12,672

Operating expenses:
Sales and marketing	8,896	22	6,795	17	2,101	8,478	21	(1,683)
General and administrative	520	2	706	2	(186)	—	—	706
Research and development	3,233	8	3,146	8	87	5,103	13	(1,957)
Amortization of acquired intangible assets	748	2	793	2	(45)	1,327	3	(534)

Total operating expenses	13,397	34	11,440	29	1,957	14,908	37	(3,468)

Net income (loss) from operations	$4,742	12%	$3,519	9%	$1,223	$(12,621)	(31)%	$16,140

Results of Integration Solutions Division Operations for the Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Total revenue increased $0.4 million in 2006, to $39.6 million. License revenue decreased $0.6 million, primarily due to significant license sales in 2005. Professional services revenue has decreased $1.0 million, or 16%, due to the closing of a large multi-year, fixed-bid contract in the second quarter of 2005. Offsetting these decreases was an increase in recurring services revenue of $2.0 million, primarily due to increased maintenance and support revenue, increased transaction based revenue from additional sales of our Cash Accelerator product and an increase in services provided to MUSC related to specific outsourcing projects.

The outsourcing contract with MUSC totaled $13.2 million in revenue, which is approximately 16% of total Company revenue and 33% of total ISD revenue for the year ended December 31, 2006. The contract with MUSC expired on December 31, 2006. MUSC contributed $2.3 million in gross profit in 2006, compared to revenue of $12.5 million and gross profit of $2.6 million in 2005.

Cost of revenue decreased $2.8 million to $21.5 million, primarily as a result of:

•	Lower costs due to the closing of the fixed-bid contracts in 2005 totaling $2.2 million,

•	Lower software amortization expenses of $1.1 million due to completing the amortization for developed technology acquired in the Healthcare.com acquisition,

•	Lower third-party license royalty expenses of $1.2 million, and

•	Lower facility costs of $0.4 million.

Partially offsetting these decreases were the following increases:

•	Increased recurring services costs of $1.0 million due to additional contractor costs to support implementation services provided to MUSC,

•	Increased contractor costs of $0.3 million to support the increase in transaction revenue, and

•	Increased royalties for Initiate of $0.4 million.

Operating expenses increased $1.9 million, or 17%, to $13.4 million. Sales and marketing increased $2.1 million, or 30%, to $8.9 million, due to additional salary and related expenses as we expanded our sales force and increased marketing efforts associated with new product launches and initiatives to expand our channels. Additionally bonuses and commission increased $0.3 million as a result of the sales force meeting fourth quarter goals in 2006. Partially offsetting the increase was a decrease in general and administrative expenses of $0.2 million due to bad debt recoveries in 2006. In 2006, ISD added $1.3 million to capitalized software assets for new product development and added $1.2 million in 2005.

Results of Integration Solutions Division Operations for the Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Revenue decreased $1.5 million, or 4%, to $39.3 million. Professional services revenue decreased $2.1 million due to lower consulting services revenue associated with the closure of fixed price legacy contracts, and lower implementation revenue. Additionally, recurring services revenue decreased $1.3 million to $24.1 million due to lower outsourcing revenue from MUSC and lower revenue from transaction services. Partially offsetting the decrease was an increase in Cloverleaf software license revenue and third party software sales of $1.9 million.

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

CareScience Division

The following table sets forth financial data for the years ended December 31, 2006, 2005 and 2004 (in thousands):

	2006		2005		2006-2005	2004		2005-2004
		% of Revenue		% of Revenue	Change		% of Revenue	Change

Revenue:
Software license	$5,976	39%	$5,354	35%	$622	$5,136	37%	$218
Professional services	6,544	42	6,022	39	522	5,158	37	864
Recurring services	2,955	19	4,065	26	(1,110)	3,616	26	449

Total revenue	15,475	100	15,441	100	34	13,910	100	1,531
Cost of revenue:
Software license	2,580	17	2,719	17	(139)	2,747	20	(28)
Professional services	2,605	17	2,599	17	6	3,659	26	(1,060)
Recurring services	3,137	20	3,831	25	(694)	3,226	23	605

Total cost of revenue	8,322	54	9,149	59	(827)	9,632	69	(483)

Gross profit	7,153	46	6,292	41	861	4,278	31	2,014

Operating expenses:
Sales and marketing	2,394	15	1,990	13	404	1,685	12	305
General and administrative	755	5	590	4	165	93	1	497
Research and development	2,888	19	2,515	16	373	2,515	18	—
Amortization of acquired intangible assets	1,224	8	1,224	8	—	1,234	9	(10)

Total operating expenses	7,261	47	6,319	41	942	5,527	40	792

Net income (loss) from operations	$(108)	(1)%	$(27)	0%	$(81)	$(1,249)	(9)%	$1,222

Results of the CareScience Division Operations for the Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Software license revenue increased $0.6 million to $6.0 million and professional services revenue increased $0.5 million to $6.5 million for the year ended December 31, 2006, as a result of additional customers. Offsetting the increase was a decrease in recurring services revenue of $1.1 million, as a result of achieving certain contractual milestone bonus payments in the first quarter of 2005 that generated additional revenue which was not available in 2006 due to changes in the contract. Also, in the third quarter of 2006, a third-party outsourcing contract was renewed with a lower scope of work.

Cost of revenue decreased 9% to $8.3 million, due primarily to decreases in salary and related expenses as a result of lower staffing levels and a decrease in contractor costs as a result of reduced scope on a third party outsourcing contract.

Operating expenses increased $0.9 million, or 15%, to $7.2 million. Sales and marketing increased $0.4 million due to increased commissions as a result of increased license sales and costs related to trade show attendance. Research and development expenses increased $0.4 million due to expanded development efforts to support new product development such as Standards of Care. In 2006, CareScience added $0.9 million to capitalized software assets for new product development and had no additions in 2005. Additionally, general and administrative expenses increased due to additional share-based compensation from the adoption of SFAS No. 123R and additional equity grants in 2006, increased variable facility expenses and recruiting expenses to support the hiring of a new Chief Medical Officer and other positions.

Results of the CareScience Division Operations for the Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

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

Operating expenses increased $0.8 million, or 14%, to $6.3 million. The increase was primarily a result of increased sales and marketing of $0.3 million due to additional conferences and trades shows, and increased general and administrative expenses due to an increase in headcount and the implementation of a variable incentive program, which is based primarily on specific measurable goals including revenue growth and improved profitability.

Rogue Wave Software Division

The following table sets forth financial data for the years ended December 31, 2006, 2005 and 2004 (in thousands):

	2006		2005		2006-2005	2004		2005-2004
		% of Revenue		% of Revenue	Change		% of Revenue	Change

Revenue:
Software license	$16,539	57%	$15,444	54%	$1,095	$14,951	53%	$493
Professional services	983	3	1,056	4	(73)	1,153	4	(97)
Recurring services	11,495	40	11,895	42	(400)	12,051	43	(156)

Total revenue	29,017	100	28,395	100	622	28,155	100	240
Cost of revenue:
Software license	1,949	7	1,713	6	236	2,872	10	(1,159)
Professional services	1,123	4	754	3	369	1,089	4	(335)
Recurring services	973	3	945	3	28	1,252	5	(307)

Total cost of revenue	4,045	14	3,412	12	633	5,213	19	(1,801)

Gross profit	24,972	86	24,983	88	(11)	22,942	81	2,041

Operating expenses:
Sales and marketing	9,129	31	7,532	27	1,597	7,846	28	(314)
General and administrative	949	4	954	3	(5)	466	2	488
Research and development	4,291	15	5,260	19	(969)	5,763	20	(503)
Amortization of acquired intangible assets	1,833	6	1,833	6	—	1,160	4	673

Total operating expenses	16,202	56	15,579	55	623	15,235	54	344

Net income from operations	$8,770	30%	$9,404	33%	$(634)	$7,707	27%	$1,697

Results of the Rogue Wave Software Division Operations for the Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Total revenue increased $0.6 million to $29.0 million for the year ended December 31, 2006. License revenue increased $1.1 million, due primarily to higher revenue from the sale of SOURCEPRO® products. Recurring services decreased $0.4 million for the twelve months ended December 31, 2006 due primarily to a decrease in renewals of LEIF maintenance contracts.

Cost of revenue increased $0.6 million, due primarily to increased salaries and related expenses due to additional headcount for Rogue Wave® Hydra proof-of-concept projects and due to increased capitalized software amortization resulting from the 2006 capitalization for Hydra.

Sales and marketing expenses increased $1.6 million primarily due to increased salaries, commissions and marketing efforts related to the launch of Rogue Wave® Hydra. Research and development expenses decreased $1.0 million primarily as a result of capitalizing $2.2 million of software development costs related to new product development efforts associated with our Rogue Wave® Hydra product in 2006. In 2005, Rogue Wave added $0.4 million to capitalized software assets for new product development.

Results of the Rogue Wave Software Division Operations for the Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

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

Liquidity and Capital Resources

Cash requirements

The following information summarizes, as of the last fiscal year end and balance sheet date, our known significant contractual obligations (in thousands):

							2012 &
	Total	2007	2008	2009	2010	2011	Thereafter
			(Dollars in thousands)

Operating leases	$6,878	$2,551	$1,705	$1,210	$895	$517	$—
Litigation settlement	7,800	7,800	—	—	—	—	—
Purchase obligations	3,318	3,318	—	—	—	—	—

	$17,996	$13,669	$1,705	$1,210	$895	$517	$—

In addition to our contractual obligations, we estimate that we will require cash to:

•	Continue to fund ongoing operations, including the addition of sales, product and infrastructure support personnel;

•	Continue to invest in new product development and market penetration strategies, including our Cloverleaf Suite in ISD, Standards of Care in CareScience and Rogue Wave Hydra;

•	Invest in additional hardware and software to maintain and enhance our existing networks and software applications;

•	Fund settlement of the remaining class action lawsuits; and

•	Fund defense costs and fees for former officers in connection with the formal SEC investigation and any resulting lawsuits.

In 2007, we estimate that we will spend approximately $5 to $7 million related to capitalized software projects such as the Rogue Wave Hydra, Cloverleaf and Standards of Care project and an additional $2 to $3 million for capital expenditures to support the above initiatives and other technology infrastructure projects. The amounts and timing of our actual expenditures will depend upon numerous factors, including the status of our product development efforts, marketing and sales activities and the amount of cash generated by our operations, competition, and whether we complete any acquisitions. We may find it necessary or advisable to use portions of our cash and cash equivalents for other purposes or to increase our levels of investments in these initiatives as opportunities arise. Pending use of our cash, cash equivalents and short-term investments for the above purposes, we intend to invest such funds in short-term, interest-bearing, investment-grade securities. We expect to fund our capital obligations and ongoing operational activities with cash provided by operations and existing cash, cash equivalent, restricted cash and investment balances of $30.6 million at December 31, 2006. In January 2007 we paid $7.8 million in litigation settlements.

Sources and Uses of Cash

Cash provided by (used in) our operating, investing and financing activities is summarized as follows (dollars in thousands):

	2006	2005	2004

Operating activities	$4,172	$10,626	$(4,150)
Investing activities	(7,730)	(11,610)	(2,646)
Financing activities	413	1,275	1,444

The decrease in net cash provided by operating activities in 2006 is primarily due to the increase in the Company’s net loss which was materially impacted by $10.4 million payments to settle class action lawsuits. The Company generated cash from operations in 2006 despite the net loss of $13.1 million in 2006. The decrease in 2006 in net cash provided by operations resulted from the payment of $2.6 million in legal settlements, increased payments of salary and related expenses due to increased headcount, increased commission payments, increased payments to contractors, and increase advertising expenses related to new product launches.

The increase in net cash provided by operating activities in 2005 is primarily due to a decrease in the Company’s net loss. The Company received reimbursements from its primary D&O insurance provider of $1.0 million in 2005. The increase in cash from operations from 2004 to 2005 was also attributable to $2.1 million paid to Infotech Network Group (Infotech) in March 2004 for professional services which did not recur in 2005. Also in March 2004, $1.7 million was written off as a portion of the prepaid services asset was deemed not recoverable due to Infotech’s inability to provide assurances that it could deliver those services in the future. Additionally, the Company has worked to improve the management of working capital by increasing cash and short term investment holdings, and by reducing unbilled accounts receivable by improving the month-end billing process to ensure more timely processing of customer invoices.

Net cash used in investing activities was $7.7 million in 2006, which was a $3.9 million decrease from 2005. The decrease was due to a decrease in purchases of short-term investments. For 2006 the Company had a net sale of short-term investments of $0.2 million to fund payments for litigation settlements of $2.6 million. In 2005 the Company had a net purchase of short-term investments of $8.8 million. Offsetting the decreases in net cash used in investing activities were increases in purchases of equipment of $2.2 million and additional capitalization of developed software of $3.0 million.

Net cash used in investing activities was $11.6 million in 2005 compared to $2.6 million in 2004. The increase in cash used in investing activities is primarily due to increased net purchases of short-term investments as well as increases in capital expenditures and capitalized software costs. Cash used in investing activities in 2004 also included the benefit of cash received from the sale of assets of $5.5 million, which included the sale of the investment in Royal, the New Mexico operations, and the Healthcare.com domain name.

Net cash provided by financing activities was $0.4 million in 2006, $1.3 million in 2005, and $1.4 million in 2004. Cash provided in 2006, 2005, and 2004 came from the exercise of stock options and stock purchases under the employee stock purchase plan.

The effect of foreign currency exchange rate changes on cash was $1.1 million in 2006 compared to a negative $1.3 million in 2005. The increase in the effect of foreign currency exchange is due to the weakening of the dollar compared to the British pound and the euro.

The effect of foreign currency exchange rate changes on cash was a negative $1.3 million in 2005, compared to a positive $0.5 million in 2004. The negative effect in 2005 is primarily due to the increase in cash held in the international operations in local currencies and the rise in the exchange rate of the U.S. dollar compared to the British pound and the euro.

Commitments

The Company acquired its WebAccel product from CMI Corporate Marketing, d/b/a Compuflex International (“Compuflex”) in August 2003. An executive officer of the Company is the sole stockholder of Compuflex. The Company has paid Compuflex royalty fees of $500,000 through December 31, 2006 all of which resulted from sales of the product in 2004 and 2005. For each of the next two years ending on September 30, 2007 and 2008, the Company will continue to be obligated to pay royalty fees to Compuflex equal to 20 percent of the revenue recognized during the preceding four fiscal quarters from sales of WebAccel software license fees. For the year ended December 31, 2006, there have been no sales of WebAccel and consequently no additional payments have been made.

Assessment of Future Liquidity

The Company’s cash and cash equivalents balances are expected to be sufficient to meet its anticipated liquidity needs for working capital and capital expenditures for the next twelve months. If additional capital resources were required for working capital or to grow our business internally or by acquisition, we may seek other financing arrangements. We cannot be assured that any financing arrangements will be available in amounts or on terms acceptable to us in the future. In making this assessment, we have considered:

•	Our consolidated cash, cash equivalents and short-term investments of $30.4 million as of December 31, 2006;

•	The $7.8 million payment for litigation settlement paid in January 2007:

•	The anticipated level of capital expenditures during 2007; and

•	Our expectation of realizing positive cash flow from operations in 2007.

Item 7A.  Qualitative and Quantitative Disclosures About Market Risk

We currently develop and market our products primarily in the United States. As a majority of sales are currently made in U.S. dollars, a strengthening of the dollar could make our products less competitive in international markets. Since the GBP (British Pound) and the Euro are considered the primary currencies for the Company’s international operations, transactions that are completed in a foreign currency are translated into U.S. dollars and recorded in the financial statements. As we expand our international operations, we increase our exposure to market risk due to fluctuations in foreign currency exchange rates, which relate primarily to the intercompany balances with our subsidiaries located in Europe. The Company experienced translation gains or losses due to foreign currency fluctuations for the periods presented. Management does not believe the current risk from foreign currency exchange fluctuation is significant. The Company does not currently use any hedging strategies to minimize any translation risks.

Our cash, cash equivalents and short-term investments are sensitive to changes in the general level of U.S. interest rates. Due to the short-term nature of our investments, we believe that there is no material interest-risk exposure. Based on the foregoing, no quantitative disclosures have been provided.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Quovadx, Inc.

We have audited the consolidated balance sheet of Quovadx, Inc. and subsidiaries (the Company) as of December 31, 2006, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Quovadx, Inc. and subsidiaries as of December 31, 2006, and the results of their operations and their cash flows for the year ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the Consolidated Financial Statements, effective January 1, 2006, the Company adopted the provision of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Quovadx, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 9, 2007, expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ McGladrey & Pullen, LLP

Denver, Colorado
March 9, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Quovadx, Inc.

We have audited the accompanying consolidated balance sheet of Quovadx, Inc. as of December 31, 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Quovadx, Inc. at December 31, 2005, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Denver, Colorado
March 7, 2006

QUOVADX, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(In thousands, except for share and per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$15,810	$17,806
Short-term investments	14,611	14,850
Accounts receivable, net of allowance of $208 and $462, respectively	15,509	14,122
Unbilled accounts receivable	1,145	720
Prepaids and other	1,554	1,771

Total current assets	48,629	49,269
Property and equipment, net	4,516	3,220
Software, net	7,238	7,409
Other intangible assets, net	10,057	13,862
Goodwill	46,724	46,724
Restricted cash	135	175
Other assets	4,675	484

Total assets	$121,974	$121,143

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,160	$3,383
Accrued liabilities	17,602	11,175
Deferred revenue	17,083	17,601

Total current liabilities	38,845	32,159
Other long term liabilities	4,558	797

Total liabilities	43,403	32,956
Commitments and contingencies — See note 7
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value; 100,000,000 authorized and 42,250,290 and 41,641,606 shares issued and outstanding, respectively	422	416
Accumulated other comprehensive income/(loss)	976	(199)
Additional paid-in capital	274,578	272,260
Accumulated deficit	(197,405)	(184,290)

Total stockholders’ equity	78,571	88,187

Total liabilities and stockholders’ equity	$121,974	$121,143

The accompanying notes are an integral part of these consolidated financial statements.

QUOVADX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2006	2005	2004
	(In thousands, except per share amounts)

Revenue:
Software license	$30,908	$29,792	$27,172
Professional services	12,652	13,210	14,540
Recurring services	40,560	40,101	41,089

Total revenue	84,120	83,103	82,801

Cost of revenue:
Software license	7,112	9,308	12,506
Professional services	7,477	9,534	14,715
Recurring services	19,267	18,027	18,878
Asset impairment	—	—	7,195

Total cost of revenue	33,856	36,869	53,294

Gross profit	50,264	46,234	29,507

Operating expenses:
Sales and marketing	21,709	17,364	19,597
General and administrative	18,019	17,498	19,832
Litigation settlement	10,375	—	—
Research and development	10,412	10,921	13,383
Amortization of acquired intangible assets	3,805	3,850	3,718

Total operating expenses	64,320	49,633	56,530

Loss from operations	(14,056)	(3,399)	(27,023)
Gain on sale of assets	—	—	1,535
Other (expense) income, net	(160)	177	45
Interest income, net	1,146	655	310

Loss before income taxes	(13,070)	(2,567)	(25,133)
Income tax expense	56	321	133

Loss from continuing operations	(13,126)	(2,888)	(25,266)
Discontinued operations:
Income from discontinued operations	—	—	589
Gain on sale of discontinued operations	—	—	446

Loss before cumulative effect of accounting change	(13,126)	(2,888)	(24,231)
Cumulative effect of accounting change	11	—	—

Net loss	$(13,115)	$(2,888)	$(24,231)

Net loss from continuing operations per common share — basic and diluted	$(0.32)	$(0.07)	$(0.63)
Income from and gain on sale of discontinued operations per common share — basic and diluted	—	—	0.02

Loss before cumulative effect of accounting change per common share — basic and diluted	(0.32)	(0.07)	(0.61)
Cumulative effect of accounting change per common share — basic and diluted	0.00	—	—

Net loss per common share — basic and diluted	$(0.32)	$(0.07)	$(0.61)

Shares used in computing net loss per share — basic and diluted	41,588	40,924	39,892

The accompanying notes are an integral part of these consolidated financial statements.

QUOVADX, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

			Accumulated
			Other	Additional
	Common Stock		Comprehensive	Paid-in	Accumulated
	Shares	Amount	Income (Loss)	Capital	Deficit	Total
			(In thousands)

Balance at January 1, 2004	38,938	$389	$131	$268,626	$(157,171)	$111,975
Net loss	—	—	—	—	(24,231)	(24,231)
Currency translation adjustment	—	—	740	—	—	740

Comprehensive loss						(23,491)
Stock option exercises and issuances under employee stock purchase plan	1,586	16	—	1,428	—	1,444
Deferred compensation from options exchanged in acquisition	—	—	—	470	—	470
Deferred compensation from restricted stock awards	95	1	—	(1)	—	—

Balance at December 31, 2004	40,619	406	871	270,523	(181,402)	90,398
Net loss	—	—	—	—	(2,888)	(2,888)
Currency translation adjustment	—	—	(1,070)	—	—	(1,070)

Comprehensive loss						(3,958)
Stock option exercises and issuances under employee stock purchase plan	747	7	—	1,268	—	1,275
Deferred compensation from options exchanged in acquisition	—	—	—	20	—	20
Deferred compensation from restricted stock awards	276	3	—	449	—	452

Balance at December 31, 2005	41,642	416	(199)	272,260	(184,290)	88,187
Net loss	—	—	—	—	(13,115)	(13,115)
Currency translation adjustment	—	—	1,175	—	—	1,175

Comprehensive loss	—	—	—	—	—	(11,940)
Stock option exercises and issuances under employee stock purchase plan	224	2	—	411	—	413
Deferred compensation from restricted stock awards	384	4	—	1,907	—	1,911

Balance at December 31, 2006	42,250	$422	$976	$274,578	$(197,405)	$78,571

The accompanying notes are an integral part of these consolidated financial statements.

QUOVADX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(13,115)	$(2,888)	$(24,231)
Adjustments to reconcile net loss to net cash used in operating activities Depreciation and amortization	6,769	7,570	11,108
Amortization of acquired intangible assets	3,805	3,850	3,332
Share based compensation	1,945	452	—
Amortization of deferred compensation	—	20	470
Asset impairments	—	—	7,529
Gain on sale of assets	—	—	(1,981)
Loss on retirement of fixed assets	86	—	—
(Recovery) provision for losses on accounts receivable	(217)	(461)	162
Change in assets and liabilities (net of assets and liabilities acquired)
Accounts receivable	(875)	220	3,986
Unbilled accounts receivable	(425)	474	2,270
Prepaids and other	(3,469)	1,055	2,063
Accounts payable	765	(120)	(4,430)
Accrued liabilities	9,691	2,495	(5,139)
Deferred revenue	(788)	(2,041)	711

Net cash provided by (used in) operating activities	4,172	10,626	(4,150)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(3,491)	(1,277)	(1,010)
Purchased and capitalized software	(4,478)	(1,508)	(1,087)
Proceeds from sale of assets	—	—	5,476
Purchase of short-term investments	(56,443)	(38,240)	(6,025)
Sale of short-term investments	56,682	29,415	—

Net cash used in investing activities	(7,730)	(11,610)	(2,646)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock and exercise of stock options	413	1,275	1,444

Net cash provided by financing activities	413	1,275	1,444

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH	1,149	(1,307)	486

Net decrease in cash and cash equivalents	(1,996)	(1,016)	(4,866)
Cash and cash equivalents at beginning of period	17,806	18,822	23,688

Cash and cash equivalents at end of period	$15,810	$17,806	$18,822

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING TRANSACTIONS
Retirement of fixed asset — cost	$12,369	$—	$—
Retirement of fixed asset — accumulated depreciation	(12,283)	—	—

Net retirement of fixed assets	$86	$—	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$521	$(256)	$160
Cash paid for interest	$44	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

QUOVADX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three years ended December 31, 2006, 2005, and 2004

1.	Organization and Summary of Significant Accounting Policies

Overview

Quovadx offers software and services for application and system development, extension, integration and analysis to enterprise customers worldwide. Quovadx is comprised of three divisions: the Integration Solutions division (“Integration Solutions” or “ISD”), which offers private and public healthcare organizations software infrastructure to facilitate system interoperability solutions for clinical and financial integration; the CareScience division (“CareScience”), which provides care management and analytical solutions to hospitals and health systems; and the Rogue Wave Software division (“Rogue Wave”), which provides reusable software components and services to professional developers for enterprise-class application development and high performance service-oriented architecture (“SOA”).

Basis of Presentation

The Company is incorporated under the laws of the State of Delaware. The consolidated financial statements include the accounts of Quovadx and its wholly-owned subsidiaries, Rogue Wave Software, Inc., CareScience, Inc., Quovadx Ltd., Healthcare.com Corporation, and Confer Software, Inc. All material intercompany amounts and transactions have been eliminated.

Reclassifications

Certain prior year information has been reclassified to conform to the current year presentation, resulting in no impact to stockholders’ equity or net loss

Use of Estimates

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

Revenue Recognition

The Company recognizes revenue in accordance with the provisions of Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-4; and SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.”

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

The methodology the Company uses to recognize perpetual software license and related services revenue is dependent on whether the Company has established vendor-specific objective evidence (“VSOE”) of fair value for the separate elements of a multiple-element agreement. If an agreement includes license, service and maintenance elements, and we have established VSOE of fair value on the undelivered service and maintenance elements, the revenue for the agreement will be recognized based on the residual method. Under the residual method the VSOE of fair value is assigned to the service and maintenance elements and the remaining agreement fee is allocated to the license element. The license fee is recognized on delivery of the software if the services are not essential to the functionality of the software, the collection of the fees is probable, the fees are fixed and determinable, and an

QUOVADX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

agreement is signed. Revenue based on the VSOE of fair value from the service and maintenance elements of the agreement that are to be delivered at a future date is initially deferred. Revenue from the services element is recognized as the services are provided. Maintenance revenue is recognized ratably over the maintenance period, which is generally twelve months. When the related services elements are essential to the functionality of the base product, or when the Company has not established VSOE of fair value for the remaining services, the software license fees are deferred and the entire contract is recognized ratably over the period that the last element is delivered. Utilizing the criteria provided in SOP 97-2, we evaluate the vendor specific objective evidence to determine the fair value of the elements delivered in situations where multiple element arrangements exist.

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

a)	Readily convertible to known amounts of cash; and

b)	So near their maturity that they present insignificant risk of changes in value because of changes in interest rate.

QUOVADX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Short-Term Investments

Short-term investments consist of interest bearing money market accounts and auction rate securities classified as “held to maturity” with maturities less than twelve months. The Company had no unrealized gains or losses from short term investments. The following table summarizes the Company’s short term investments as of December 31, 2006 and 2005 (amounts in thousands):

	Historic Cost as of December 31,
	2006	2005

Interest bearing investments	$8,211	$8,675
Auction rate securities	6,400	6,175

Total	$14,611	$14,850

Fair Value of Financial Instruments

The Company’s financial instruments include cash, short-term investments, accounts receivable, accounts payable and accrued liabilities. The carrying amounts of financial instruments approximate fair value due to their short maturities.

Unbilled Accounts Receivable

Unbilled accounts receivable arise as revenue is recognized for time and costs incurred on time-and-material contracts, and for revenue that is recognized on fixed price contracts under the percentage-of-completion method of accounting for which revenue recognized exceeds amounts that have been billed. Additionally, in the normal course of business, unbilled receivables can arise due to administrative timing associated with end of period sales.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts to reserve for the inability of certain customers to pay their accounts receivable balances. The Company periodically assesses the financial condition of its customers to determine if there is reasonable assurance of collectibility. Additional allowances may be required if the financial condition of a customers deteriorates. A considerable amount of judgment is required in order to determine the realization of our receivables, including assessing the likelihood of collection and the creditworthiness of each customer. The Company reversed previously recorded bad debt expense of $217,000 and $461,000 for the years ended December 31, 2006 and 2005, respectively. Bad debt expense for the year ended December 31, 2004 was $162,000.

Valuation and qualifying accounts for each of the three years ended December 31, is detailed below (in thousands):

					Reduction
	Balance at	(Credited)			in Sales		Balance at
Allowance for Doubtful Accounts	Beginning	Charged to			Return		End of
and Sales Returns	of Period	Expense	Deduction		Allowance		Period
	(Dollars in thousands)

2006	$462	$(217)	$(37	)(a)	$—		$208
2005	1,067	(461)	(144	)(a)	—		462
2004	2,765	162	(1,555	)(a)	(305	)(b)	1,067

(a)	Represents credit losses written off during the period, less collection of amounts previously written off.

(b)	Reduction in Rogue Wave sales allowance that is no longer needed as an adjustment to goodwill.

QUOVADX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Warranties

The Company issues warranties to customers for product performance in accordance with specifications that are short term in nature, generally 90 days or less. Application service provider (“ASP”) service agreements provide warranty-like coverage for the duration of the service relationship. The Company’s obligations under these warranties have not been significant and are generally covered under customer maintenance agreements. The Company also indemnifies customers against patent infringement claims. As of December 31, 2006 and 2005, there were no liabilities recorded in the financial statements related to indemnifications or warranties.

Major Customers

The following ISD customer accounted for greater than 10% of our consolidated revenue in the years ended December 31, 2006, 2005, and 2004:

	Year Ended December 31,
Customer	2006	2005	2004

Medical University of South Carolina	16%	15%	16%

The contract with Medical University of South Carolina (“MUSC”) expired on December 31, 2006 and was not renewed.

The next largest customer accounted for 2% of total revenue for the year ended December 31, 2006. Each of our divisions has several large customers that individually do not generate revenue that is over 10% of total revenue, but collectively are significant. The following table indicates the revenue generated from the top five customers in each division as a percent of total division revenue.

Year Ended December 31,	Integration Solutions	CareScience	Rogue Wave

2006	46%	40%	13%
2005	43%	44%	16%
2004	51%	45%	12%

At December 31, 2006 one customer, MUSC, accounted for 19% of accounts receivable. The balance of the MUSC receivable was paid in January 2007. There were no customers that accounted for greater than 10% of accounts receivable at December 31, 2005.

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets, ranging from two to seven years. Internally used software, whether purchased or developed, is capitalized and amortized over an estimated useful life of three to five years. Depreciation expense totaled $2.1 million, $2.1 million, and $3.5 million for the years ended December 31, 2006, 2005, and 2004, respectively.

QUOVADX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,
	2006	2005
	(In thousands)

Property and Equipment
Furniture, fixtures and equipment	$2,144	$4,588
Computer hardware	17,718	22,494
Computer software	9,208	10,664

	29,070	37,746
Less accumulated depreciation and amortization	(24,554)	(34,526)

	$4,516	$3,220

During the second quarter, we conducted a physical inventory of fixed assets. As a result of the inventory, assets with original acquisition cost of $8.8 million and remaining net book value of $50,000 were retired and the expense recorded in the second quarter of 2006. The majority of the assets retired were originally placed in service at least five years prior to June 30, 2006. In the first quarter of 2006, an office closure and space reduction in two other offices resulted in the retirement of assets with an original acquisition cost of $2.0 million and a remaining book value of $19,000. During the third quarter, assets with original acquisition cost of $0.8 million and remaining book value of $10,000 were retired from a data site no longer in use. In the fourth quarter an inventory of our international operations was conducted and as a result assets with original acquisition costs of $0.8 million and remaining book value of $7,000 were retired.

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

Capitalized Software Costs

Capitalized software costs consist of purchased software, capitalized software development costs, and software acquired through acquisitions. Purchased software is used with the Company’s existing software as well as held for resale under exclusive license arrangements and is amortized ratably over a three-year estimated useful life. In accordance with FASB Statement No. 86 “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” software development costs are required to be expensed until the point that technological feasibility of the product is established, which the Company has determined to be when a detailed program design is complete. Once technological feasibility is established, the Company capitalizes internal and external labor costs incurred in developing the software, until the product has reached general availability. The establishment of technological feasibility and continuing evaluation of the recoverability of the capitalized software development costs requires management’s judgment with respect to the impact of external factors such as future revenue, estimated economic life and changes in software and hardware technologies. Capitalized software development costs are amortized on a straight-line basis over an estimated life, which is generally three years. Capitalized software acquired through business combinations is amortized on a straight line basis over an estimated useful life which is generally three to five years. The Company capitalized $4.5 million, $1.5 million, and $1.1 million of software development costs in 2006, 2005 and 2004, respectively. The Company wrote off $4.8 million of capitalized software in 2004. Software amortization expense, a component of cost of sales, for the

QUOVADX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

years ended December 31, 2006, 2005 and 2004 was $4.6 million, $5.4 million, and $7.6 million, respectively. In 2006, the developed technology acquired in the Healthcare.com acquisition was fully amortized. In 2005, the Company retired fully amortized capital software assets totaling $1.1 million.

	December 31,
	2006	2005
	(In thousands)

Capitalized Software
Acquired Software	$27,098	$27,098
Capitalized Software	13,529	9,051

	40,627	36,149
Accumulated Amortization	(33,389)	(28,740)

	$7,238	$7,409

Goodwill

Statement of Financial Accounting Standards (“SFAS”) No. 142 requires that goodwill at each reporting unit be tested annually for impairment and more frequently if events or changes in circumstances indicate assets might be impaired. The Company has identified the fourth quarter as the period for its annual impairment test. Upon the occurrence of certain indicators, we are required to evaluate goodwill for impairment more than annually. Factors that are considered in the review for impairment include significant under-performance, major changes in the manner of our use of the acquired assets or our business strategy, significant negative industry or economic trends, and our market capitalization relative to net book value. The Company performed its annual evaluation during the fourth quarter of 2006, and no impairment was indicated. However, changes in future market conditions, forecasts or assumptions used in the evaluation could result in impairments in future periods.

The goodwill balances resulted from the acquisitions of CareScience and Rogue Wave in 2003. At December 31, 2006, the balance in goodwill was $34.0 million for the Rogue Wave division and $12.7 million for the CareScience division. There were no adjustments or changes to the goodwill balances during the years ended December 31, 2006 and December 31, 2005.

Acquired Intangible Assets

Intangible assets recognized in the Company’s acquisitions are amortized over their estimated lives. Customer base assets are amortized over a weighted average life of 6.5 years and trade names are amortized over 5 years. Amortization expense related to intangible assets was $3.8 million, $3.9 million, and $3.3 million for the years ended December 31, 2006, 2005 and 2004, respectively. Amortization expense in 2004 includes impairment expense of $0.3 million. The Company expects amortization expense to be $3.8 million for 2007, $3.7 million for 2008, $1.7 million for 2009 and $0.9 million for 2010. Amortization of intangible assets is scheduled to end in 2010.

	2006			2005
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value

Customer base	$22,496	$(12,648)	$9,848	$22,496	$(8,982)	$13,514
Trade name	559	(350)	209	559	(243)	316
Other	2,178	(2,178)	—	2,178	(2,146)	32

	$25,233	$(15,176)	$10,057	$25,233	$(11,371)	$13,862

QUOVADX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-Lived Assets and Impairments

The Company periodically evaluates the carrying value of long-lived assets, including, but not limited to, property and equipment, software, and intangible assets when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flows from such asset is less than its carrying value. In that event, in accordance with Statement of Financial Accounting Standard No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved.

Significant estimates are utilized to calculate expected future cash flows included in impairment analyses. We also utilize judgment to determine other factors within fair value analyses, including the applicable discount rate.

In the fourth quarter of 2006, the Company performed an evaluation of its long-lived assets in connection with the goodwill evaluation. There were no impairments of long-lived assets identified in 2006 or 2005.

Other Assets

Other current and long-term assets include deferred costs, deposits, prepaid expenses and deferred tax assets net of the deferred tax valuation. Deferred costs include direct labor incurred related to implementation activities on certain contracts where the revenue will be recognized on a straight-line basis over the term of the remaining contract. The costs, which totaled $0.1 million and $0.2 million at December 31, 2006 and 2005, respectively, are expected to be amortized to expense over the contract periods of five to seven years. The Company had a note receivable, which had a balance of $0.8 million at December 31, 2004. The principal balance of the note was paid in full during 2005. Due to concerns about collectibility, the note was accounted for on a non-accrual basis. Interest income was recognized in 2005 after all principal had been paid.

The Company had restricted cash of $0.1 million and $0.2 million, as of December 31, 2006 and 2005, respectively. Restricted cash primarily represents investments that support letters of credit related to operating leases.

Research and Development

Research and development expense includes costs incurred by the Company to develop and enhance the Company’s software until the point that technological feasibility is reached. Research and development costs are charged to expense as incurred. Total research and development costs for the Company for the years ended December 31, 2006, 2005 and 2004 totaled $10.4 million, $10.9 million, and $13.4 million, respectively.

Advertising

Advertising expense for the years ended December 31, 2006, 2005, and 2004 was $1.7 million, $1.0 million, and $0.8 million, respectively.

Accounting for Contingencies

The Company has been involved in several lawsuits. See Note 7 for details on the current status of these lawsuits. The Company uses the criteria in SFAS No. 5 Accounting for Contingencies to determine whether to accrue an amount for the possible outcome of pending litigation. The factors we consider are:

•	The period in which the underlying cause of the pending litigation occurred;

•	The degree of probability of an unfavorable outcome; and

•	The ability to make a reasonable estimate of the amount of loss.

QUOVADX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

An accrual for a loss contingency is recorded if it is possible to estimate the amount of loss the Company could incur and it is probable that the Company will incur the loss.

Under Delaware law and our charter, bylaws and indemnification agreements, we are obligated to indemnify our directors and officers who are named defendants in any lawsuits, arising out of their engagement by the Company. The Company expenses these costs as they are incurred.

Deferred Taxes

Deferred income tax assets and liabilities are recognized for the future tax consequences of temporary differences. Temporary differences arise when revenues and expenses for financial reporting are recognized for tax purposes in a different period. The Company has recognized, before the valuation allowance, a net deferred tax asset. The majority of the deferred tax asset is net operating loss (“NOL”) carryforwards and unused tax credits. Realization of the deferred tax asset depends upon the Company generating sufficient taxable income in future years from the reversal of temporary differences and from net operating loss carryforwards. Due to the uncertainty of the timing and amount of such realization, the Company has historically concluded that a full valuation allowance was required under the SFAS No. 109, “Accounting for Income Taxes.” While the Company has a recent history of consolidated losses for federal income tax purposes, the Company has reported, and expects to report in future periods, taxable income in certain state and local jurisdictions in which it conducts business. As a result, the Company reached the decision during the fourth quarter of 2006, to reverse $0.6 million of the valuation allowance. The reversal was attributable to the establishment of positive evidence during the fourth quarter of 2006 that there will be sufficient taxable income in future periods to realize deferred tax assets for state and local income taxes for subsidiaries filing separate returns in those jurisdictions. In accordance with SFAS 109, when there is a change in judgment concerning the recovery of deferred tax assets in future periods, the valuation allowance is reversed into earnings during the quarter in which the change in judgment occurred. As a result, the Company recorded the $0.7 million as an income tax benefit in the fourth quarter of 2006.

Share-Based Compensation

At December 31, 2006, the Company had two stock option plans and one employee stock purchase plan, which are described in Note 5. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS No. 123R”), “Share-Based Payment,” using the modified prospective transition method. Under this method, stock-based compensation expense is recognized using the fair-value based method for all awards granted on or after the date of adoption. Compensation expense for unvested stock options and awards that were outstanding on January 1, 2006 are recognized over the requisite service period based on the grant-date fair value of those options and awards as previously calculated under the pro forma disclosures under SFAS No. 123. The modified prospective transition methods provides that prior interim periods and fiscal years reported will not reflect restated amounts. The Company determined the fair value of these awards using the Black-Scholes option pricing model.

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

QUOVADX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

selected based on yields from U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of the options being valued. The Company historically has not paid dividends.

	Year Ended December 31,
	2006	2005	2004

Risk free interest rate	4.56%	4.17%	4.70%
Volatility factor	80.00%	106.00%	106.00%
Weighted average estimated option term in years	6.50	7.50	5.00

As a result of adopting SFAS No. 123R, the Company recorded pretax compensation expense of $1.9 million for the year ended December 31, 2006. Share-based compensation is included with the related salary expense in cost of revenue, sales and marketing, general and administrative, and research and development expenses. The Company has recorded a full valuation allowance on its deferred tax assets, therefore no tax benefit is recognized for the year ended December 31, 2006.

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

Prior to adoption, the Company accounted for stock-based compensation arrangements using the intrinsic value method under the provisions of Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Under this method, stock compensation was recognized to the extent that the exercise price is less than the market price for the underlying stock on the date of grant. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” to stock-based employee compensation. SFAS No. 123R requires the Company to present proforma information for periods prior to the adoption as if it had accounted for all stock-based compensation under the fair value method. Had compensation costs under the Company’s stock option plans been recorded in 2005 and 2004, the effect on the Company’s net loss and earnings per share would have been as follows:

	Year Ended December 31,
	2005	2004
	(In thousands except
	per share data)

Net loss:
As reported	$(2,888)	$(24,231)
Plus: stock based compensation recognized under intrinsic value method	472	470
Less: stock based compensation under fair value method	(5,160)	(1,821)

Pro forma net loss	$(7,576)	$(25,582)

Net loss per common share:
As reported	$(0.07)	$(0.61)
Pro forma	(0.19)	(0.64)

The stock compensation expense recognized in 2005 was primarily related to the restricted stock awards granted in 2004 and 2005 to members of the Company’s Board of Directors and executives (see Note 5). The remainder of 2005 stock compensation expense and all of the 2004 expense is related to the conversion of Rogue

QUOVADX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Wave stock options when exchanged at acquisition for the Quovadx stock options. The stock based compensation under the fair value method for the year ended December 31, 2004 includes recoveries based on options forfeited when six executives left the Company. The adjustment to the pro forma net loss under the fair value method for these forfeited options totaled $3.1 million.

On September 14, 2005, the Compensation Committee of the Board of Directors the Company approved, effective October 1, 2005, the acceleration of vesting for “out of the money” unvested stock options held by current employees, including executive officers. Stock options held by non-employee directors were not included in such acceleration. A stock option was considered “underwater” if the option exercise price was greater than $3.00 per share. These actions were taken in accordance with the applicable provisions of the Company’s stock option plans. In taking these actions, the Compensation Committee imposed restrictions on the stock option awards granted to principal officers and executive officers of the Company, which restrict the ability of each such principal and/or executive officer to sell any shares underlying any such stock option award as long as they are employed by the Company. The decision to accelerate vesting of these underwater stock options was made primarily to avoid recognizing compensation expense in future financial statements upon the adoption SFAS No. 123R, which was effective January 1, 2006, and required all share-based payments to employees, including grants of employee stock options, to be recognized on the Company’s financial statements based on their fair values. The aggregate estimated compensation expense associated with these accelerated options that would have been recognized in the Company’s income statements after adoption of SFAS No. 123R by the Company, had the acceleration not occurred, totaled $1.0 million, which is included in the proforma net loss in 2005.

Net Loss Per Common Share

Net loss per common share (“EPS”) is calculated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share.” Under the provisions of SFAS No. 128, basic EPS is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if stock options were exercised, resulting in the issuance of common stock that would share in the loss of the Company. For the years ended December 31, 2005, 2004 and 2003 the effect of all common stock equivalents is excluded from the computation of diluted EPS since their effect would decrease the loss per share. Potential dilution of the stock options exercisable into common stock is computed using the treasury stock method based on the average fair market value of the stock. The diluted weighted average common shares calculation for the twelve months ended December 31, 2006, 2005, and 2004 excludes 1,355,600, 1,621,726 and 1,099,915 options, respectively, to purchase common stock because their effect would be been anti-dilutive under the treasury stock method.

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income” establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income (loss) includes all changes in equity during a period from non-owner sources. During the years ended December 31, 2006, 2005 and 2004, comprehensive loss included the change in foreign currency translation. The foreign currency translation amounts relate to our subsidiaries in Europe and Japan. The Japan operations were liquidated in the first quarter of 2005.

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

QUOVADX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

New Accounting Standards

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. We are currently evaluating the impact of SFAS 157, but do not expect the adoption of SFAS 157 to have a material impact on our consolidated financial position, results of operations or cash flows.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” (“FIN 48”), which is a change in accounting for income taxes. FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. The interpretation applies to all tax positions accounted for in accordance with Statement 109 and requires recognition and measurement of a tax position taken, or expected to be taken, in an income tax return. Subsequent recognition and derecognition, and measurement is based on management’s best judgment given the facts, circumstance and information available at the reporting date. The Company will adopt this Interpretation in the first quarter of 2007. We are currently evaluating the impact of FIN 48.

2.	Acquisitions/Dispositions/Recapitalization

On August 31, 2006, the Company announced that it had retained an investment bank to assist the Company in exploring strategic alternatives with the goal of enhancing shareholder value. These alternatives could include, but are not limited to, a recapitalization, strategic acquisition, and/or the combination, sale or merger of the Company or one or more of its divisions. In connection with this initiative, the Company entered into agreements with certain key employees that provide for retention bonuses if the employees remain with the Company as it explores these strategic alternatives. Fifty percent of the retention bonuses will be paid on May 31, 2007 and the remaining 50% of the retention bonus will be paid on March 2, 2008. If a change in control event occurs prior to these vesting dates, the remaining unvested retention bonuses will be immediately payable and the key employees may also be eligible to receive an additional payment if their employment is terminated as a result of the change in control transaction. Further, all unvested stock options and restricted stock awards in the event of a change in control will immediately vest.

On August 31, 2006, the executive employment agreements were amended to provide certain additional benefits in the event of a change in control. In addition to other payments described in the executive employment agreements, each executive will receive a lump sum equal to 100% of his or her target bonus for the year in which a change of control event occurs. The acceleration of vesting for unvested equity awards for the executives is controlled by the plans and award agreements related to such equity awards, which include provisions for acceleration of vesting upon the occurrence of a change of control.

In accordance with SFAS 146 “Accounting for Costs Associated with Exit or Disposal Activities”, the Company began accruing for the retention bonuses in September 2006. Since the employees are required to render future service obligations in order to be eligible to receive the retention incentives, the estimated costs for the bonuses will be expensed over the service period. Since the Company is unable to estimate with any reasonable certainty if, or when, a change in control event might occur, or the number of key employees that may be terminated as a result, an estimate of any potential change in control payments cannot be made at this time. In the event of the sale of one or more of the Company’s divisions, or the entire company, the eligible executives would also receive in

QUOVADX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the aggregate a transaction bonus equal to 1.7% of the sale price. The table below summarizes the expenses incurred in 2006 related to the cash retention bonuses by reportable segment and the total retention liability.

	Retention Incentive Liability
	Liability Accrued
	Year Ended	Estimated Maximum
	December 31, 2006	Liability
	($ in thousands)

ISD	$97	$292
CareScience	58	174
Rogue Wave	84	251
Corporate	116	348

Total	$355	$1,065

3.	Business/Asset Acquisitions and Dispositions

Acquisition-Related Restructuring

The Company recorded significant acquisition-related restructuring charges in connection with a headcount reduction of CareScience employees and the abandonment of certain leased facilities from the CareScience acquisition. The lease abandonment cost was estimated to include remaining lease liabilities offset by an estimate of sublease income. The lease abandonment costs are being amortized over the term of the lease which expires in the fourth quarter of 2011. These restructuring charges are included in accrued liabilities on the accompanying balance sheet. The amortization of the lease abandonment costs are expected to be approximately $200,000 annually for 2007 through October 2011.

	Accrual at		Accrual at		Accrual at
	December 31,	Recorded in	December 31,	Recorded in	December 31,
	2004	2005	2005	2006	2006

Lease abandonment costs	$1,582	$(242)	$1,340	$(117)	$1,223
Less: Sublease income	(301)	—	(301)	—	(301)

	$1,281	$(242)	$1,039	$(117)	$922

Business and Asset Dispositions

In the second quarter of 2004, the Company sold its minority equity investment in Royal Health Care, LLC (“Royal”). Royal is a healthcare management services company, in which Quovadx owned an equity position. The sale price of $3.1 million, paid in cash, was received on June 29, 2004. The Company recorded a $1.2 million gain on the sale of this asset.

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

On December 31, 2004, the Company sold the assets of the Albuquerque, New Mexico Data Center and our Managed Care Transaction Manager (“MCTM”) system. The hosting service center and MCTM system no longer fit into our new business strategy because they represented a niche area of the healthcare payer segment which was not an area of strategic growth. The assets were sold to Royal Health Care Data Center, LLC, a subsidiary of Royal,

QUOVADX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for $1.9 million in cash before transaction related expenses of $0.1 million. A gain of $0.4 million was recognized on the sale in the fourth quarter of 2004. As part of this transaction, Royal signed software license and maintenance agreements for other of our software products and we received $0.3 million in software license revenue. We will continue to provide support for facilities and telecommunications management to Royal and they will provide hosting services and co-location services for our corporate web infrastructure and servers. Royal is a management services organization serving New York healthcare organizations. A director of the Company was on Royal’s board of directors in 2004.

The following is the summarized results of operations for the New Mexico Data Center in the year ended December 31, 2004:

Year Ended
December 31, 2004
(In thousands)

Recurring services revenues	$5,164
Cost of recurring services revenue	4,575

Income from discontinued operations	$589

4.	Balance Sheet Components

Certain balance sheet components are as follows (in thousands):

	December 31,
	2006	2005

Other Current Assets
Prepaid expenses	$1,060	$1,434
Deferred costs	115	158
Other	379	179

	$1,554	$1,771

	December 31,
	2006	2005

Accrued Liabilities
Accrued litigation settlement	$7,800	$—
Accrued compensation	2,363	2,549
Accrued bonuses and commissions	2,732	2,130
Accrued taxes	1,047	1,215
Accrued rent	542	408
Accrued legal fees	200	838
Accrued audit fees	232	508
Option liability payout	105	110
Other	2,581	3,417

	$17,602	$11,175

QUOVADX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Stockholders’ Equity and Benefit Plans

Stock Options

At December 31, 2006, the Company had three stock option plans and one employee stock purchase plan. On April 20, 2006, the Board of Directors adopted the 2006 Equity Incentive Plan (“2006 Plan”) and on June 22, 2006, the stockholders approved the 2006 Plan with the number of shares subject to the 2006 Plan set at 8,579,000 shares. The 2006 Plan was amended on July 21, 2006 to reduce that number to 8,374,154. The 2006 Plan is an amendment and restatement of the Company’s 1997 Stock Plan and 2000 Nonstatutory Stock Option Plan (“Prior Plans”). Effective June 22, 2006, all options and unvested restricted stock outstanding under the Prior Plans automatically became subject to the 2006 Plan, and no further stock awards may be granted under the Prior Plans. The 2006 Plan has a term of ten years, unless sooner terminated. The 2006 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards, performance cash awards and other forms of equity compensation to employees, directors and consultants. Stock options are granted with an exercise price not less than fair market value of the common stock on the date of the grant. Vesting schedules for these grants under the 2006 Plan are specified at the time of grant, and range from one year to four years. The options generally expire seven to ten years after the date of grant. At December 31, 2006, there were 2,858,228 shares available for grant under the 2006 Plan.

The Company’s board of directors adopted the 1999 Director Option Plan in October 1999 (the “Director Plan”). The Director Plan has a term of ten years, unless sooner terminated. Members of the board of directors who are not employees of Quovadx are eligible to participate in the Director Plan. Non-employee directors are automatically granted options to purchase shares of common stock each year on the date of our annual stockholder’s meeting. Options granted under the Director Plan vest one year after the date of grant and expire ten years after the date of grant. On July 21, 2006 the board of directors amended the Director Plan to eliminate its evergreen provision, which provided for an automatic annual increase of 200,000 shares available for grant, and to reduce the shares available for future grants to 500,000 effective July 1, 2006. At December 31, 2006, there were 500,000 shares available for grant under the Director Plan.

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

In connection with the acquisition of Healthcare.com, the Company assumed their stock option plans. At December 31, 2006, there are outstanding options under one of these plans.

QUOVADX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total stock options outstanding and exercisable under the option plans as of December 31, 2006 are as follows:

	Outstanding			Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	of Shares	Life (Years)	Price	of Shares	Price

$ 0.25 — $ 1.12	1,068,304	7.3	$1.03	897,311	$1.02
1.14 — 1.83	882,123	7.7	1.82	692,702	1.82
1.88 — 2.67	588,754	7.0	2.45	431,678	2.40
2.70 — 2.87	462,806	6.1	2.80	312,158	2.81
2.89 — 3.15	681,595	7.4	2.96	199,584	2.99
3.16 — 5.94	392,715	6.5	4.43	367,715	4.52
6.02 — 6.20	560,750	6.3	6.10	560,750	6.10
6.40 — 8.70	309,276	4.8	7.58	309,276	7.58
9.29 — 10.34	381,036	4.3	10.01	381,036	10.01
10.83 — 24.41	174,830	3.8	12.29	174,830	12.29

$ 0.25 — $24.41	5,502,189	6.6	$3.80	4,327,040	$4.18

Activity of the Plans are summarized in the following table:

					Weighted
				Weighted	Average	Aggregate
		Weighted		Average	Remaining	Intrinsic
	Number of	Average	Options	Exercise	Contractual	Value ($ in
	Shares	Exercise Price	Exercisable	Price	Life (Years)	thousands)

Options outstanding, January 1, 2004	7,083,463	$6.95	4,650,309	$7.15
Options granted	3,653,625	2.65
Less: options exercised	(1,082,429)	0.58
Less: options forfeited	(3,968,516)	6.94

Options outstanding, December 31, 2004	5,686,143	4.47	2,794,653	6.01
Options granted	1,390,505	2.90
Less: options exercised	(210,007)	1.29
Less: options forfeited	(1,183,169)	4.62

Options outstanding, December 31, 2005	5,683,472	3.81	3,721,153	4.67
Options granted	382,500	2.80
Less: options exercised	(129,828)	1.41
Less: options forfeited	(433,955)	3.68

Options outstanding, December 31, 2006	5,502,189	$3.80			6.6	$3,028

Vested and expected to vest	5,287,467	$3.85			6.7	$2,985

Exercisable at December 31, 2006	4,327,040	$4.18			6.4	$2,500

QUOVADX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted average fair value per option at the date of grant for options granted during 2006, 2005 and 2004 was $2.04, $2.48 and $2.28, respectively. The total intrinsic value of options exercised during 2006, 2005 and 2004 was $154,082, $244,444 and $2,406,387, respectively. Intrinsic value is defined as the excess of the market value over the option exercise price for all option shares that are in the money.

Restricted stock awards require no payment from the employee and the related compensation cost is valued based on the market price on the grant date and is expensed equally over the vesting period, generally four years. The following table summarizes the restricted share unit awards.

			Weighted Average
			Remaining
		Weighted Average	Contractual
	Units	Grant Date Fair Value	Life (Years)

Unvested restricted stock awards at January 1, 2004	—
Granted	95,000	$2.04

Unvested restricted stock awards at December 31, 2004	95,000	2.04	0.5
Granted	315,632	2.82
Vested	(147,500)	2.32
Cancelled	(40,000)	2.70

Unvested restricted stock awards at December 31, 2005	223,132	2.84	1.5
Granted	423,500	2.79
Vested	(148,096)	2.69
Cancelled	(47,112)	2.96

Unvested restricted stock awards at December 31, 2006	451,424	$2.85	1.4

As of December 31, 2006, there was $2.3 million of unrecognized compensation costs related to unvested share-based compensation agreements granted under the Company’s plans, including stock options and restricted stock awards, which will be recognized over the next four years.

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

QUOVADX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Purchase
Date	Shares	Price

Available at January 1, 2004	988,644
Authorized 2004	500,000
Issued April 2004	(264,355)	$2.01
Issued October 2004	(238,411)	1.49

Available at December 31, 2004	985,878
Authorized 2005	500,000
Issued April 2005	(352,442)	1.47
Issued October 2005	(189,841)	2.33

Available at December 31, 2005	943,595
Authorized 2006	500,000
Issued April 2006	(51,864)	2.58
Reduction in authorized shares at July 1, 2006	(891,731)
Issued October 2006	(38,503)	$2.35

Available at December 31, 2006	461,497

401(k) Plan

The Company has adopted an employee savings and retirement plan (the “401(k) Plan”) covering substantially all of the Company’s employees. Pursuant to the 401(k) Plan, eligible employees may elect to reduce their current compensation by up to the statutory prescribed limit and have the amount of such reduction contributed to the 401(k) Plan. The Company contributes to the 401(k) Plan on behalf of eligible employees by matching 50% of the first 6% of an employee’s contribution. The Company contributed $0.8 million, $0.7 million, and $0.8 million to its employee’s 401(k) accounts in 2006, 2005, and 2004, respectively. Company contributions vest over a two-year period.

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

The sources of income (loss) before income taxes for continuing operations, are as follows for the years ended December 31, 2006, 2005 and 2004 (in thousands):

	2006	2005	2004

Domestic	$(14,621)	$(3,988)	$(25,175)
International	1,551	1,421	42

Total	$(13,070)	$(2,567)	$(25,133)

Income tax expense (benefit) for the years ended December 31, 2006, 2005 and 2004 are as follows

	2006	2005	2004
	(In thousands)

Current
State and local	$260	$41	$—
International	403	280	133

Total Current	663	321	133
Deferred
State and local	$(607)	$—	$—

Total Deferred	(607)	—	—

Income tax expense (benefit)	$56	$321	$133

Total income tax expense (benefit) differed from the amounts computed by applying the federal statutory income tax rate of 35% to earnings (loss) before income taxes as a result of the following items for the years ended December 31, 2006, 2005 and 2004.

	Years Ended December 31
	2006	2005	2004
	(In thousands)

Statutory income tax benefit	$(4,574)	$(898)	$(8,799)
State income tax benefit, net of federal income tax benefit	(1,162)	(368)	(665)
Change in valuation allowance	5,588	(2,333)	9,249
Foreign tax rate differential	(48)	45	111
Other permanent items	252	3,875	237

Income tax expense/(benefit)	$56	$321	$133

QUOVADX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of temporary differences that give rise to significant portions of the net deferred tax asset at December 31, 2006 and 2005 are as follows:

	2006	2005
	(In thousands)

Current deferred tax assets (liabilities):
Deferred revenue	$335	$285
Allowance for doubtful accounts	59	151
Employee benefits	290	96
Accrued liabilities	704	1,061
Other	105	111
Valuation allowance	(1,493)	(1,292)

Current deferred tax asset (liability) net	—	412
Non-current deferred tax asset (liability)
Depreciation and amortization	(3,539)	(5,908)
Investment impaired	195	195
Tax credits	3,723	3,193
U.S. net operating loss carryforwards	59,513	56,527
Foreign net operating loss carryforwards	1,013	1,125
Other	(685)	—
Valuation allowance	(59,613)	(55,544)

Non-current deferred tax asset (liability) net	607	(412)

Net deferred tax assets (liabilities)	$607	$—

Deferred income tax assets and liabilities are recognized for the future tax consequences of temporary differences. Temporary differences arise when revenues and expenses for financial reporting are recognized for tax purposes in a different period. The Company has recognized, before the valuation allowance, a net deferred tax asset. The majority of the deferred tax asset is net operating loss (NOL) carryforwards and unused tax credits. Realization of the deferred tax asset depends upon the Company generating sufficient taxable income in future years from the reversal of temporary differences and from net operating loss carryforwards. Due to the uncertainty of the timing and amount of such realization, the Company has historically concluded that a full valuation allowance was required under the SFAS No. 109, “Accounting for Income Taxes.” While the Company has a recent history of consolidated losses for federal income tax purposes, the Company has reported, and expects to report in future periods, taxable income in certain state and local jurisdictions in which it conducts business. As a result, the Company reached the decision during the fourth quarter of 2006, to reverse $0.6 million of the valuation allowance. The reversal was attributable to the establishment of positive evidence during the fourth quarter of 2006 that there will be sufficient taxable income in future periods to realize deferred tax assets for state and local income taxes for subsidiaries filing separate returns in those jurisdictions. In accordance with SFAS 109, when there is a change in judgment concerning the recovery of deferred tax assets in future periods, the valuation allowance is reversed into earnings during the quarter in which the change in judgment occurred. As a result, the Company recorded the $0.6 million as an income tax benefit in the fourth quarter of 2006.

The valuation allowance recorded for deferred income tax assets at December 31, 2006 and 2005 is $61.1 million and $56.8 million, respectively. Approximately $35.1 million of deferred tax assets relate to acquired entities. Approximately $12.1 million of valuation allowance is recorded against these deferred tax assets. In addition, approximately $10.8 million of valuation allowance is recorded against the net operating loss deferred tax

QUOVADX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

asset related to the exercise of stock options and warrants. If this valuation allowance is released, it will be recorded against additional paid-in capital.

The Company is recognizing net operating loss carryforwards for U.S. income tax purposes of approximately $146.1 million and approximately $3.2 million of AMT and research and development tax credit carryforwards. The Company has written off deferred tax asset and the offsetting valuation amounts of approximately $21.7 million relating to net operating loss carryforwards because the Company does not expect any future benefit from the deferred tax asset after the limitations applied under United States tax law §382. This section of tax law contains provisions that limit the use in any future period of net operating loss and credit carryforwards upon the occurrence of certain events including a significant change in ownership interest. The remaining available net operating losses recognized by the Company, if not utilized to reduce taxable income in future periods, will expire in various amounts beginning in 2016 and ending in 2025. The limitation under section 382 could further limit the use of the remaining carryforward items and allow them to expire unused. The Company also has approximately $3.0 million of foreign net operating loss carryforwards, the majority of which may be carried forward indefinitely.

Deferred taxes have not been provided on any excess book basis in the shares of certain foreign subsidiaries because these basis differences are not expected to reverse in the foreseeable future. These basis differences result from undistributed earnings of the foreign subsidiaries. It is the Company’s intent to permanently reinvest all foreign earnings.

7.	Commitments and Contingencies

Commitments

The Company leases equipment and office space under various long-term non-cancelable operating leases that expire at various dates before October 2011. The following is a schedule by year of future minimum lease payments under operating leases, at December 31, 2006 (in thousands):

2007	$2,551
2008	1,705
2009	1,210
2010	895
2011	517
Thereafter	—

Total	$6,878

Total rent expense for the years ended December 31, 2006, 2005, and 2004 was $3.2 million, $4.3 million, and $4.4 million, respectively.

In the second quarter of 2005, the Company recognized a reduction in expense based on a $0.9 million reimbursement from its carrier under its D&O policy for legal fees and costs incurred by the Company in connection with the defense of the shareholder class actions for the time period May 2004 to May 2005. An additional $0.1 million reimbursement was recognized in the third quarter of 2005 for the time period June 2005 to August 2005. The Company expects additional amounts will be reimbursed from time to time as legal fees and costs are incurred. However, there can be no assurance as to the amount the Company will ultimately receive, nor the timing of those possible reimbursements from the carrier. Additionally, under the policy, the carrier could recover these funds from the Company under certain limited circumstances which we have no reasonable ability to predict. The Company did not receive any reimbursements in 2006, and has not recorded a liability for any possible refund.

Under Delaware law and our charter and bylaws, we are obligated to indemnify our directors and officers who are named defendants in any of these lawsuits, and in any lawsuit the SEC may bring against former officers, and to

QUOVADX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

advance legal fees and costs. It is difficult to estimate liabilities or predict outcomes of these legal matters because of their inherit uncertainty.

Contingencies

On November 14, 2001, a stockholder class action complaint was filed in the United States District Court, Southern District of New York. On April 19, 2002, plaintiffs filed an amended complaint. The amended complaint asserts that the prospectus from the Company’s February 10, 2000 initial public offering (“IPO”) failed to disclose certain alleged improper actions by various underwriters for the offering in the allocation of the IPO shares. The amended complaint alleges claims against certain underwriters, the Company and certain officers and directors under the Securities Act of 1933, as amended (the “Securities Act”) and the Securities Exchange Act of 1934, as amended (the “Exchange Act”)(Bartula v. XCare.net, Inc., et al., Case No. 01-CV-10075). Similar complaints have been filed concerning more than 300 other IPO’s; all of these cases have been coordinated as In re Initial Public Offering Securities Litigation, 21 MC 92. In a negotiated agreement, individual defendants, including all of the individuals named in the complaint filed against the Company, were dismissed without prejudice, subject to a tolling agreement. Issuer and underwriter defendants in these cases filed motions to dismiss and, on February 19, 2003, the court issued an opinion and order on those motions that dismissed selected claims against certain defendants, including the Rule 10b-5 fraud claims under the Exchange Act against the Company, leaving only the Section 11 strict liability claims under the Securities Act against the Company. A committee of our Board of Directors has approved a settlement proposal made by the plaintiffs. Specifically, under the terms of the settlement, in exchange for a $1 billion guaranteed recovery to be divided pro rata by participating issuer defendants and an assignment of claims that the issuer defendants may have against the underwriter defendants, the plaintiffs would dismiss with prejudice and release their claims against the issuer defendants, including the Company. On October 13, 2004 the court certified classes of shareholders in six test cases that were selected by the underwriters and plaintiffs out of the 310 consolidated actions in the coordinated proceeding. On February 15, 2005, the court issued an order granting conditional preliminary approval of the settlement. On August 31, 2005, the court entered an order confirming its preliminary approval of the settlement. On April 24, 2006, the court held a fairness hearing in connection with the motion for final approval of the settlement, but has not yet issued a ruling on the motion for final approval at the fairness hearing. The settlement remains subject to a number of conditions, including final approval of the court. On December 5, 2006, the Court of Appeals for the Second Circuit reversed the court’s order certifying a class in the six test cases. The Company is not one of the test cases, and it is unclear what impact this will have on the Company’s case. The Company’s director and officer insurance policy covering these claims is expected to be sufficient to cover any share of the recovery that is ultimately allocated to the Company under the terms of the settlement. If the settlement is not achieved, the Company will continue to aggressively defend the claims. We do not believe that the outcome of this action will have a material adverse effect on our financial position, results of operations or liquidity; however, litigation is inherently uncertain and we can make no assurance as to the ultimate outcome or effect.

On March 18, 2004, a purported class action complaint was filed in the United States District Court for District of Colorado, entitled Smith v. Quovadx, Inc. et al, Case No. 04-M-0509, against Quovadx, Inc., its former Chief Executive Officer and its former Chief Financial Officer. The complaint alleged violations of Sections 10(b) and 20(a) of the Exchange Act, purportedly on behalf of all persons who purchased Quovadx common stock from October 22, 2003 through March 15, 2004 (the “class period”). The claims were based upon allegations the Company (i) purportedly overstated its net income and earnings per share during the class period, (ii) purportedly recognized revenue from contracts between the Company and Infotech Networks Group (“Infotech”) prematurely, and (iii) purportedly lacked adequate internal controls and was therefore unable to ascertain the financial condition of the Company. The action sought damages against the defendants in an unspecified amount. Thereafter, eight additional, nearly identical class action complaints were filed in the same court based on the same facts and allegations. Subsequently, all but one of the actions, entitled Heller v. Quovadx, Inc., et al., Case No. 04-M-0665 (OES) (D. Colo.), were dismissed. On June 10, 2004, the plaintiff in Heller filed a first amended complaint, which

QUOVADX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

asserted the same claims as those asserted in the original complaint, and included allegations regarding the Company’s accounting for certain additional transactions. On September 8, 2004, the court denied defendants’ motions to dismiss the first amended complaint and approved the appointment of David Heller as lead plaintiff. On September 29, 2004, the court approved the appointment of Mr. Heller’s counsel as lead counsel. On October 14, 2004, the Company and the other defendants filed answers to the first amended complaint, denying allegations of wrongdoing and asserting various affirmative defenses. On April 12, 2005, the court issued an order certifying a class of all persons (except insiders) who purchased Quovadx stock on the open market between October 22, 2003 and March 15, 2004.

A settlement agreement among the various parties (the “Original Agreement”) was achieved on April 4, 2006. Under the terms of the Original Agreement, in April 2006, the Company paid $3 million and our insurance carriers paid $7.0 million, into a settlement fund established by the lead plaintiff’s counsel in exchange for a release, with prejudice, by class plaintiffs of the Company and the individual defendants, from all claims under Sections 10(b) and 20(a) of the Exchange Act. On July 25, 2006, the Original Agreement was submitted to the court for preliminary approval. On October 11, 2006, the court denied approval of the Original Agreement on the grounds that the proposed settlement purported to settle claims on behalf of a settlement class that was broader than the class certified by the court on April 12, 2005 — namely, the inclusion of the Special Situations Fund class (see SSF discussion below) to the extent of their Section 10(b) claims. On November 20, 2006, the Company entered into a Second Amended Stipulation of Settlement (the “Amended Agreement”) with lead plaintiffs. The Amended Agreement was filed with the Court on November 20, 2006. Under the terms of the Amended Agreement, the class plaintiffs received $9 million ($1 million less than under the Original Agreement) in exchange for their release, with prejudice, of the Company and the individual defendants, of all claims arising out of, relating to, or in connection with the purchase on the open market of Quovadx common stock by the lead plaintiff or any class member during the class period, by all persons who are members of the Heller plaintiff class that the Court certified. In October 2006, $1 million was refunded to the Company from the funds the Company previously had paid into the settlement fund. Following preliminary approval of the settlement by the court on November 20, 2006, class members were afforded an opportunity to object to the terms of the Amended Agreement. No absent class member elected to file a timely objection to the Amended Agreement, nor did any class member elect to be excluded from the settlement. On February 23, 2007 the court granted final approval to the settlement as set forth in the Amended Agreement and judgment was entered by the court on February 26, 2007. The time for any appeal of the settlement will expire on March 28, 2007.

On March 22, 2004, a stockholder derivative action was filed in the District Court of Colorado, County of Arapahoe, entitled Marcoux v. Brown et al, against the members of the Board of Directors and certain former officers of Quovadx alleging breach of fiduciary duty and other violations of state law. The Company was named solely as a nominal defendant against which no recovery was sought. This complaint was based on similar facts and circumstances as alleged in the class action complaint discussed above, alleging that the defendants misrepresented Quovadx financial projections and that one of the defendants violated state laws relating to insider trading. The action sought damages in an unspecified amount against the individual defendants, disgorgement of improper profits and attorney’s fees, among other forms of relief. On or about April 21, 2004, a second, nearly identical stockholder derivative complaint, seeking the same relief, was filed in the United States District Court for the District of Colorado, entitled Thornton v. Brown, et al. On or about May 20, 2004, a third, nearly identical stockholder derivative complaint, seeking the same relief, was filed in the District Court of Colorado, County of Arapahoe, entitled Jaroslawicz v. Brown, et al. The three stockholder derivative actions were consolidated into a single consolidated action under In re Quovadx, Inc. Derivative Litigation. The parties to the action executed a stipulation of settlement, which the court approved on November 21, 2006. Under the terms of the settlement agreement, on November 27, 2006 the Company paid a settlement fee of $575,000 and subsequently implemented certain corporate governance changes, in exchange for a full release of the Company and all individual defendants, with prejudice, of all state law claims.

QUOVADX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On May 17, 2004, a purported class action complaint was filed in the United States District Court for the District of Colorado, entitled Henderson v. Quovadx, Inc. et al, Case No. 04-M-1006 (OES), against Quovadx, its former Chief Executive Officer, its former Chief Financial Officer and members of its Board of Directors. The complaint alleged violations of Sections 11 and 15 of the Securities Act, purportedly on behalf of all former stockholders of Rogue Wave Software, Inc. who acquired Quovadx common stock in connection with the Company’s exchange offer for all outstanding shares of Rogue Wave Software, which became effective December 19, 2003. The Securities Act claims are based upon similar theories and allegations as asserted in the Heller case described above. The court denied plaintiffs’ motion to consolidate this action under Section 11 of the Securities Act with the Heller case, which was brought under Section 10(b) of the Exchange Act. On July 14, 2004, the Company and outside director defendants filed an answer to the complaint, denying allegations of wrongdoing and asserting various affirmative defenses. On October 4, 2004, the Company’s former CEO and CFO filed an answer to the complaint, denying allegations of wrongdoing and asserting various affirmative defenses. On June 29, 2005, the court appointed Special Situations Fund III, L.P. and three other related funds (collectively, “SSF”) as lead plaintiffs. On July 26, 2005, SSF filed an amended complaint under the caption: Special Situations Fund III, L.P., et al. v. Quovadx, Inc., et al, Case No. 04-M-1006. The amended complaint asserts the same claims as those asserted in the original complaint and includes an additional allegation that the Infotech revenue was falsely recognized as part of a fraud to inflate Quovadx’ stock price for the Rogue Wave Software acquisition. On August 1, 2005, the court approved the appointment of SSF’s counsel as lead counsel and the Company and the individual defendants filed answers to the amended complaint, denying allegations of wrongdoing and asserting various affirmative defenses. On December 1, 2005, SSF filed a motion for partial summary judgment on the issue of liability under Section 11. Quovadx did not oppose that motion and conceded that its subsequently restated third quarter 2003 financial statements, which were incorporated by reference in the registration statement filed by the Company to register the issuance of Quovadx shares to former stockholders of Rogue Wave Software, established prima facie misstatement liability for the Company to the class members under Section 11. On December 23, 2005, SSF moved to dismiss without prejudice the individual defendants. On May 30, 2006, the court dismissed without prejudice the claims against the individual defendants, leaving the Company as the sole remaining defendant in the litigation. Although the Company had admitted liability with respect to affirmative misstatements in the registration statement, SSF filed a second motion for partial summary judgment on May 26, 2006, seeking a separate finding of liability against the Company for alleged material omissions from the registration statement. The Company opposed this second motion, in a response filed July 24, 2006. On June 29, 2006, a “Notice of Class Action Lawsuit, Dismissal of Individual Defendants and Request for Information to Class Members” was mailed to class members. The purpose of the request for information was to obtain from class members information that would assist the court in determining the proper amount of damages, if any, for which the Company may be liable. Pursuant to the court’s order, class members had until August 28, 2006, to respond to the request for information or to request exclusion from the class. No class member requested to be excluded from the class. On October 23, 2006, the Court held a hearing on SSF’s second motion for partial summary judgment. On November 15, 2006, the Court entered an order denying SSF’s motion.

Shortly thereafter, SSF’s counsel renewed settlement negotiations with the Company. On December 26, 2006, Quovadx reached a settlement agreement with lead plaintiffs and the parties executed a memorandum of understanding (“MOU”). As of December 31, 2006, the Company had accrued $7.8 million as a settlement expense. The comprehensive settlement agreement, in the form of a Stipulation of Settlement, was executed by the parties and filed with the court on January 26, 2007. Under the terms of the settlement, on January 16, 2007, Quovadx paid $7.8 million into a settlement fund created for the benefit of the class members in exchange for their release, with prejudice, of all claims that were or could have been asserted by SSF and the class members against the Company and the former individual defendants arising out of or relating to the acquisition of Quovadx common stock in connection with Quovadx’s December 2003 exchange offer. SSF’s attorneys’ fees and expenses, in amounts approved by the Court, as well as the cost of administering the settlement and providing notice to the class members, will be paid from the settlement fund. The settlement release excludes claims arising under Section 10(b) of the Exchange Act that are the subject of the Heller class action described above. The court granted preliminary approval

QUOVADX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to the settlement on February 8, 2007, and scheduled a fairness hearing for May 4, 2007, to consider whether to grant final approval to the class settlement. The settlement is subject to final approval by the Court, and the Company can terminate the agreement if more than a certain percentage of class members opt out of the settlement.

Absent class members will be afforded an opportunity to present their objections to the settlement in the trial court and on appeal. To date, no absent class member has filed an objection to the settlement, nor has any class member elected to be excluded from the settlement. If the Court does not approve the proposed class settlement, however, the parties would revert to their litigation positions as they existed immediately prior to the parties’ December 28, 2006 MOU and the Court would set the case for trial. The parties have not yet completed their experts’ discovery on issues regarding damages and causation. Also, SSF has filed motions seeking to reopen fact discovery and to take the depositions of the Company’s former CEO and former CFO. The Court has not yet resolved SSF’s motions. As a result, it is not yet possible for the Company to quantify the probable amount of damages the class members could recover in the Special Situations Fund case if the case were to be tried to a jury, given the inherent risks and unpredictability associated with a trial. Due to the nature of the Section 11 claims made in this lawsuit and the settlement with the insurance carriers in the Heller class action, we do not expect any insurance proceeds will be available for defense costs, settlement expenses, or judgment, if any, in this action.

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

The Company acquired its WebAccel product from CMI Corporate Marketing, d/b/a Compuflex International (“Compuflex”) in August, 2003. The current President of our Rogue Wave Software division is the sole stockholder of Compuflex. Through December 31, 2006, the Company paid Compuflex $0.5 million in royalty payments in accordance with the terms of the purchase agreement. For each of the next two years ending on September 30, 2007 and 2008, the Company will continue to be obligated to pay royalty fees to Compuflex equal to 20 percent of the revenue recognized during the preceding four fiscal quarters from sales of WebAccel software license fees. For the year ended December 31, 2006, there have been no sales of WebAccel and consequently no additional royalty payments have been made.

The individual, who until February 10, 2005, was the Corporate Secretary of the Company, is a partner of a law firm which performs legal services for the Company. The accompanying financial statements include expenses paid related to this law firm of $1.9 million and $2.8 million for the twelve months ended December 31, 2005 and 2004, respectively. At December 31, 2005 the outstanding payable balance to the law firm totaled $0.9 million.

In 2004 the Company sold technology and service contracts of Outlaw Technologies, Inc. for $245,000 to the former owner of Outlaw who was employee of Quovadx at the time but has since resigned.

A director of the Company was on the board of directors of Royal Health Care (“Royal”) in 2004, when the Company sold its minority equity investment in Royal for $3.1 million and sold the assets of the Albuquerque, New Mexico Data Center to Royal for $1.9 million. The Company has a service agreement with Royal to provide maintenance and service for certain of these assets.

QUOVADX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company’s operations consist of three operating divisions and a corporate unit; the Integration Solutions division (“ISD”), which offers private and public healthcare organizations interoperability solutions for clinical and financial integration, the CareScience division, which provides care management and analytical solutions to hospitals and health systems, and the Rogue Wave Software division, which provides reusable software components and services to professional developers for enterprise-class application development. The primary support functions provided by the corporate organization for the operating segments include general accounting, tax preparation and compliance, treasury, billing, collection, accounts payable, budgeting, legal support for contracting and compliance, human resources, public relations, marketing, facilities support and core IT infrastructure.

Segment information based on the three divisions for the years ended December 31, 2006, 2005 and 2004 is as follows:

December 31, 2006	ISD	CareScience	Rogue Wave	Corporate	Total

Revenue:
Software license	$8,393	$5,976	$16,539		$30,908
Professional services	5,125	6,544	983		12,652
Recurring services	26,110	2,955	11,495		40,560

Total revenue	39,628	15,475	29,017		84,120
Cost of revenue:
Software license	2,583	2,580	1,949		7,112
Professional services	3,749	2,605	1,123		7,477
Recurring services	15,157	3,137	973		19,267

Total cost of revenue	21,489	8,322	4,045		33,856

Gross profit	18,139	7,153	24,972		50,264
Operating expenses	13,397	7,261	16,202	27,460	64,320

Income(loss) from operations	$4,742	$(108)	$8,770	$(27,460)	(14,056)

Other income, net					986

Loss before income taxes					(13,070)
Income tax expense					56

Loss before cumulative effect of accounting change					(13,126)
Cumulative effect of accounting change					11

Net loss					$(13,115)

QUOVADX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2005	ISD	CareScience	Rogue Wave	Corporate	Total

Revenue:
Software license	$8,994	$5,354	$15,444		$29,792
Professional services	6,132	6,022	1,056		13,210
Recurring services	24,141	4,065	11,895		40,101

Total revenue	39,267	15,441	28,395		83,103
Cost of revenue:
Software license	4,876	2,719	1,713		9,308
Professional services	6,181	2,599	754		9,534
Recurring services	13,251	3,831	945		18,027

Total cost of revenue	24,308	9,149	3,412		36,869

Gross profit	14,959	6,292	24,983		46,234
Operating expenses	11,440	6,319	15,579	16,295	49,633

Income(loss) from operations	$3,519	$(27)	$9,404	$(16,295)	(3,399)

Other income, net					832

Loss before income taxes					(2,567)
Income tax expense					321

Net loss					$(2,888)

December 31, 2004	ISD	CareScience	Rogue Wave	Corporate	Total

Revenue:
Software license	$7,085	$5,136	$14,951		$27,172
Professional services	8,229	5,158	1,153		14,540
Recurring services	25,422	3,616	12,051		41,089

Total revenue	40,736	13,910	28,155		82,801
Cost of revenue:
Software license	6,887	2,747	2,872		12,506
Professional services	9,967	3,659	1,089		14,715
Recurring services	14,400	3,226	1,252		18,878
Asset impairment	7,195	—	—		7,195

Total cost of revenue	38,449	9,632	5,213		53,294

Gross profit	2,287	4,278	22,942		29,507
Operating expenses	14,908	5,527	15,235	20,860	56,530

Income(loss) from operations	$(12,621)	$(1,249)	$7,707	$(20,860)	(27,023)

Gain on sale of assets					1,535
Other income, net					355

Loss before income taxes					(25,133)
Income tax expense					133

Net loss from continuing operations					(25,266)

Income from and gain on discontinued operations					1,035

Net loss					$(24,231)

QUOVADX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Certain assets and related depreciation and amortization are included in the operating information provided to the chief operating decision maker. The following are the assets and related depreciation and amortization by segment for the years ending December 31, 2006, 2005 and 2004.

	ISD	CareScience	Rogue Wave	Total

December 31, 2006
Software, net	2,097	1,200	3,941	7,238
Other intangible assets, net	1,879	4,586	3,592	10,057
Goodwill	—	12,742	33,982	46,724
Depreciation	785	382	305	1,472
Capitalized software amortization	2,582	255	1,812	4,649
Intangible amortization	747	1,223	1,835	3,805
December 31, 2005
Software, net	4,089	511	2,809	7,409
Other intangible assets, net	2,626	5,810	5,426	13,862
Goodwill	—	12,742	33,982	46,724
Depreciation	1,265	536	337	2,138
Capitalized software amortization	3,703	186	1,543	5,432
Intangible amortization	793	1,224	1,833	3,850
December 31, 2004
Software, net	7,349	697	3,287	11,333
Other intangible assets, net	3,419	7,034	7,260	17,713
Goodwill	—	12,742	33,982	46,724
Depreciation	2,352	607	533	3,492
Capitalized software amortization	5,048	136	2,432	7,616
Intangible amortization	1,325	1,233	1,160	3,718

Revenue from our international operations for the years ended December 31, 2006, 2005, and 2004 was $12.3 million, $12.7 million, and $10.3 million, respectively. Long term assets of our international operations were $0.8 million and $0.7 million at December 31, 2006 and 2005, respectively.

10.	Quarterly Results (Unaudited)

This information has been derived from unaudited consolidated financial statements. The unaudited consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of this information. These unaudited quarterly results should be read in conjunction with the audited financial statements and notes thereto. Operating results are expected to vary significantly from quarter to quarter and are not necessarily

QUOVADX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

indicative of results for any future period. Data relating to the results of operations for each quarter of the years ended December 31, 2006 and 2005 follows (in thousands except per share amounts):

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006
	(In thousands except for per share amounts)

STATEMENT OF OPERATIONS
Total revenue	$20,377	$20,709	$20,419	$22,615
Cost and expenses:
Cost of revenue	8,755	8,567	8,218	8,316
Sales and marketing	4,817	5,433	4,891	6,568
General and administrative	7,966	4,416	1,396	4,241
Litigation settlements	3,575	—	2,300	4,500
Research and development	2,403	2,648	2,649	2,712
Amortization of acquired intangibles	963	956	943	943

Total costs and expenses	28,479	22,020	20,397	27,280

Income (loss) from operations	(8,102)	(1,311)	22	(4,665)
Other income, net	383	138	171	294

Net income (loss) before income taxes	(7,719)	(1,173)	193	(4,371)
Income tax (benefit) expense, net	58	137	202	(341)

Net loss before cumulative effect of accounting change	(7,777)	(1,310)	(9)	(4,030)
Cumulative effect of accounting change	11	—	—	—

Net loss	$(7,766)	$(1,310)	$(9)	$(4,030)

Net loss per common share-basic and diluted	$(0.19)	$(0.03)	$(0.00)	$(0.10)

QUOVADX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005
	(In thousands except for per share amounts)

STATEMENT OF OPERATIONS
Total revenue	$20,776	$20,499	$20,186	$21,642
Cost and expenses:
Cost of revenue	9,328	9,012	9,421	9,108
Sales and marketing	4,382	4,038	3,865	5,079
General and administrative	4,724	3,504	4,955	4,315
Research and development	2,971	3,137	2,691	2,122
Amortization of acquired intangibles	963	963	963	961

Total costs and expenses	22,368	20,654	21,895	21,585

Income (loss) from operations	(1,592)	(155)	(1,709)	57
Other income, net	156	145	114	417

Net income (loss) before income taxes	(1,436)	(10)	(1,595)	474
Income tax expense	73	80	103	65

Net income (loss)	$(1,509)	$(90)	$(1,698)	$409

Net Income (loss) per common share-basic and diluted	$(0.04)	$(0.00)	$(0.04)	$0.01

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the company’s financial reports and to other members of senior management and the board of directors.

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2006. This included an evaluation of disclosure controls and procedures applicable to the period covered by and existing through the filing of this annual report. Based on that review, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures as of December 31, 2006, were effective to provide reasonable assurance that information the Company is required to disclose in its reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported accurately.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring organizations of the Treadway Commission (“COSO”). Based on our evaluation under the COSO framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006. The Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, were effective to ensure that information required to be disclosed in this December 31, 2006 Form 10-K were accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by McGladrey & Pullen, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

During the year ending December 31, 2006, we made no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Quovadx, Inc.

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Quovadx, Inc. and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the December 31, 2006 consolidated financial statements of Quovadx, Inc. and our report dated March 9, 2007 expressed an unqualified opinion.

/s/ McGladrey & Pullen, LLP

Denver, Colorado
March 9, 2007

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to the information set forth under the headings entitled “Information About Nominees and Continuing Directors,” “Compensation of Directors,” “Section 16(a) Beneficial Ownership Compliance,” “Executive Officers,” “Board Committees,” “Corporate Governance,” and “Code of Ethics” in our Proxy Statement for the 2007 Annual Meeting of Stockholders (“2007 Proxy Statement”) to be filed with the Commission within 120 days after then end of the Company’s fiscal year ended December 31, 2006.

Item 11.	Executive Compensation.

The information required by this item incorporated by reference to the information set forth under the heading entitled “Executive Compensation” in our 2007 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the information set forth in the section entitled “Security Ownership of Certain Beneficial Holders and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” in our 2007 Proxy Statement.

Item 13.	Certain Relationships, Related Transactions and Director Independence.

The information required by this item is incorporated by reference to the information set forth in the section entitled “Certain Relationships and Related Transactions” in our 2007 Proxy Statement.

Item 14.	Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to the information under the heading “Audit and Related Fees” in our 2007 Proxy Statement

PART IV

Item 15.	Exhibits and Financial Statement Schedules

1.	Financial Statements: See “Financial Statements and Supplementary Data” in Part II, Item 8 of this Form 10K.

2.	Financial Statement Schedule: none

3.	Exhibits: This exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Englewood, State of Colorado, on this 9th day of March, 2007.

Quovadx, Inc.

By:	/s/ Harvey A. Wagner
Harvey A. Wagner
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Harvey A. Wagner Harvey A. Wagner	Director, and President and Chief Executive Officer (Principal Executive Officer)	March 9, 2007

/s/ Matthew T. Pullam Matthew T. Pullam	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 9, 2007

/s/ Juan C. Perez Juan C. Perez	Vice President and Controller (Principal Accounting Officer)	March 9, 2007

/s/ Jeffrey M. Krauss Jeffrey M. Krauss	Chairman of the Board	March 9, 2007

/s/ Fred L. Brown Fred L. Brown	Director	March 9, 2007

/s/ J. Andrew Cowherd J. Andrew Cowherd	Director	March 9, 2007

/s/ James B. Hoover James B. Hoover	Director	March 9, 2007

/s/ Charles J. Roesslein Charles J. Roesslein	Director	March 9, 2007

/s/ James A. Gilbert James A. Gilbert	Director	March 9, 2007

EXHIBIT INDEX

Exhibit
Number		Description of Document

3.1		Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended March 31, 2003, filed on May 13, 2003).
3.2		Bylaws of the Registrant (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-1 of the Registrant, filed on November 2, 1999, Registration No. 333-90165).
4.1		Specimen stock certificate representing shares of Common Stock of the Registrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of the Registrant, filed on October 16, 2001).
4.2		Preferred Stock Rights Agreement, dated as of July 24, 2000, between the Registrant and ChaseMellon Shareholder Services, L.L.C., as Rights Agent, including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively (incorporated by reference to Exhibit 1 to the Registration Statement on Form 8-A of the Registrant, filed on July 28, 2000).
10	.1*	Healthcare.com Corporation Nonqualified Stock Option Plan (incorporated by reference to Exhibit 4.2 to the Post-Effective Amendment No. 1 to Form S-4 on Form S-8 Registration Statement of the Registrant, filed on August 16, 2001, Registration No. 333-64282).
10	.2*	Rogue Wave Software, Inc. 1996 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 to the Post-Effective Amendment No. 1 to Form S-4 on Form S-8 Registration Statement of the Registrant, filed on January 8, 2004, Registration No. 333-110388).
10	.3*	Rogue Wave Software, Inc. 1997 Equity Incentive Plan (incorporated by reference to Exhibit 4.2 to the Post-Effective Amendment No. 1 to Form S-4 on Form on January 8, 2004, Registration No. 333-110388).
10	.4*	Asset Purchase Agreement, dated as of August 25, 2003, by and between CMI Corporate Marketing, Inc. (d/b/a Compuflex International) and the Registrant (incorporated by reference to Exhibit 10.14 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended March 31, 2004, filed on August 16, 2004).
10	.5*	Separation Agreement, dated as of August 1, 2005, by and between the Registrant and Melvin L. Keating (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K of the Registrant, filed on August 4, 2005).
10	.6*	Form of Lockup Agreement, dated as of September 30, 2005 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Registrant, filed on October 4, 2005).
10.7		Form of Indemnification Agreement entered into by the Registrant with each of its directors and executive officers (incorporated by reference to Exhibit 11.1 to the Annual Report on Form 10-K of the Registrant for the year ended December 31, 2001, filed on March 26, 2002).
10.8		Restated License Agreement, dated as of April 1, 1995, by and between the Trustees of the University of Pennsylvania and Care Management Science Corporation (filed under a confidential treatment request on March 14, 2000, as Exhibit 10.3 to the Registration Statement on Form S-1 of CareScience, Inc., Registration No. 333-32376 and incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K of the Registrant for the year ended December 31, 2003, filed on March 18, 2004).
10.9		License Agreement, dated as of July 30, 2001, by and between 3550 University City Science Center Associates as licensor and CareScience, Inc., as licensee, for the license to use a portion of a building for a data center (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K of the Registrant for the year ended December 31, 2003, filed on March 18, 2004).
10.10		Master Services Agreement, dated September 30, 2005, by and between the Registrant and VeriCenter, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Registrant, filed under a confidential treatment request on October 6, 2005).
10	.11*	Amended and Restated 1999 Director Option Plan effective July 1, 2006 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Registrant, filed on July 21, 2006).
10	.12*	Amended and Restated 1999 Employee Stock Purchase Plan effective July 1, 2006 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Registrant, filed on July 21, 2006).
10	.13*	Amended and Restated Quovadx, Inc. 2006 Equity Incentive Plan effective July 1, 2006 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of the Registrant, filed on July 21, 2006).

Exhibit
Number		Description of Document

10	.14*	Form of Stock Option Agreement for grants to Executive Officers under the Quovadx, Inc. 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Registrant, filed on June 22, 2006).
10	.15*	Form of Restricted Stock Award Agreement for grants to Executive Officers under the Quovadx, Inc. 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of the Registrant, filed on June 22, 2006).
10	.16*	Form of Stock Option Agreement for grants to Directors under the Quovadx, Inc. 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of the Registrant, filed on June 22, 2006).
10	.17*	Form of Restricted Stock Award Agreement for grants to Directors under the Quovadx, Inc. 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K of the Registrant, filed on June 22, 2006).
10	.18*	Employment Agreement, dated as of October 8, 2004, by and between the Registrant and Harvey A. Wagner (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of the Registrant, filed on October 12, 2004).
10	.19*	Amendment to Employment Agreement between the Company and Harvey A. Wagner, dated as of August 29, 2006 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Registrant, filed on August 31, 2006).
10	.20*	Employment Agreement, dated as of August 15, 2005, by and between the Registrant and Matthew T. Pullam (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K of the Registrant, filed on August 4, 2005).
10	.21*	Amendment to Employment Agreement between the Company and Matthew T. Pullam, dated as of August 29, 2006 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Registrant, filed on August 31, 2006).
10	.22*	Employment Agreement, dated as of March 24, 2005, by and between the Registrant and Afshin Cangarlu (incorporated by reference to Exhibit 10.27 to the Annual Report on Form 10-K of the Registrant for the year ended December 31, 2005, filed on March 8, 2006).
10	.23*	Amendment to Employment Agreement between the Company and Afshin Cangarlu, dated as of August 29, 2006 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of the Registrant, filed on August 31, 2006).
10	.24*	Employment Agreement, dated as of March 25, 2005, by and between the Registrant and Cory Isaacson (incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K of the Registrant for the year ended December 31, 2005, filed on March 8, 2006).
10	.25*	Amendment to Employment Agreement between the Company and Cory Isaacson, dated as of August 29, 2006 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of the Registrant, filed on August 31, 2006).
10	.26*	Employment Agreement, dated as of April 1, 2005, by and between the Registrant and Thomas Zajac (incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K of the Registrant for the year ended December 31, 2005, filed on March 8, 2006).
10	.27*	Amendment to Employment Agreement between the Company and Thomas Zajac, dated as of August 29, 2006 (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K of the Registrant, filed on August 31, 2006).
10	.28*	Employment Agreement, dated as of February 10, 2005, by and between the Registrant and Linda K. Wackwitz (incorporated by reference to Exhibit 10.30 to the Annual Report on Form 10-K of the Registrant for the year ended December 31, 2005, filed on March 8, 2006).
10	.29*	Amendment to Employment Agreement between the Company and Linda K. Wackwitz, dated as of August 29, 2006 (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K of the Registrant, filed on August 31, 2006).
10	.30*	Employment Agreement, dated as of September 12, 2005, by and between the Registrant and Karen M. Wilcox (incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K of the Registrant for the year ended December 31, 2005, filed on March 8, 2006).

Exhibit
Number		Description of Document

10	.31*	Amendment to Employment Agreement between the Company and Karen M. Wilcox, dated as of August 29, 2006 (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K of the Registrant, filed on August 31, 2006).
10	.32*	Executive Transaction Bonus Plan, effective as of August 31, 2006 (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K of the Registrant, filed on August 31, 2006).
10	.33*	Non-Executive Retention and Change in Control Plan, effective as of August 31, 2006 (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K of the Registrant, filed on August 31, 2006).
10	.34*	Quovadx, Inc Executive Management 2006 Annual Bonus Incentive Plan (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of the Registrant, filed on March 21, 2006).
10	.35*	Consulting Agreement dated September 5, 2006 between Quovadx, Inc. and Mark S. Rangell (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Registrant, filed on September 8, 2006).
10	.36**	Memorandum of Understanding, dated April 4, 2006, by and among representatives of the lead plaintiff, the Company and the individual defendants in Heller v. Quovadx et al. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended March 31, 2006, filed on May 1, 2006).
10.37		Second Amended Stipulation of Settlement in re Heller v. Quovadx, Inc., et al. dated November 20, 2006 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Registrant, filed on November 21, 2006).
10.38		First Amendment to License Agreement dated October 4, 2006, between The Children’s Hospital of Philadelphia, successor in interest to University City Center, and CareScience, Inc., a wholly owned subsidiary of Quovadx, Inc. (incorporated by reference to Exhibit 10.14 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended September 30, 2006, filed on October 31, 2006).
10	.39**	Master Services Agreement dated October 9, 2006, between Switch and Data Management Company L.L.C. and Quovadx, Inc. (incorporated by reference to Exhibit 10.15 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended September 30, 2006, filed on October 31, 2006).
10	.40**	Memorandum of Understanding, dated December 26, 2006, re Special Situation Fund III, L.P., et al. V. Quovadx, Inc., et al. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Registrant, filed on January 3, 2007).
10.41		Stipulation of Settlement in, re Special Situation Fund III, L.P., et al. V. Quovadx, Inc., et al dated January 26, 2007.
16.1		Letter from Ernst & Young LLP regarding change in certifying accounts (incorporated by reference to Exhibit 16.1 to the Current Report on Form 8-K of the Registrant, filed on April 3, 2006).
23.1		Consent of McGladrey & Pullen LLP Independent Registered Public Accounting Firm.
23.2		Consent of Ernst & Young LLP Independent Registered Public Accounting Firm.
31.1		Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2		Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
32	.1***	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(b) and Rule 15d-14(b), promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.
32	.2***	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(b) and Rule 15d-14(b), promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.

*	Identifies exhibit that consists of or includes a management contract or compensation plan or arrangement.

**	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

***	This certification is furnished to, but not filed, with the Commission. This certification shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Registrant specifically incorporates it by reference.