Form 10-K/A
period 2006-12-31
QUOVADX INC
filed 2007-04-27
CIK 1094561

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

☒	AMENDMENT NO. 1 TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-29273

Quovadx, Inc.

(Exact name of registrant as specified in its charter)

Delaware	85-0373486
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7600 E. Orchard Rd., Suite 300 S Greenwood Village, Colorado	80111
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(303) 488-2019

Securities registered pursuant to Section 12(g) of the Act:

None

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share Preferred Stock Purchase Rights	NASDAQ Global Market NASDAQ Global Market

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicated by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

Explanatory Note

This Amendment No. 1 to Form 10-K/A amends our previously filed Annual Report on Form 10-K for the year ended December 31, 2006 (the “Original Annual Report”) solely to incorporate the information omitted from Part III (Items 10 through 14) and to list and include as exhibits appropriate certifications by our Chief Executive Officer and Chief Financial Officer. Other than as set forth herein, the Registrant has not undertaken to update any information provided in the Original Annual Report.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following table and paragraphs provide, as of March 31, 2007, the name and age of each current director of Quovadx, the principal occupation of each during the past five years and the period during which each has served as a director of Quovadx. Information as to the stock ownership of each of our directors and all of our current executive officers as a group is provided below under “Security Ownership of Certain Beneficial Owners and Management.” There are no family relationships between any director or executive officer.

Name of Director	Age	Class and Year in Which Term Expires	Position with the Company
Fred L. Brown	66	Class I, 2009	Director
J. Andrew Cowherd	54	Class II, 2007	Director
James A. Gilbert	58	Class III, 2008	Director
James B. Hoover	52	Class II, 2007	Director
Jeffrey M. Krauss	50	Class III, 2008	Chairman of the Board of Directors
Charles J. Roesslein	58	Class I, 2009	Director
Harvey A. Wagner	66	Class III, 2008	Director, President and Chief Executive Officer

Fred L. Brown. Mr. Brown has been a director of Quovadx since December 1999 and is chairman of our nominating and corporate governance committee and a member of our audit committee and, through June 22, 2006, a member of our compensation committee. Mr. Brown also currently is chairman and a member of the Board of Commissioners of the Joint Commission on the Accreditation of Healthcare Organizations and immediate past chairman of the National Kidney Foundation. He currently serves as an advisor to management and as a visiting professor at George Washington University. Mr. Brown previously served as director of Curon Medical, Inc., a medical product company, from May 2000 to August 2003, director of America’s Doctor, a privately held company, until August 2003, and director of Wellinx, Inc., also a privately held company, until August 2003. He also previously served as vice chairman of BJC HealthCare, a comprehensive healthcare network featuring 14 acute care hospitals, seven long-term care facilities, 30,000 caregivers and physicians, and health plans covering more than 200,000 patients (“BJC”), from January 1999 to December 2000, during his tenure as chairman of the American Hospital Association. Mr. Brown served as the founding president and chief executive officer of BJC from June 1993 until December 1998.

J. Andrew Cowherd. Mr. Cowherd has been a director of Quovadx since March 1997 and he currently serves as a member of our compensation committee, our nominating and corporate governance committee and, through June 22, 2006, a member of our finance committee. He is currently a managing director of Peter J. Solomon Company, an investment banking firm. He is also currently a principal in 25-B Corp., a firm providing consulting services to venture capital firms and venture-backed companies. From July 1996 until August 2004, Mr. Cowherd was a managing member of the general partner of Atlantic Medical Capital, L.P., a private investment fund dedicated to making investments in healthcare companies. Since July 1996, Mr. Cowherd has been a member of Atlantic Medical Management, LLC, which was the management services company of Atlantic Medical Capital, L.P. until August 2004. In addition, Mr. Cowherd has been a director of two privately held companies: NotifyMD, Inc., a company providing communications services to physicians, from August 1997 until September 2004, and Nursefinders, Inc., a company providing healthcare staffing and home health care services, from January 1998 until August 2004.

James A. Gilbert. Mr. Gilbert has been a director of Quovadx since October 2001 and he currently serves as chairman of our finance committee, a member of our audit committee and, through June 22, 2006, a member of our nominating and corporate governance committee. He also currently is a managing partner of LiveOak Equity Partners, L.P., a venture capital fund focusing on the information technology and healthcare industries. Mr. Gilbert previously served on the board of directors, and as president and chief operating officer, of IMNET Systems, Inc., a provider of electronic information and document management systems to the healthcare industry, from September 1996 to November 1997. In addition, Mr. Gilbert served as a director of Simione Central Holdings, Inc., a provider of management information systems to the home healthcare community, for several years during the mid-to-late 1990s. Mr. Gilbert currently serves as a director of several privately held companies.

James B. Hoover. Mr. Hoover has been a director of Quovadx since June 1999 and he currently serves as a member of our nominating and corporate governance committee, and our finance committee, and, through June 22, 2006, a member of our compensation committee. He currently is the managing member of DCP I, L.L.C., which is the general partner of Dauphin Capital Partners I, L.P., a healthcare venture capital firm founded in June 1998. He also currently is a managing member of Dauphin Capital, LLC, which is the general partner of Dauphin Capital Partners, L.P., and a member of Dauphin Management, LLC, which is the management services company of Dauphin Capital Partners, L.P. and Dauphin Capital Partners I, L.P. In addition, Mr. Hoover currently serves on the board of trustees of Elizabethtown College, for which Dauphin Management, LLC is responsible for the management of the college’s endowment. He is a director of several privately held healthcare companies. From November 1992 until June 1998, Mr. Hoover was a general partner of Welsh, Carson, Anderson & Stowe, a private equity firm specializing in the acquisition of healthcare and information services businesses.

Jeffrey M. Krauss. Mr. Krauss has been chairman of our Board since March 1997 and he currently serves as chairman of our audit committee, a member of our compensation committee and, through June 22, 2006, a member of our finance committee. Mr. Krauss is a Certified Public Accountant. Since April 2000, he has been a managing member of Psilos Group Managers, LLC, a New York based venture capital firm, and a managing member of the general partner of Psilos Group Partners I, LP, Psilos Group Partners II, LP, Psilos Group Partners III, LP, and Psilos Group Partners II SBIC, LP, each a venture capital partnership. From May 1990 until March 2000, Mr. Krauss was a general partner of the general partner of Nazem & Company III, L.P. and Nazem & Company IV, L.P., both venture capital funds. During that time, he also was a general partner of the Transatlantic Fund, a joint venture between Nazem & Company and Banque Nationale de Paris of France. Mr. Krauss is currently a director of Tegal Corporation, a designer and manufacturer of plasma etch and deposition systems used in the production of integrated circuits, and he is a director of Valera Pharmaceuticals, a NASDAQ-traded specialty pharmaceutical corporation. He also serves as a director of several privately held companies.

Charles J. Roesslein. Mr. Roesslein has been a director of Quovadx since December 2002 and he currently serves as chairman of our compensation committee, a member of our audit committee and, through June 22, 2006, a member of our finance committee. He currently is a director of Atlantic Tele-Network, Inc., a telecommunication company. Mr. Roesslein has been a director of National Instruments Corporation, a global leader in virtual instrumentation software and hardware, since July 2000. He is a retired officer of SBC Communications. Mr. Roesslein previously served as chairman of the board of directors, president and chief executive officer of Prodigy Communications Corporation, an Internet service provider, from June 2000 to December 2000. He served as president and chief executive officer of SBC-CATV, a cable television service provider, from October 1999 until May 2000, and as president and chief executive officer of SBC Technology Resources, the applied research division of SBC Communications Inc., from August 1997 to October 1999. Mr. Roesslein currently serves as the CEO of Austin-Tele-Services Partners LP.

Harvey A. Wagner. Mr. Wagner has been a director of Quovadx since April 11, 2004 and our president and chief executive officer since October 7, 2004. Mr. Wagner served as our acting president and chief executive officer from May 1, 2004 to October 7, 2004. He currently is a member of the board of directors, chairman of the audit committee, and of the governance and nominations committee of CREE, Inc., a NASDAQ-traded company, and is the chairman of the audit committee and a member of the governance committee of FormFactor, Inc., a NASDAQ-traded company. Mr. Wagner served as executive vice president and chief financial officer of Mirant Corporation from January 2003 to April 2004. Prior to joining Mirant, Mr. Wagner was executive vice president of finance, secretary, treasurer, and chief financial officer at Optio Software, Inc. from February 2002 to December 2002. From May 2001 to January 2002, Mr. Wagner performed independent consulting services for various corporations. He was chief financial officer and chief operating officer for PaySys International, Inc. from December 1999 to April 2001. He served as executive vice president of finance and administration, and chief financial officer for Premiere Technologies, Inc. from April 1998 to September 1999. Prior to joining Premiere Technologies, Mr. Wagner served as senior vice president of finance, chief financial officer and treasurer of Scientific-Atlantic, Inc. from 1994 to 1998.

Executive Officers and Certain Significant Employees

The following table and paragraphs provide, as of March 31, 2007, information about each of our executive officers and certain significant employees. There are no family relationships among any of our directors or executive officers. The following individuals, who were executive officers during all or part of 2006, are no longer with the Company: Mark S. Rangell, former Executive Vice President of Marketing and Corporate Services, who resigned effective September 1, 2006, and Thomas H. Zajac, former Executive Vice President and President of CareScience Division, who resigned effective March 30, 2007.

Name of Officer	Age	Position with the Company
Harvey A. Wagner	66	President and Chief Executive Officer
Afshin Cangarlu	40	Executive Vice President and President of Integration Solutions Division
Cory Isaacson	51	Executive Vice President and President of Rogue Wave Software Division
Matthew T. Pullam	41	Executive Vice President, Chief Financial Officer and Treasurer
Linda K. Wackwitz	56	Executive Vice President, Chief Legal Officer and Secretary
Karen Wilcox	53	Vice President of Human Resources
Juan Perez	40	Vice President, Controller, Principal Accounting Officer

The following sets forth the business experience of each of our executive officers and identified significant employees over the last five years. Mr. Wagner’s business experience is presented above under “Directors.”

Afshin Cangarlu. Mr. Cangarlu has been our executive vice president since August 2001 and the president of our Integration Solutions division since February 2004. He served as our interim president from April 11, 2004 to May 1, 2004 and as our chief operating officer from December 2001 to February 2004. From May 2000 to August 2001, Mr. Cangarlu was senior vice president and general manager for the West Region consulting practice of Quovadx. From October 1995 to April 2000, Mr. Cangarlu was the CIO and director of application development of DreamWorks SKG Information Technology organization, where he was tasked to design and implement business applications supporting all divisions of the company.

Cory Isaacson. Mr. Isaacson has been our executive vice president and president of our Rogue Wave Software division since February 2004. From August 2003 to February 2004, Mr. Isaacson was vice president of product management of Quovadx. From June 1986 to August 2003, Mr. Isaacson was the founder and president of CMI Corporate Marketing, Inc. (d/b/a CompuFlex International), a developer of the WebAccel software, a leading application development framework for IBM WebSphere platform, offering the fastest method for bringing business applications to the Web, which technology was acquired by Quovadx in August 2003. He served as an executive manager of Garg Data, Inc. from April 1996 to August 1999 and of Capita Technologies, Inc. from August 1999 to February 2001.

Matthew T. Pullam. Mr. Pullam has been our executive vice president, chief financial officer and treasurer since August 2005. From July 2001 to August 2005 Mr. Pullam served as vice president of finance at Intrado Inc., a publicly held global provider of integrated data and telecommunications solutions. From March to September 2000 Mr. Pullam served as chief financial officer of Centrimed Inc., a start-up application service provider serving hospitals, vendors and group purchasing organizations, which was acquired by Global Healthcare Exchange, Inc. in September 2000. From March 1995 to July 2001 Mr. Pullam held a number of senior corporate and operational finance positions with Corporate Express and has also previously held auditing positions with AT&T Broadband, Pace Membership Warehouse and the County of Los Angeles. Mr. Pullam earned his B.A. degree in business administration from California State University, Fullerton and is a licensed CPA (inactive status) in the state of Colorado.

Linda K. Wackwitz. Ms. Wackwitz has been our executive vice president and chief legal officer since December 2001 and secretary since February 2005, prior to that time she was our assistant secretary. Prior to joining us, she was a partner from December 1999 until November 2001, and special counsel from November 1997 to December 1999, in the commercial law and securities group of Holme Roberts & Owen LLP’s Boulder and Denver offices where her principal clients were rapidly growing technology companies. Ms. Wackwitz is a member of the Colorado Bar Association and a member and past director of the national board of the Society of Corporate Secretaries and Governance Professionals.

Karen Wilcox. Ms. Wilcox has been our vice president of human resources since September 2005. From January 2000 to January 2004 Ms. Wilcox served as vice president of human resources of ProLogis, a publicly held provider of distribution facilities and services with operations in North America, Europe and Asia. From January 1997 to December 1999 Ms. Wilcox served as ProLogis’ director of human resources. While there she planned, implemented and directed human resource strategies helping the company grow from 250 to over 700 global employees. Prior to joining ProLogis, Ms. Wilcox served as human resources site manager for Providian Financial Corporation and manager of human resources for PricewaterhouseCoopers and Deloitte & Touche LLP. Ms. Wilcox earned her B.A. degree from the University of Colorado and is a member of the Society for Human Resource Management and the Colorado Human Resources Association.

Juan C. Perez. Mr. Perez has been our vice president, controller and principal accounting officer, since January 2005, previously from October 2000 he was our Director of Accounting. Prior to joining the company in October 2000, Mr. Perez has managed external reporting functions with several public companies including Qwest, Inc. and Coors Ceramics Company. Mr. Perez started his career with Price Waterhouse in their high technology group. He received his B.A. in Accounting from the University of Colorado at Boulder and is a licensed CPA in the State of Colorado.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and designated officers to file reports of ownership and changes in ownership of the Company’s equity securities with the Securities and Exchange Commission. Based solely on our review of the copies of such forms that we have received and on written representations from reporting persons, we believe that during the fiscal year ended December 31, 2006, all reporting persons complied with all applicable filing requirements.

Corporate Governance, Code of Ethics

Quovadx is committed to maintaining sound corporate governance practices. These practices are essential to running our business efficiently and to maintaining our integrity in the marketplace. The board is responsible for providing effective governance oversight over the Company’s affairs. The Company’s government practices are designed to promote honesty and integrity throughout the Company.

The current charters of the audit committee, compensation committee and nominating and corporate governance committee, as well as our Code of Business Conduct and Ethics (“Code of Conduct”) and our Code of Ethics for Senior Financial Officers (“Financial Code”) are available on our website at www.Quovadx.com under the “Corporate Governance” tab in the “Investors” section. Our stockholders may obtain printed copies of these documents free of charge by writing to Quovadx, Inc, Rebecca Winning, Vice President of Investor Relations, 7600 E. Orchard Rd, Suite 300-S, Greenwood Village, CO 80111. Our general Code of Conduct applies to all employees, consultants, executive officers, and directors of Quovadx; our Financial Code applies to our chief executive officer, chief financial officer, principal accounting officer, controller, or any individual who routinely performs these functions. We intend to post amendments to or waivers from the codes (to the extent applicable to our chief executive officer, principal financial officer or principal accounting officer) on our website.

Director Nominations

Our Bylaws permit stockholders to nominate directors for election at an annual meeting of stockholders. To nominate a director, the stockholder must provide the information required by our Bylaws, as well as a statement by the individual consenting to being named as a nominee and serving as a director if elected. In addition, the stockholder must give timely notice to the Corporate Secretary of Quovadx in accordance with the provisions of our Bylaws, which, in general, require that the notice be received by the Corporate Secretary of Quovadx within the time period described below under “Stockholder Proposals.” Stockholders may also recommend a director candidate for consideration by our nominating and corporate governance committee (as opposed to making a formal nomination of such candidate), as described above under “Nominating and Corporate Governance Committee.”

No changes have been made to the procedures disclosed in our Proxy Statement filed May 1, 2006, by which security holders may recommend nominees to our board of directors.

Board Committees

The Board currently has four standing committees: the audit committee, the compensation committee, the finance committee, and the nominating and corporate governance committee, with the following membership:

Audit	Compensation	Finance	Nominating and Corporate Governance
Jeffrey M. Krauss(*)	Charles J. Roesslein(*)	James A. Gilbert(*)	Fred L. Brown(*)
Fred L. Brown	J. Andrew Cowherd	James B. Hoover	J. Andrew Cowherd
James A. Gilbert	Jeffrey M. Krauss	Jeffrey M. Krauss(1)	James B. Hoover
Charles J. Roesslein		Harvey Wagner

(*)	Chairman
(1)	Mr. Krauss was appointed to this committee in August 2006 in connection with the strategic process.

Audit Committee. The audit committee oversees the accounting and financial reporting processes of Quovadx and reports the financial results to the Board. This committee assists the Board in fulfilling its responsibilities for compliance with legal and regulatory requirements. This committee has responsibility for oversight of the integrity of financial statements, selection and engagement of the independent registered public accounting firm and their qualifications, independence and performance, and internal accounting and financial controls and reporting practices. This committee has the authority to obtain advice and assistance from, and receive appropriate funding from Quovadx for, outside legal, accounting or other advisors as the audit committee deems necessary to carry out its duties. This committee has adopted a Code of Ethics for Senior Financial Officers and established policies and guidelines for the pre-approval of all audit and non-audit services provided by the independent auditors. Further, the audit committee has established procedures for the receipt, retention and treatment, on a confidential basis, of complaints received by the Company, which are described under “Stockholders Communications with the Board” below. The audit committee also has adopted a policy regarding related party transactions described below under “Item 13 –Transactions With Related Persons.”

The Board has determined that Messrs. Krauss and Roesslein each qualifies as an “audit committee financial expert” as defined in the rules and regulations of the Securities and Exchange Commission and that all members of the audit committee are independent directors based upon the listing standards applicable to NASDAQ Global Market issuers.

Compensation Committee. The compensation committee, which is comprised of independent directors, reviews and approves the compensation paid to our executive officers and recommends to the Board the compensation paid to our Chief Executive Officer. This committee also provides general oversight of our compensation structure; and retains and approves the terms of the retention of any compensation consultants and other compensation experts. This committee also has the authority to make grants under our equity compensation plans and has all responsibility for the Company’s 401(k) Plan, except the responsibility for plan funding of Company contribution or the election of profit sharing Company contributions, which exceptions are the responsibility of the Board.

Finance Committee. The finance committee assists the Board in overseeing the financial affairs of the Company and in reviewing and making recommendations to the Board about the financial affairs and policies of the Company. The finance committee has played a key role in the strategic evaluation process the Company announced in August 2006.

Nominating and Corporate Governance Committee. The nominating and corporate governance committee, which is comprised of independent directors, assists the Board in ensuring that it is properly constituted and conducts itself appropriately in carrying out its duties and meeting its fiduciary obligations, and that the Company has, and follows, appropriate corporate governance standards. This committee is responsible for developing and recommending to the Board the governance principles applicable to Quovadx; overseeing and coordinating the evaluation of the Board and each Board committee performance; recommending to the Board director nominees for each committee; reviewing on an annual basis compensation for the directors serving on the Board and its committees; and assisting the Board in identifying prospective director nominees and determining the director nominees for election at annual meetings of stockholders of Quovadx.

ITEM 11.	EXECUTIVE COMPENSATION

The Compensation Committee Report

The compensation committee reviewed and discussed the following compensation discussion and analysis with members of senior management and, based on its review, the compensation committee recommended to the board of directors of the Company that the compensation discussion and analysis be included in this Form 10-K/A as filed with the Securities and Exchange Commission.

THE COMPENSATION COMMITTEE:

Charles J. Roesslein (Chairman)
J. Andrew Cowherd
Jeffrey M. Krauss

Compensation Discussion and Analysis

The following discussion and analysis provides information regarding the compensation program in place for our chief executive officer, chief financial officer and our three other executive officers (the “Named Executives”) for 2006. This Compensation Discussion and Analysis will help you understand the overall objectives of our executive compensation program, each element of our executive compensation program, and the policies underlying our 2006 compensation program for the Named Executives. This discussion contains forward looking statements that are based on our current plans, considerations, expectations and determination regarding future compensation programs. Actual compensation programs that we adopt may differ materially from currently planned programs as summarized in this discussion.

Introduction

Quovadx’s performance in 2006 met some of the expectations of management and the Board of Directors (the “Board”) and did not meet others. Shareholders experienced a total return of 17% in 2006, reflecting an increase in share price from $2.41 at year end 2005 to a closing price of $2.82 at year end 2006. The Company reported revenue of $84.1 million for 2006, an increase of $1.0 million, or 1%, from $83.1 million in 2005. The Company’s reported net loss in 2006 was $13.1 million, versus 2005’s reported net loss of $2.9 million. The 2006 net loss of $13.1 million included $10.4 million in legal settlement expenses to resolve shareholder lawsuits and an additional $1.1 million in expenses to support the strategic alternatives review process. Excluding these two large expense items of $11.5 million, the adjusted net loss for purposes of calculating performance measurements under the terms of the executive bonus plan (which we refer to in this discussion as the pro forma net loss) for 2006 was $1.6 million, which represents a decrease of $1.3 million, or 45% from the $2.9 million net loss in 2005.

The Company’s 2006 revenue performance of $84.1 million represented only 91% achievement of the $92.3 million target. The $1.6 million pro forma net loss represented an overachievement of 169% compared to the targeted net loss of $5.4 million for 2006. The 2006 executive bonus plan was designed with both revenue and net loss components, with payouts determined separately upon relative achievement of each of the two components. Consequently, there was only a partial bonus payment for the below target revenue achievement in 2006, but there was an overachievement of the net loss bonus target, resulting in a higher than targeted bonus payout. Despite the overachievement for the net loss target, however, the revenue shortfall resulted in an overall bonus payment to executives below target levels, as described below. Additionally, selective salary increases were made to maintain base salaries at “competitive market” (as discussed below) median levels.

On August 31, 2006, the Company announced that it was analyzing strategic alternatives to enhance shareholder value. Among the alternatives under consideration would be transactions that could result in a change in control of the Company. In connection with that announcement, the Company, with the assistance of James F. Reda & Associates, conducted a comprehensive review of all compensation plans and policies and submitted recommendations to the Compensation Committee. The Compensation Committee, in turn, together with its independent compensation consultants, Pearl Meyer & Partners, conducted its own analysis, evaluated management’s recommendations and, based on it’s consultant’s advice and benchmarking analyses, amended the executive employment agreements to clarify certain change in control provisions, adopted a transaction bonus plan for certain executives, and adopted a retention plan for those employees who would be key to the success of the process and any outcomes. These plans are further discussed below as they apply to the Named Executives. Management retained the services of, , to provide benchmarking and other advice in connection with the benefits analysis.

Corporate Governance/Compensation Committee

The Quovadx Inc. compensation committee (the “committee”) provides general oversight of our executive compensation structure and reviews the Company’s use of various elements of compensation, including annual base salaries, annual incentive bonuses (including specific goals amounts), equity compensation, employment agreements, severance arrangements and change in control agreements/provisions, as well as any other benefits, compensation or arrangements. The committee acts pursuant to a charter that has been approved by our Board, which can be found on our website.

The committee, which is comprised solely of independent directors – Messrs Cowherd, Krauss and Roesslein – reviews and approves the compensation paid to our Named Executives and recommends to the Board the compensation paid to our chief executive officer, Harvey A. Wagner. For executive officers other than himself, Mr. Wagner makes recommendations to the committee regarding salary and target bonus levels, and provides his assessment of the executives’ individual performance. However, final decisions regarding the compensation package for each of the Named Executives is determined by the committee in its sole discretion.

In discharging its duties under the charter, the committee has the authority to retain, and approve the terms of the retention of, compensation consultants and other compensation experts. Since 2003, the compensation committee has used the services of Pearl Meyer & Partners, an independent consulting firm, to assist the committee in its structuring and review of compensation plans for its executive officers. In addition, in the third quarter of 2006, Pearl Meyer & Partners also advised the committee in its deliberations of retention, severance and change-in-control arrangements and transaction bonus programs. The committee retains Pearl Meyer & Partners directly, approves its fees, and retains the right to terminate the consulting relationship at its sole discretion. Pearl Meyer & Partners also interacts with Company management when necessary and appropriate, including the Chief Executive Officer, the Vice President of Human Resources and Chief Legal Officer.

Objectives of Compensation Program/Compensation Policies

The Company believes that the compensation provided to its executives should be commensurate and aligned with the performance of the Company and long-term shareholder value. The primary principle guiding executive compensation at Quovadx is to reward executives for delivering superior performance with a total compensation opportunity between the 50th and 75th percentile of Peer Group companies. The extent to which each executive reaches this level of compensation will vary based on company performance, individual performance and experience.

In order to implement this philosophy, Quovadx utilizes both quantitative and qualitative measures of performance. Our compensation plans are primarily designed to link rewards with performance against objective, quantitative factors. In 2005 and 2006, these factors included revenue, targeted net loss, divisional financial performance goals and, for each Named Executive except the CEO, achievement against individual performance objectives that were established at the beginning of the year. We have determined these measures to be critical to the success and growth of the Company.

To ensure a balanced approach against these objective measures, subjective factors such as leadership, decision-making, tenure and institutional knowledge are also considered when evaluating how our compensation opportunities align within the framework of our compensation philosophy.

The specific objectives of our compensation plans are to:

•

Provide overall levels of compensation that are competitive in order to attract and motivate highly qualified, experienced executives to continue to enhance the interests of the Company and build long-term shareholder value;

•	Retain the services of our executives so long as the interests of the Company are being satisfied and the compensation being paid is commensurate with the value being delivered by the executive;

•	Provide annual and long-term incentives that emphasize performance-based compensation, contingent upon achieving company financial goals and individual performance goals;

•	Create a shareholder-value oriented culture through our executive compensation programs by having a meaningful portion of compensation comprised of equity-based incentives; and

•

Reward our executives, as outlined above, for their individual contributions to the success of the Company and to the shareholder value that they help create, measured by total shareholder returns as well as the strength of the Company from other perspectives, such as revenue growth, new product development and penetration of existing markets with existing products.

Elements of Compensation Program

Quovadx utilizes four main components of compensation:

•	Base Salary – fixed pay that takes into account an individual’s role and responsibilities, experience, expertise and individual performance;

•	Annual Incentive/Bonus – variable pay that is designed to reward attainment of annual business goals, with target award opportunities generally expressed as a percentage of base salary;

•	Long-Term Incentives – stock-based awards including Stock Options and Restricted Stock; and

•	Change-in-Control Incentives – compensation triggered by loss of employment in connection with a change-in-control event, designed to keep our executives focused on the shareholders’ best interests.

Our executives are also entitled to participate in benefits generally made available to all other salaried employees, including participation in our medical, dental and vision insurance, life and disability insurance, employee stock purchase plan and 401(k) (including matching contribution) plan on an equal basis with all other employees. The employee stock purchase plan allows eligible employees to purchase from the Company shares of its common stock at a 10% discount to the market price during the successive six-month offering periods under the plan.

As a general matter, the Company does not provide executive perquisites, nor do our executives participate in any company sponsored pension plan or nonqualified deferred compensation plan. However, in certain instances, the Company may pay for costs associated with relocation for our executive officers or other costs, if it is deemed necessary, to recruit and retain an effective management team. Specifically, in 2006, our Chief Executive Officer received $6,500 per month for expenses incurred in maintaining a residence near the Company’s Colorado headquarters. This payment was originally designed to compensate the CEO for temporary living expenses until a decision was made on the permanent location of the Company’s headquarters. When the decision was made in 2005 to keep the Company’s headquarters in Denver, rather than reimburse relocation expenses, the living expense allowance was maintained for the length of the CEO’s employment with the Company.

In addition, each of our Named Executives is party to an employment agreement that provides certain protection to such individuals in the event that their employment is terminated or otherwise put at risk due to termination of their employment without cause or a change in control of the Company. Moreover, each of our Named Executives is eligible to participate in the transaction bonus plan adopted in August of 2006 in connection with the launch of our strategic initiative. The employment agreements and transaction bonus plan are discussed in the “Potential Payment Upon Termination or Change in Control” section, below. The transaction bonus plan was put into effect to retain key members of the executive management team at a time of uncertainty of the future direction of the company and to motivate them to achieve the highest value for the shareowners.

Base Salary. Base salaries are set with regard to the level of the position within the Company and the individual’s current and sustained performance results, as well as the process used to achieve such results. The base salary levels and increases or decreases, if any, to those levels for each executive are reviewed each year by the committee; adjustments may be based on factors such as new roles and/or responsibilities assumed by the executive, the executive’s contribution to company growth, industry experience, results from our Peer Group analysis (discussed below), changes in the marketplace, and retention risks. However, there is no specific weighting applied to any one factor in setting the level of salary, and the process ultimately relies on the subjective exercise of the committee’s judgment.

Base salaries are generally targeted between the 50th percentile and 75th percentile of our Peer Group, as the Company believes that base salary is the key compensation-related reference point for individuals considering an employment change. Thus, the committee strongly believes that the Company must offer base salaries competitive with the companies in our Peer Group. Base salaries may fall out of that range, however, if, in the discretion of the committee, factors such as historical compensation, potential as a key contributor or special recruiting situations warrant such deviation. In 2006, base salaries were 112% of the Peer Group median and 101% of the 75th percentile.

In 2006, the following increases were made to base salaries of named executives: Mr. Pullam’s salary was increased $27,000 in August 2006 to $255,000, to reflect the addition of responsibility for management of the information services and corporate services groups upon the resignation of our former EVP of marketing and corporate services; Mr. Zajac’s salary was increased by $18,250 in April 2006 to $250,000 consistent with the benchmarking analysis.

Short Term Incentive. The annual incentive award program provides executive officers an opportunity to receive cash incentive awards contingent on the Company’s financial performance and, for all executives except the CEO, the individual performance of each participant in the program. It focuses on providing rewards for short-term financial and individual performance. In keeping with the Company’s compensation philosophy for annual cash compensation, target annual incentive opportunities are set at levels consistent with the median level of the Peer Group, although actual levels may fall outside this range based on special circumstances.

Each year under the program, the committee works with management to establish performance levels for the Company’s budgeted financial objectives usually set out in management’s annual operating plan, and reviews and approves the individual performance criteria for the executive officers. Generally, the amount of the actual payout under the annual executive bonus plan is determined with respect to achievement of revenue growth, net income or net loss, and division performance against a pre-established budget set by the committee and approved by the Board. The budgeted goals under this plan are generally set aggressively to ensure an appropriate degree of challenge consistent with the Company’s emphasis on superior performance.

The goals under the annual executive bonus plan are established at three separate levels – threshold, target and maximum levels. In 2006, the target net income/loss component had to be achieved to qualify for any bonus consideration and, if not exceeded, executives would not be entitled to any awards under the plan. Executives had established measurement criteria based on the 2006 overall performance of the Company and, except in the case of the CEO, on individual performance, as follows:

President & CEO	Paid at 100% on Total Company Financial Performance:
• Fiscal Year targeted Revenue, and will carry a weight factor for payment of 40% of the total Company Performance payment
• Fiscal Year targeted Net Income/Loss will carry a weight factor for payment of 60% of the total Company Performance payment

Division Presidents CFO

Paid 25% on Individual Performance, and 75% on Total Company Performance:

•        Fiscal Year targeted Revenue, and will carry a weight factor for payment of 40% of the total Company Performance payment

•        Fiscal Year targeted Net Income/Loss will carry a weight factor for payment of 60% of the total Company Performance payment.

Other EVP, VP Human Resources

Paid 33 1/3% on Individual Performance, and 66 2/3% on Total Company Performance:

•        Fiscal Year targeted Revenue, and will carry a weight factor for payment of 40% of the total Company Performance payment

•        Fiscal Year targeted Net Income/Loss will carry a weight factor for payment of 60% of the total Company Performance payment.

Consistent with our philosophy of emphasizing long-term results, annual bonus awards are capped at 150% of target. Bonus payments are calculated by the formula listed below (and interpolated for achievement levels between the points listed):

Net Income/Loss Plan Achievement	Bonus Calculation
100%	75%
110%	100%
129%	125%
147%	150%

Revenue Plan Achievement	Bonus Calculation
90%	5%
95%	30%
100%	75%
103%	100%
106%	125%
108%	150%

The table below shows the named executives’ aggregate award opportunities in 2006 expressed as a percentage of Base Salary. Under the 2006 plan, target payout was 50% for the CEO, all tied to the Company’s performance; target payout for the other named executives is 40% and 10% of that is related to individual performance, which does not have an overachievement potential.

Named Executive	Threshold Payout (as % of salary)	Target Payout (as % of salary)	Maximum Payout (as % of salary)
Harvey A. Wagner	24%(1)	50%	75%
Matthew T. Pullam	14%(2)	40%	55%
Afshin Cangarlu	14%(2)	40%	55%
Cory Issacson	14%(2)	40%	55%
Thomas Zajac	14%(2)	40%	55%

(1)	This is based on achievement at the 100% level of the target net income/loss component yielding 22.5% of salary and achievement at the 90% level of the target revenue component yielding 1% of salary.
(2)	This is based on achievement at the 100% level of the target net income/loss component yielding 13.5% of salary and achievement at the 90% level of the target revenue component yielding 0.6% of salary; it also assumes no payment of the individual performance component.

The committee also has the discretion to increase, or decrease payouts under this annual plan based on factors such as over or under achievement, but did not do so with respect to the bonuses payable pursuant to the plan.

Bonuses are paid in the first quarter of each year, typically within 75 days after the end of the plan year, for the prior year’s performance once the committee has had the opportunity to assess individual performance goals and Company performance as a whole.

The Company’s 2006 revenue performance of $84.1 million represented 91% achievement of the $92.3 million target. The $1.6 million pro forma net loss represented an overachievement of 169% compared to the targeted net loss of $5.4 million for 2006, but the payout was capped at 150% for this component. Based on these 2006 performance measures, the following total bonuses were paid on March 3, 2007:

Named Executive	Payout (as % of salary)	Payout
Harvey A. Wagner	47.0%	$197,400
Matthew T. Pullam	38.2%	$89,675
Afshin Cangarlu	34.7%	$98,895
Cory Isaacson	34.7%	$86,759
Thomas Zajac	33.2%	$81,001

Long Term Incentive. The Company believes that executive compensation should be linked not only to our short-term results, but also to long-term results and the creation of shareholder value. To achieve this, the Company maintains an equity-based long-term incentive program to align the long-term interests of executives with those of shareholders. Under the Company’s 2006 Equity Incentive Plan (the “2006 Plan”)( approved by shareholders in June of 2006, which amended and merged the two prior plans – the 1997 Stock Plan and the 2000 Non-statutory Stock Option Plan), Named Executives may be granted a variety of different forms of equity awards. Since 2005, the Company has granted awards under the 2006 Plan (or its predecessor) in the form of a mix of stock options, time-based restricted shares and, for select executives, performance-based restricted shares. These types of awards serve to balance the short-term focus of the annual incentive program.

Our compensation philosophy places greater emphasis on long term incentives than other pieces of each executive’s compensation package, which is consistent with our goal of providing superior long-term shareholder value. Target levels for the long-term component of compensation are generally set between the median and 75th percentiles of the Peer Group (depending on the executive’s impact, experience and expertise) based on meeting aggressive performance goals.

Annual grants are determined with reference to target levels by salary band, which may be adjusted based on the executive’s experience, expertise and internal relationships within the executive group. However, the Company seeks to limit overall equity grants made each year to approximately one percent of the shares outstanding. In 2006, this policy limited the number of shares available for long-term incentives so that the value of these grants was significantly less than the normal target levels. This is due to the stock price being at lower than desired levels. The value of the awards was consequently approximately one-third of competitive median levels.

A special 15,000 share grant was made to Mr. Wagner in August 2006 for the purpose of ensuring his continued leadership for an additional year, during which the Company planned to examine several strategic alternatives to increase shareholder value. The Company believed that any disruption in the CEO position at this critical juncture would be extremely detrimental to the Company and its shareholders.

Stock Options. The committee believes that including a stock option component will improve alignment of executive compensation with the interests of shareholders with respect to stock-price appreciation. Our decision to include a price appreciation vehicle, stock options, in the pay mix is based on the Company’s long-term strategy, which emphasizes value creation. We believe that stock options are appropriate for those executives whose decisions and vision will have a lasting and significant impact on stock price appreciation.

For 2006 grants, the percentage of the value of the long-term incentive award for each Named Executive that was in the form of stock options is shown below in the table entitled “Pay Mix for Named Executives.” The stock options were granted with an exercise price equal to the closing price on the date of grant vest and over four years as follows: 25% after one year, and 1/48th each month thereafter.

Restricted Stock. Restricted stock is a grant of common shares with restricted ownership rights that typically lapse with the passage of time, vesting ratably over a four-year period 25% per year, with the shares delivered to executives upon vesting and the payment of withholding tax. In selected cases, performance-based vesting criteria have been applied to the restricted stock awards. Performance-based criteria were applied to 2005 restricted stock awards to the three division presidents to tie their efforts to the Company’s long term success during a period of restructuring and refocus in the aftermath of the 2004 revenue restatements and management change. No performance-based restricted stock awards were made in 2006. Unless provided otherwise in an agreement, unvested restricted stock is forfeited when an executive’s service with the Company is terminated. The Company believes that restricted stock provides a significant link with the Company’s share price, and also assists with retention of superior executive talent in critical positions.

For 2006 grants, the percentage of the value of the long-term incentive award for each Named Executive that was in the form of restricted stock is shown below in the table entitled “Pay Mix for Named Executives.” The retention goal inherent in the restricted stock element is reinforced by a vesting schedule with respect to each named executive officer that began on the March 10, 2006 date of award and vests in 1/4 increments on each anniversary.

Pay Mix, Levels and Benchmarking

Pay Mix. We utilize the particular elements of compensation described above because we believe that it provides a well-proportioned mix of security-oriented compensation, retention value and at-risk compensation which produces short-term and long-term performance incentives and rewards. By following this portfolio approach, we provide the executive a measure of security in the minimum level of compensation he is eligible to receive, while motivating the executive to focus on the business metrics that will produce a high level of performance for the Company and long-term wealth creation for the executive, as well as reducing the risk of recruitment of top executive talent by competitors. The mix of metrics used for the annual incentive plan and the long-term incentive plan likewise provides an appropriate balance between short-term financial performance and long-term financial and stock performance.

For key executives, the mix of compensation is weighted in favor of long-term incentives. Maintaining this pay mix results fundamentally in a pay-for-performance orientation for our executives, which is aligned with our stated compensation philosophy of paying towards the 75th percentile with respect to total compensation for superior performance. In addition, in general, the more senior the executive, the more the executive’s total compensation is weighted in favor of at-risk (i.e., variable) pay. The following table shows the relative percentage of the various elements of pay for the Named Executives:

Pay Mix for Named Executives

Executive	Title	Salary as % of Total Compensation	Actual Annual Incentives as % of Total Compensation (1)	Long Term Incentive as % of Total Compensation (2)	All Other Compensation as a % of Total Compensation
Harvey A. Wagner	President and Chief Executive Officer	39.7%	18.6%	33.0%	8.7%

Matthew T. Pullam	Executive Vice President, Chief Financial Officer and Treasurer	41.7%	15.8%	42.5%	0%

Afshin Cangarlu	Executive Vice President and President of Integration Solutions Division	55.6%	19.3%	22.8%	2.3%

Cory Isaacson	Executive Vice President and President of Rogue Wave Software Division	54.4%	18.9%	24.0%	2.7%

Thomas H. Zajac	Executive Vice President and President of CareScience Division	64.1%	21.2%	11.1%	3.6%

(1)	Annual incentives are the actual amounts paid.
(2)	Long-term incentive is based on the estimated share-based compensation expense in 2006 determined under SFAS 123R.

Pay Levels and Benchmarking. Pay levels for executives are determined based on a number of factors, including the individual’s roles and responsibilities within the Company, the individual’s experience and expertise, the pay levels for peers within the Company, pay levels in the marketplace for similar positions and performance of the individual and the Company as a whole. The committee is responsible for approving pay levels for the executive officers. In determining these pay levels, the committee considers all forms of compensation and benefits to review the total value delivered through all elements of pay and the potential future value of the committee’s current compensation decisions.

The committee assesses “competitive market” compensation using a number of sources. The primary data source used in setting competitive market levels for the executive officers is the information publicly disclosed by a “Peer Group” of the 17 companies listed below, which will be reviewed annually and may change from year-to-year. These companies, which have been carefully considered by the committee, include companies in similar industries, and of similar size in terms of revenues and market capitalization.” This information is supplemented with general industry and software industry survey data that provides position-based compensation levels (“Market Survey Data”).

As part of the market benchmarking process, the committee regularly considers the Company’s financial and stock performance in comparison with the companies in the Peer Group, which includes the following:

2006 Peer Group

Allscripts Healthcare Solutions, Inc.	Per-Se Technologies, Inc.
Computer Programs and Systems, Inc.	MedAvant Healthcare Solutions
Dendrite International, Inc.	Quality Systems, Inc.
Eclipsys Corporation	The TriZetto Group, Inc.
First Consulting Group, Inc.	Tripos, Inc.
HMS Holdings Corporation	Vital Images, Inc.
Mediware Information Systems, Inc.	Vitria Technology, Inc
Merge Technologies Incorporated	webMethods, Inc.
Omnicell, Inc.

After consideration of the data collected on external competitive levels of compensation and internal relationships within the executive group, the committee makes decisions regarding individual executives’ target total compensation opportunities based on the need to attract, motivate and retain an experienced and effective management team.

As noted above, notwithstanding the Company’s overall pay positioning objectives, pay opportunities for specific individuals vary based on a number of factors such as scope of duties, tenure, institutional knowledge and/or difficulty in recruiting a new executive. Actual total compensation in a given year will vary above or below the target compensation levels based primarily on the attainment of operating goals and the creation of shareholder value. In some instances, the amount and structure of compensation results from arm’s-length negotiations with executives, which reflect an increasingly competitive market for quality, proven managerial talent.

Compensation Committee Discretion

The committee retains the discretion to decrease all forms of incentive payouts based on significant individual or Company performance shortfalls. Likewise, the committee retains the discretion to increase payouts and/or consider special awards for significant achievements, but other than the 15,000 share award to Mr. Wagner discussed above did not exercise this discretion in 2006.

Timing of Equity Grants

Grants of equity-based awards are determined by the committee and typically made in the first quarter of each calendar year following review by the committee of the prior year’s Company and individual performance. Grants may also be made at other times of the year upon execution of a new employment agreement, renewal of an existing employment agreement, or in a new hire or promotion situation. Grants of all equity awards are generally made on the same day the committee convened to approve such grants. All stock options were granted with an exercise price equal to the closing price of the Company’s stock on the date of grant. Management does not play a role in the Company’s decision to time equity grants. Following committee approval of the grant, management is charged with ongoing administration of, and accounting for, the grants.

Adjustment or Recovery of Awards

The Company has no express policy for recovery of awards, however, under Section 304 of Sarbanes-Oxley, if the Company is required to restate its financial results due to material noncompliance with any financial reporting requirements as a result of misconduct, the CEO and CFO must reimburse the Company for (1) any bonus or other incentive-based or equity-based compensation received during the 12 months following the first public issuance of the non-complying document, and (2) any profits realized from the sale of securities of the Company during those 12 months.

Consideration of Prior Amounts Realized

In furtherance of the Company’s philosophy of rewarding executives for future superior performance, prior stock compensation gains are not considered in setting future compensation levels.

Stock Ownership Guidelines and Hedging Policies

The Company has not established stock ownership guidelines.

The Company has established stock ownership guidelines that prohibit engaging in short sales and hedging transactions with the Company’s equity securities.

Impact of Tax and Accounting

As a general matter, the committee takes into the account the various tax and accounting implications of compensation vehicles employed by the Company.

When determining amounts of long-term incentive grants to executives and employees, the committee examines the accounting cost associated with the grants. Under Statement of Financial Accounting Standards 123R, “SFAS 123R” (revised 2004), grants of stock options, restricted stock, restricted stock units and other share-based payments result in the recording of compensation expense for the Company. The expense is equal to the fair value of the instruments being issued. For restricted stock, the expense is equal to the fair value of the stock on the date of grant times the number of shares or units granted. This expense is generally amortized over the requisite service period, or vesting period of the instruments. As a result of the upcoming implementation of SFAS 123R in 2006, the committee in 2005 accelerated all options that were, at the time, “out of the money,” or “underwater,” and since 2005 has significantly reduced the number of stock option grants, and began to award restricted stock to executive officers.

Section 162(m) of the Internal Revenue Code generally prohibits any publicly held corporation from taking a federal income tax deduction for compensation paid in excess of $1 million in any taxable year to the chief executive officer and the next four highest compensated officers. Exceptions are made for qualified performance-based compensation, among other things. It is the committee’s policy to maximize the effectiveness of our executive compensation plans in this regard, although the committee retains the discretion to award compensation that is not performance-based if it deems it necessary to appropriately reward executives in alignment with our compensation philosophy. In 2006, none of the Named Executives were paid in excess of $1 million, so no tax deductions will be forfeited by the Company.

Separation and Strategic Incentive Bonus Awards

Severance and Change of Control Payments. The Company has entered into employment agreements with its Named Executives, which provide for the payment of severance benefits in the event the employee is terminated without “cause” or resigns for “good reason.” The amount and duration of severance benefits provided under the employment agreements are greater in the event the termination of employment without “cause” or resignation for “good reason” occurs within the 3 months preceding or the 12 months following a “change-of-control” as defined in the applicable agreement. In August 2006, in connection with the launch of the Company’s strategic alteratives review process, the committee, together with its compensation consultant, reviewed the change-in-control provisions of the CEO and other named executives’ employment agreements. The committee determined that those benefits were important to motivate the Company’s executives and focus their efforts during the strategic process. Based on benchmarking analysis provided by management’s compensation consultants, and confirmed by the committee’s compensation consultants, in August 2006 the committee amended the severance and termination upon change-in-control benefits for the Named Executives to align the benefits consistent with the benchmarkng analysis. These changes are discussed in detail below under “Employment Agreements.”

Executive Transaction Bonus Plan. In connection with the launch of the Company’s strategic alternatives review process, the Compensation Committee adopted a retention plan strategy, covering approximately 85 employees, including the Named Executives. Most of these employees, other than the executive officers, were made eligible to receive cash retention awards, cash benefits upon termination following a change in control, a subsidy for post-termination medical insurance coverage, and outplacement assistance. In order to align the executive team with the Company’s strategic objectives, the compensation committee adopted an executive management transaction bonus plan (the “Transaction Bonus Plan”) on August 31, 2006. The Transaction Bonus Plan is designed to provide incentives for eligible key executive officers, including each of our Named Executives, to remain with the Company throughout the strategic analysis process and, as required, to manage and consummate a sale of the Company or of any of the operating divisions of the Company. Under the Transaction Bonus Plan, a bonus pool equal to 1.7% of the gross proceeds from any sale(s) in a qualifying transaction, would be allocated amongst the Transaction Bonus Plan participants in accordance with the terms of the plan. The Plan applies to the sale of the Company or any operating division(s) of the Company. The awards payable to Mr. Wagner are 0.7% of the gross sales price up to $160 million (in aggregate, in the case of multiple transactions), plus 1.0% of any incremental amount between $160.0 and $170.0 million, plus 2.0% of any incremental amount over $170.0 million. Five other executive officers, including the Named Executives, are eligible to share in an additional 1.0% of any gross sales price. Each operating division head is eligible to participate in the sale of the Company or his operating division. Corporate executives are eligible to participate in the sale of the Company and/or any of the divisions. Pre-established participation percentages are based on the strategic importance of each executive’s position in the case of each prospective sale, as determined by the Compensation Committee.

Summary Compensation Table

The following table provides information concerning total compensation earned or paid to our Named Executives as of December 31, 2006 for services rendered to the Company during the last year. As a result of his resignation on March 30, 2007, Mr. Zajac is no longer an officer or employee of the Company.

Summary Compensation Table

Name and Principal Position	Year	Salary	Stock Awards ($)(1)		Option Awards ($)(1)	Non-Equity Incentive Plan Compensation (5)	All Other Compensation		Total
Harvey A. Wagner, President and Chief Executive Officer	2006	$420,000	$86,833		$261,980	$197,400	$92,380	(6)	$1,058,593

Matthew T. Pullam, Executive Vice President, Chief Financial Officer and Treasurer	2006	237,346	26,454		215,808	89,675	—		569,283

Afshin Cangarlu, Executive Vice President and President of Integration Solutions Division	2006	285,000	17,991	(2)	99,190	98,895	11,566	(7)	512,642

Cory Isaacson, Executive Vice President and President of Rogue Wave Software Division	2006	250,025	17,988	(3)	92,553	86,759	12,484	(8)	459,809

Thomas H. Zajac, Executive Vice President and President of CareScience Division	2006	245,087	18,495	(4)	24,094	81,001	13,623	(9)	382,300

(1)	Amounts for restricted stock and stock options awards represent the compensation expense for the year ended December 31, 2006 under Statement of Financial Accounting Standards No. 123 (revised 2004), (“SFAS 123R”)”Share-Based Payment.” See Note 1 “Share-Based Compensation” to the Company’s consolidated financial statements set forth in this Form 10-K for the assumptions made in determining SFAS 123R valuations. The amounts include the 2006 share-based compensation for grants made in 2004, 2005 and 2006, which generally vest over four years.
(2)	The compensation expense was reduced by $10,634 for 7,000 shares of restricted stock granted in 2005 to Mr. Cangarlu under a performance-based award to be earned in 2006. The performance criteria for 2006 were not satisfied and the shares were cancelled.
(3)	The compensation expense was reduced by $10,624 for 7,000 shares of restricted stock granted in 2005 to Mr. Isaacson under a performance-based award to be earned in 2006. The performance criteria for 2006 were not satisfied and the shares were cancelled.
(4)	The compensation expense was reduced by $11,529 for 7,000 shares of restricted stock granted in 2005 to Mr. Zajac under a performance-based award to be earned in 2006. The performance criteria for 2006 were not satisfied and the shares were cancelled.
(5)	Reflects amounts earned in 2006 pursuant to the Executive Management 2006 Annual Bonus Incentive Plan and paid in March 2007.
(6)	This amount represents living expenses of $78,000, 401k employer match of $6,600, costs for attendance of the employee and a guest at the Company’s annual sales incentive trip of $7,780, of which $1,734 was to cover taxes for the trip.
(7)	These amounts represent 401k employer match of $5,594 and costs for attendance of the employee and a guest at the Company’s annual sales incentive trip of $5,972, of which $1,119 was to cover taxes for the trip.
(8)	These amounts represent 401k employer match of $6,153 and costs for attendance of the employee and a guest at the Company’s annual sales incentive trip of $6,331, of which $913 was to cover taxes for the trip.
(9)	These amounts represent 401k employer match of $6,600 and costs for attendance of the employee and a guest at the Company’s annual sales incentive trip of $7,023, of which $1,799 was to cover taxes.

Grants of Plan-Based Awards

The following table shows additional information regarding: (i) the level of possible payouts of annual cash inventive awards for our Named Executives for performance during 2006, as established pursuant to our 2006 executive bonus plan adopted by the compensation committee in March 2006; and (ii) equity awards granted in March 2006 to our Named Executives and in August 2006 to Mr. Wagner, as required by the new SEC disclosure rules. The actual amount of the annual cash incentive award received by each Named Executive for performance during 2006 is shown in the Summary Compensation Table, above. The Compensation Discussion and Analysis above includes additional information about the 2006 executive bonus plan and about restricted stock and option awards granted in 2007 for performance during 2006.

Grants of Plan-Based Awards For the Year Ended December 31, 2006

	Individual Grants
Named Executive	Grant Date(1)	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards Target ($)(2)	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/SH)	Grant Date Fair Value of Stock and Option Awards ($)

Harvey A. Wagner		$197,400	—	—	—	—
	3/10/2006	—	37,000	—	—	$106,930	(3)
	3/10/2006	—	—	12,000	$2.89	25,652	(4)
	8/29/2006	—	15,000	—	—	38,250	(5)
Matthew T. Pullam		89,675	—	—	—	—
	3/10/2006	—	15,000	—	—	43,350	(3)
	3/10/2006	—	—	10,000	2.89	21,377	(4)
Afshin Cangarlu		98,895	—	—	—	—
	3/10/2006	—	25,000	—	—	72,250	(2)
	3/10/2006	—	—	10,000	2.89	21,377	(4)
Cory Isaacson		91,759	—	—	—	—
	3/10/2006	—	25,000	—	—	72,250	(3)
	3/10/2006	—	—	10,000	2.89	21,377	(4)
Thomas H. Zajac		81,001	—	—	—	—
	3/10/2006	—	25,000	—	—	72,250	(3)(6)
	3/10/2006	—	—	10,000	2.89	21,377	(4)(7)

(1)	In every case the award date coincides with the grant date.
(2)	Non-equity incentive plan compensation was earned in 2006 under the Executive Management 2006 Annual Bonus Incentive Plan and was paid in March 2007. There are no elements of this compensation plan payable in the future.
(3)	March 10, 2006 restricted awards vest over four years. The closing price of our stock on March 10, 2006 was $2.89.
(4)	Represents total value of the stock options on grant date based on Statement of Financial Accounting Standards No. 123 (revised 2004), (“SFAS 123R”), “Share-Based Payment.” See Note 1 “Share-Based Compensation” to the Company’s consolidated financial statements set forth in the Company’s Form 10-K for the assumptions made in determining SFAS 123R valuations. March 10, 2006 option grants vest over four years.
(5)	A special grant of 15,000 shares of stock was awarded, fully vested, and issued on August 29, 2006 with a closing price of $2.55. The stock award was in consideration of the renewal of Mr. Wagner’s employment agreement.
(6)	Vesting on Mr. Zajac’s award was accelerated on March 30, 2007, in connection with the sale of CareScience, Inc. to Premier Inc. and the termination of Mr. Zajac’s employment. 11,561 shares were withheld to cover the taxes on vesting.
(7)	Vesting on Mr. Zajac’s option grant was accelerated on March 30, 2007, in connection with the sale of CareScience, Inc. to Premier Inc. and the termination of Mr. Zajac’s employment.

Employment Agreements

Agreement with Chief Executive Officer. In October 2004, Mr. Wagner and the Company entered into an executive employment agreement. The material terms and conditions of Mr. Wagner’s agreement are as follows:

•

Term. Mr. Wagner’s agreement has an initial term ending on October 7, 2006, with automatic one year renewals unless the Company or Mr. Wagner provides written notice of non-renewal at least 90 days prior to the scheduled termination date.

•

Compensation. The agreement sets forth Mr. Wagner’s annual base salary of $400,000 during his first year of employment, and provides that such salary will be reviewed by the compensation committee at least annually, with adjustments to be made in accordance with the committee’s standard practices. According to such practices, the committee increased Mr. Wagner’s annual salary to $420,000 during his second year of employment. The agreement also provides that Mr. Wagner will be eligible to receive an annual target bonus equal to 50% of his base salary, the payment of which will be based on performance criteria to be agreed to by Mr. Wagner and the compensation committee.

•	Severance and Change-in-Control benefits. These are discussed below under “Potential Payments Under Terminations or Change of Control.”

Agreements with Other Executive Officers. In February 2005, our compensation committee approved a form of employment agreement that each of the Named Executives (other than Mr. Wagner, whose agreement is described above) and each of the other executive officers of the Company listed above under “Executive Officers,” has entered into with the Company (the “executive employment agreements”). The material terms and conditions of such executive employment agreements are as follows:

•

Term. Each of the agreements has a term ending on December 31, 2006, with automatic one year renewals unless the Company or the executive provides written notice of non-renewal at least 90 days prior to the scheduled termination date. However, in the event of a change of control of the Company, the term of the agreements will be extended until the first anniversary of such change of control, and will be subject to annual renewal (or termination) as described in the previous sentence on such anniversary and on each subsequent anniversary of the change of control thereafter.

•

Compensation. The agreements set forth the base salary for each of the executives, and provide that such salaries will be reviewed by the compensation committee at least annually, with adjustments to be made in accordance with the committee’s standard practices. The agreements also provide that the executives will be eligible to receive an annual target bonus, equal to a specified percentage of the executives’ base salary, the payment of which will be based on certain performance criteria to be developed by the compensation committee.

•	Severance and Change-in-Control benefits. These are discussed below under “Potential Payments Under Terminations or Change of Control.”

Outstanding Equity Awards

The following table provides information with respect to outstanding stock options held by the Named Executives as of the end of the fiscal year 2006.

Outstanding Equity Awards at December 31, 2006

	Option Awards					Restricted Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Grant Date	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)		Market Value of Shares or Units of Stock that Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market Value or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (2)
Harvey A. Wagner	100,000	—	5/1/2004	$2.37	5/1/2014
	50,000	—	6/28/2004	1.12	6/28/2014
	12,500	12,500	4/12/2004	2.90	4/12/2014
	651,388	173,612	10/8/2004	1.83	10/8/2014	30,000	(3)	$84,600	—		—
	—	12,000	3/10/2006	2.89	3/10/2016	37,000	(4)	104,340	—		—
Matthew T Pullam	62,500	137,500	9/1/2005	2.77	9/1/2012	22,396	(5)	63,157	—		—
	—	10,000	3/10/2006	2.89	3/10/2016	15,000	(4)	42,300	—		—
Afshin Cangarlu	70,000	—	5/18/2000	6.19	5/18/2010
	30,000	—	5/1/2001	6.48	5/1/2011
	100,000	—	9/21/2001	11.19	9/21/2011
	50,000	—	3/20/2002	6.40	3/20/2012
	45,000	—	12/20/2002	2.61	12/20/2012
	100,000	—	2/20/2004	6.08	2/20/2014
	60,416	14,584	6/28/2004	1.12	6/28/2014
	35,000	45,000	3/24/2005	3.00	3/24/2015	7,000	(6)	19,740	7,000	(7)	19,740
	—	10,000	3/10/2006	2.89	3/10/2016	25,000	(4)	70,500	—		—
Cory Isaacson	10,000	—	9/1/2003	4.05	9/1/2013
	155,000	—	2/20/2004	6.08	2/20/2014
	60,416	14,584	6/28/2004	1.12	6/28/2014
	35,000	45,000	3/24/2005	3.00	3/24/2015	7,000	(8)	19,740	7,000	(7)	19,740
	—	10,000	3/10/2006	2.89	3/10/2016	25,000	(4)	70,500	—		—
Thomas H. Zajac	60,000	—	11/21/2003	5.00	11/12/2013
	60,416	14,584	6/28/2014	1.12	6/28/2014
	80,000	—	4/1/2005	3.30	4/1/2015	7,000	(9)	19,740	7,000	(10)	19,740
	—	10,000	3/10/2006	2.89	3/10/2016	25,000	(4)(11)	70,500	—		—

(1)	All outstanding options listed vest at a rate of 25% on the first anniversary of the grant date and 1/48 each month over the remaining 3 years. Options terms range between 7—10 years.
(2)	Based on the closing stock price at December 29, 2006 of $2.82.
(3)	The restricted stock awards were granted on February 14, 2005 and vest at a rate of 25% on January 5, 2005, 2007, 2008 and 2009.
(4)	The restricted stock awards were granted on March 10, 2006 and vest at a rate of 25% on March 10, 2007, 2008, 2009 and 2010.
(5)	The restricted stock awards were granted on August 15, 2005 and vest as follows; 2,604 shares on January 5, 2006, 6,250 shares on January 5, 2007, 2008 and 2009 and 3,646 shares on August 5, 2009.
(6)	Restricted stock awards were granted on March 24, 2005 at a market price of $3.00. 7,000 of the restricted shares under Mr. Cangarlu’s performance-based award were earned in 2005 as Mr. Cangarlu satisfied the performance criteria for those shares. The earned shares will vest and become unrestricted on the earlier of March 24, 2008 or an acceleration event.
(7)	Restricted shares relating to 2007 performance that remain unearned and unvested. If earned, these restricted shares will also vest on the earlier of March 24, 2008 or an acceleration event.
(8)	Restricted stock awards were granted on March 24, 2005 at a market price of $3.00. 7,000 of the restricted shares under Mr. Isaacson’s performance-based award were earned in 2005 as Mr. Isaacson satisfied the performance criteria for those shares. The earned shares will vest and become unrestricted on the earlier of March 24, 2008 or an acceleration event.

(9)	Restricted stock awards were granted on April 1, 2005 at a market price of $3.30. 7,000 of the restricted shares under Mr. Zajac’s performance-based award were earned in 2005 as Mr. Zajac satisfied the performance criteria for those shares. Vesting on the earned shares originally scheduled for April 1, 2008 was accelerated in connection with the March 30, 2007 of our CareScience division and the termination of his employment.
(10)	Restricted shares relating to 2007 performance that remained unearned and unvested as of December 31, 2006. The vesting on these shares was accelerated in connection with the March 30, 2007 sale of our CareScience division. Vesting on these shares, originally scheduled for April 1, 2008, was accelerated in connection with the March 30, 2007 sale of our CareScience division and the termination of his employment
(11)	Vesting on Mr. Zajac’s award was accelerated on March 30, 2007, in connection with the sale of CareScience, Inc. to Premier Inc. and the termination of Mr. Zajac’s employment.

Option Exercises and Stock Vested

The following table provides additional information regarding the amounts received during fiscal year 2006 by the Named Executives upon exercise or vesting of stock options.

Option Exercises and Stock Vested

Name	Number of Shares Acquired on Vesting		Value Realized on Vesting
Harvey A. Wagner	25,000	(1)	$64,250
Matthew T. Pullam	2,604	(2)	6,770
Afshin Cangarlu	—		—
Cory Isaacson	—		—
Thomas H. Zajac	—		—

(1)	A special grant of 15,000 shares of stock was awarded and fully vested on August 29, 2006, at which time the closing price of our stock was $2.55. The total value of these shares on the date of grant was $38,250. The stock award was in consideration of the renewal of Mr. Wagner’s employment agreement. Additionally, 10,000 shares vested on January 5, 2006, at which time the closing price of our stock was $2.60.
(2)	All 2,604 shares vested on January 5, 2006, at which time the closing price of our stock was $2.60.

Potential Payments Upon Termination or Change-in-Control

The Named Executives each have termination and change-in-control benefits defined in their respective employment agreements.

CEO Termination and Change in Control benefits. As of August 28, 2006, the Company’s CEO has had the following benefits:

•

Severance Benefits. The agreement provides that, subject to the performance by Mr. Wagner of his covenants in the agreement, including covenants not to compete with or solicit employees or customers of the Company for a specified period following the termination of his employment, and subject to Mr. Wagner’s execution of a satisfactory release of claims, Mr. Wagner will be entitled to the following severance and termination benefits:

•

Termination Without Cause. In the event that, during the term of the agreement, Mr. Wagner’s employment is terminated by the Company without “cause” or Mr. Wagner resigns with “good reason” (which includes a reduction in title, duties, responsibilities or compensation, with certain exceptions), Mr. Wagner will be entitled to (1) continued payment of salary through the scheduled termination of the agreement or for twelve months, whichever is longer, (2) payment of 100% of his target bonus for the then current year (to be paid on the date bonuses are paid to other executive officers of the Company, but in any event within one year) and (3) reimbursement of COBRA premiums for continued medical benefits for Mr. Wagner and his dependants through the scheduled termination of the agreement or for twelve months, whichever is longer (or until Mr. Wagner becomes eligible for medical coverage from another employer).

•

Termination in Connection with Change of Control. As discussed above under “Compensation Discussion and Analysis,” in connection with the Company’s preparation for it’s strategic initiative, the compensation committee recommended and the board approved amendments to the change-in-control provisions of the CEO’s employment agreement, as follows:

– a change in the definition of change in control, to include termination of employment upon the sale of two of the Company’s three divisions;

– in connection with a change-in-control, an additional payment of the pro-rated target bonus amount for the year of termination to enhance the benefit consistent with benchmarking analysis;

– the addition of payment for outplacement services during the 18 months of continuation salary payments to enhance the benefit consistent with benchmarking analysis;

– the addition of an IRC §409A “savings” clause to avoid the unintentional imposition of additional tax in connection with any separation or change-in-control payments under the agreement.

These severance and change-in-control benefits are all subject to and conditioned upon the executive’s ongoing promise during the time he or she is receiving benefits not to disclose or misappropriate any of the Company’s trade secrets or other confidential information, not to compete with the Company, not to solicit any of the Company’s employees or customers, and not to disparage the Company.

As a result of these amendments, in the event that, during the term of the agreement, and within three months preceding or twelve months following a “change of control” of the Company (including the consummation of the sale or disposition (or series of sales or dispositions) of two of the Company’s operating divisions), Mr. Wagner’s employment is terminated by the Company without “cause” or Mr. Wagner resigns with “good reason,” Mr. Wagner will be entitled to (1) continued payment of salary through the scheduled termination of the agreement or for eighteen months, whichever is longer, (2) payment of a lump sum equal to the amount pro-rated to date of his termination of his Target Bonus for the year in which the termination occurs (to be paid on the date bonuses are paid to other executive officers of the Company, but in any event within one year), (3) payment of 150% of his target bonus for the then current year (to be paid on the date bonuses are paid to other executive officers of the Company, but in any event within one year), (4) outplacement services, and (5) reimbursement of COBRA premiums for continued medical benefits for Mr. Wagner and his dependants through the scheduled termination of the term of the agreement or for eighteen months, whichever is longer (or until Mr. Wagner becomes eligible for medical coverage from another employer).

These severance and change-in-control benefits are all subject to and conditioned upon the CEO’s ongoing promise during the time he is receiving benefits not to disclose or misappropriate any of the Company’s trade secrets or other confidential information, not to compete with the Company, not to solicit any of the Company’s employees or customers, and not to disparage the Company.

Non-CEO Named Executive Termination and Change in Control benefits. As of August 28, 2006, the Company’s non-CEO Named Executives have had the following benefits:

•

Severance Benefits. Each of the agreements provides that, subject to the performance by the executive of his or her covenants in such agreement, including covenants not to compete with or solicit employees or customers of the Company for a specified period following termination of the executive’s employment, and subject to the executive’s execution of a satisfactory release of claims, the executive will be entitled to the following severance and termination benefits:

•

Termination Without Cause. In the event that the executive’s employment is terminated by the Company without “cause” during the term of the agreement, the executive will be entitled to (1) continued payment of salary for six months following such termination, except Mr. Pullam who will be entitled to 12 months continuation salary, (2) payment of the pro-rated amount of the executive’s target bonus for the then current year (to be paid on the date bonuses are paid to other executive officers of the Company, but in any event within one year) and (3) reimbursement of COBRA premiums for continued medical benefits for the executive and his or her dependants for six months (or until the executive becomes eligible for medical coverage from another employer). In Mr. Keating’s case only, the continuation of salary benefit referred to in (1) above and the COBRA benefit referred to in (3) above are each twelve months in duration, but are otherwise the same as for the other executives.

•

Termination in Connection with Change of Control. As discussed above under “Compensation Discussion and Analysis,” in connection with the Company’s preparation for it’s strategic initiative, the compensation committee approved amendments to the change-in-control provisions of the non-CEO executive employment agreement, as follows:

– a change in the definition of change in control, to include termination of employment upon the sale of two of the Company’s three divisions in the case of the CFO, and in the case of the three division presidents upon the sale of that executive’s division;

– in connection with a change-in-control, an additional payment of 100% of the target bonus amount for the year of termination to enhance the benefit consistent with benchmarking analysis;

– the addition of payment for outplacement services during the 12 months of continuation salary payments to enhance the benefit consistent with benchmarking analysis;

– the revision of the existing IRC §409A “savings” clause to be consistent with the new language in the CEO’s agreement;

–the executive agreements no longer address the acceleration of unvested equity awards, and the acceleration of vesting of such equity awards will be controlled by the plans and award agreements related to such equity awards, giving the committee more discretion in the event of a change in control triggered by the sale of one or more divisions.

As a result of these amendments, in the event that, within three months preceding and twelve months following a change of control of the Company (including the consummation of the sale or disposition (or series of sales or dispositions), the executive’s employment is terminated without “cause” or the executive resigns with “good reason” (which includes a reduction in title, duties, responsibilities or compensation, with certain exceptions), then the executive will be entitled to (1) continued payment of salary for twelve months following such termination or resignation, (2) payment of the pro-rated amount of the executive’s target bonus for the then current year (to be paid on the date bonuses are paid to other executive officers of the Company, but in any event within one year), (3) payment of 100% of the executive’s target bonus for the then current year (to be paid on the date bonuses are paid to other executive officers of the Company, but in any event within one year), (4) outplacement services, and (5) reimbursement of COBRA premiums for continued medical benefits for the executive and his or her dependants for twelve months (or until the executive becomes eligible for medical coverage from another employer).

The severance and change-in-control benefits are all subject to and conditioned upon the executive’s ongoing promise during the time he or she is receiving benefits not to disclose or misappropriate any of the Company’s trade secrets or other confidential information, not to compete with the Company, not to solicit any of the Company’s employees or customers, and not to disparage the Company.

•

Non-Renewal of Employment Agreement Term by Company. In the event that the Company chooses not to renew the term of the employment agreement, then the executive will be entitled to (1) continued payment of salary for three months following termination of employment and (2) reimbursement of COBRA premiums for continued medical benefits for the executive and his or her dependants for three months (or until the executive becomes eligible for medical coverage from another employer).

The table below reflect the approximate amount of compensation payable to each of the named executives officers of the Company in the event of termination of such executive’s employment under the various listed scenarios. The amount of compensation payable to each named executive officer in the event of voluntary resignation, involuntary not-for-cause termination, for-cause termination, involuntary for-good-reason termination or for involuntary termination from a change in control. The amounts shown assume that the hypothetical termination was effective on December 31, 2006, and exclude ordinary course amounts earned or benefits accrued as a result of prior service during the year. The various amounts listed are estimates only. The actual amounts to be paid can only be determined at the time of such executive’s actual separation from the Company.

Executive Benefits and Payments Upon Separation

Named Executive	Voluntary Resignation For Any Reason On 12/31/2006		Involuntary Termination (Not for Cause) On 12/31/2006		Involuntary Termination (For Cause) On 12/31/2006	Involuntary Termination (Good Reason) On 12/31/2006		Involuntary Termination (Change in Control) On 12/31/2006
Harvey A. Wagner
Salary Continuation	0		$420,000	(1)	0	$420,000	(1)	$630,000	(2)
Short-Term Incentive (3)	$210,000	(3)	$210,000	(3)	0	$210,000	(3)	$210,000	(3)
Short-Term Incentive			$210,000	(4)	0	$210,000	(4)	$315,000	(5)
Stock Options	0		0		0	0		$171,876	(6)
Stock Awards	0		0		0	0		$188,940	(6)
COBRA Benefits	0		$8,412	(7)	0	$8,412	(7)	$12,618	(8)
Outplacement Benefits	0		0		0	0		$9,500	(9)

Totals	$210,000		$848,412			$848,412		$1,537,934

Matthew T. Pullam
Salary Continuation	0		$255,000	(1)	0	0		$255,000	(1)
Short-Term Incentive (3)	0		$102,000	(3)	0	0		$102,000	(3)
Short-Term Incentive	0		0		0	0		$102,000	(4)
Stock Options	0		0		0	0		$6,875	(6)
Stock Awards	0		0		0	0		$105,457	(6)
COBRA Benefits	0		$14,627	(7)	0	0		$14,627	(7)
Outplacement Benefits	0		0		0	0		$9,500	(9)

Totals			$371,627					$595,459

Afshin Cangarlu
Salary Continuation	0		$142,500	(10)	0	0		$285,000	(1)
Short-Term Incentive (3)	0		$114,000	(3)	0	0		$114,000	(3)
Short-Term Incentive	0		0		0	0		$114,000	(4)
Stock Options	0		0		0	0		$24,793	(6)
Stock Awards	0		0		0	0		$90,240	(6)
COBRA Benefits	0		$6,529	(11)	0	0		$13,058	(7)
Outplacement Benefits	0		0		0	0		$9,500	(9)

Totals			$120,529					$650,591

Cory Issacson
Salary Continuation	0		$125,014	(10)	0	0		$250,026	(1)
Short-Term Incentive (3)	0		$100,010	(3)	0	0		$100,010	(3)
Short-Term Incentive	0		0		0	0		$100,010	(4)
Stock Options	0		0		0	0		$24,793	(6)
Stock Awards	0		0		0	0		$90,240	(6)
COBRA Benefits	0		$6,529	(11)	0	0		$13,058	(7)
Outplacement Benefits	0		0		0	0		$9,500	(9)

Totals			$231,553					$587,637

Thomas H. Zajac (12)
Salary Continuation	0		$125,000	(10)	0	0		$250,000	(1)
Short-Term Incentive (3)	0		$100,000	(3)	0	0		$100,000	(3)
Short-Term Incentive	0		0		0	0		$100,000	(4)
Stock Options	0		0		0	0		$24,793	(6)
Stock Awards	0		0		0	0		$90,240	(6)
COBRA Benefits	0		$7,314	(11)	0	0		$14,627	(7)
Outplacement Benefits	0		0		0	0		$9,500	(9)

Totals			$232,314					$589,160

(1)	Salary continuation for 12 months.
(2)	Salary continuation for 18 months.
(3)	Short term incentive is a pro-rata amount of the target bonus to date of termination.
(4)	Short term incentive is 100% of the assigned target bonus.
(5)	Short term incentive is 150% of the assigned target bonus.
(6)	Spread value for unvested stock options and full value of restricted stock awards.
(7)	COBRA for medical benefits only for up to 12 months.
(8)	COBRA for medical benefits only for up to 18 months.
(9)	Outplacement benefits for up to 12 months.
(10)	Salary continuation for six months.
(11)	COBRA for medical benefits only for up to six months.
(12)	Mr. Zajac’s employment terminated on March 30, 2007 as a result of the sale of CareScience, Inc. to Premier, Inc.

Compensation of Directors

It is the general policy of the Board that compensation for non-employee or independent directors should be a mix of cash and equity-based compensation. Employee directors are not paid for Board service outside their regular employee compensation. Independent directors may not receive consulting, advisory or other compensatory fees from Quovadx outside of their Board compensation.

The chart below shows the amount of annual, meeting and supplemental fees and equity compensation paid to our non-employee directors for their services during 2006:

Director Compensation

Director	Fees Earned or Paid in Cash ($)	Restricted Stock Awards ($)(a)		Stock Option Awards ($)(b)		Total Compensation
Fred L. Brown	$78,500	$52,136	(c)	$36,288	(d)	$166,924
J. Andrew Cowherd	75,500	40,601	(e)	30,735	(f)	146,836
James A. Gilbert	81,000	52,136	(g)	36,288	(h)	169,424
James B. Hoover	72,500	40,601	(i)	30,735	(j)	143,836
Jeffrey M. Krauss	83,000	65,670	(k)	36,288	(l)	184,958
Charles J. Roesslein	80,000	52,136	(m)	39,754	(n)	171,890

Total Compensation Paid	$470,500	$303,280		$210,088		$983,868

(a)	Amounts for restricted stock and stock options awards represent the compensation expense for the year ended December 31, 2006 under Statement of Financial Accounting Standards No. 123 (revised 2004), (“SFAS 123R”)”Share-Based Payment.” See Note 1 “Share-Based Compensation” to the Company’s consolidated financial statements set forth in this Form 10-K for the assumptions made in determining SFAS 123R valuations.
(b)	The amount represents the shares-based compensation recognized for the year ended December 31, 2006 in accordance with SFAS No. 123R. The value of stock option awards is calculated based on the fair value of each option grant and was estimated on the date of grant using the Black-Scholes option pricing model and factors estimated each year based on historical information.
(c)	The shares-based compensation expense relates to 17,500 restricted stock awards granted on June 23, 2005 with a total value of $49,350 and 21,000 shares granted on June 22, 2006 with a total value of $54,390. At December 31, 2006, 10,500 shares are unvested and subject to restrictions.
(d)	The shares-based compensation expense relates to 20,000 stock options granted on June 23, 2005 with a total value of $46,736 and 15,000 shares granted on June 22, 2006 with a total value of $26,759. At December 31, 2006, Mr. Brown had 145,000 options outstanding.
(e)	The shares-based compensation expense relates to 15,000 restricted stock awards granted on June 23, 2005 with a total value of $42,300 and 15,000 shares granted on June 22, 2006 with a total value of $38,850. At December 31, 2006, 7,500 shares are unvested and subject to restrictions.
(f)	The shares-based compensation expense relates to 15,000 stock options granted on June 23, 2005 with a total value of $35,052 and 15,000 shares granted on June 22, 2006 with a total value of $26,759. At December 31, 2006, Mr. Cowherd had 50,000 options outstanding.
(g)	The shares-based compensation expense relates to 17,500 restricted stock awards granted on June 23, 2005 with a total value of $49,350 and 21,000 shares granted on June 22, 2006 with a total value of $54,390. At December 31, 2006, 10,500 shares are unvested and subject to restrictions.
(h)	The shares-based compensation expense relates to 20,000 stock options granted on June 23, 2005 with a total value of $46,736 and 15,000 shares granted on June 22, 2006 with a total value of $26,759. At December 31, 2006, Mr. Gilbert had 110,000 options outstanding.
(i)	The shares-based compensation expense relates to 15,000 restricted stock awards granted on June 23, 2005 with a total value of $42,300 and 15,000 shares granted on June 22, 2006 with a total value of $38,850. At December 31, 2006, 7,500 shares are unvested and subject to restrictions.

(j)	The shares-based compensation expense relates to 15,000 stock options granted on June 23, 2005 with a total value of $35,052 and 15,000 shares granted on June 22, 2006 with a total value of $26,759. At December 31, 2006, Mr. Hoover had 100,000 options outstanding.
(k)	The shares-based compensation expense relates to 22,500 restricted stock awards granted on June 23, 2005 with a total value of $63,450 and 26,000 shares granted on June 22, 2006 with a total value of $67,340. At December 31, 2006, 13,000 shares are unvested and subject to restrictions.
(l)	The shares-based compensation expense relates to 20,000 stock options granted on June 23, 2005 with a total value of $46,736 and 15,000 shares granted on June 22, 2006 with a total value of $26,759. At December 31, 2006, Mr. Krauss had 130,000 options outstanding.
(m)	The shares-based compensation expense relates to 17,500 restricted stock awards granted on June 23, 2005 with a total value of $49,350 and 21,000 shares granted on June 22, 2006 with a total value of $54,390. At December 31, 2006, 13,000 shares are unvested and subject to restrictions.
(n)	The shares-based compensation expense relates to 25,000 stock options granted on December 12, 2002 with a total value of $56,572, 20,000 stock options granted on June 23, 2005 with a total value of $46,736 and 15,000 shares granted on June 22, 2006 with a total value of $26,759. At December 31, 2006, Mr. Roesslein had 100,000 options outstanding.

Cash Compensation. Each non-employee director is paid an annual fee of $25,000 and fees of $1,500 for each committee and Board meeting attended, plus reasonable out-of-pocket expenses. Additionally, Mr. Gilbert has been paid $2,500 per quarter, beginning in the fourth quarter of 2005, for his role as the Board’s designee on a class action litigation oversight committee. These fees are paid quarterly, promptly after the end of each calendar quarter.

Equity-based Compensation

Initial Option Grant. Upon election to the Board, each non-employee director receives an initial grant of a non-qualified option to purchase 25,000 shares of our common stock under our 1999 Director Option Plan, with an exercise price equal to the fair market value of our common stock on the date of grant. These options vest at the rate of 25% on each anniversary date of the grant, subject to his or her continued service as a director through each vesting date; however, in the event of a merger or sale of assets, the options will become fully vested and exercisable if the successor corporation does not assume the outstanding options.

Subsequent Annual Option Grant. Annually, each non-employee director will be granted non-qualified options to purchase 10,000 shares of our common stock under our 1999 Director Option Plan, and non-qualified options to purchase 5,000 shares of our common stock under our 2006 Equity Incentive Plan, on the date of our stockholder meeting, if on such date he or she has served on our Board for at least six months and is a member of the Board on such date, in each case with an exercise price equal to the fair market value of our common stock on the date of grant. These options vest 100% on the earlier of the one-year anniversary of the date of grant or the annual stockholders meeting in the next calendar year, provided that he or she is a director on such date; however, (1) in the event of a merger or sale of assets, the options granted under our 1999 Director Option Plan will become fully vested and exercisable if the successor corporation does not assume the outstanding options, or (2) in the event of a corporate transaction or change of control, the options granted under the 2006 Equity Incentive Plan will vest immediately.

Subsequent Annual Restricted Stock Award. Annually, each non-employee director will be awarded, on the date of our stockholder meeting, 15,000 shares of our restricted common stock under our 2006 Equity Incentive Plan, based on the fair market value of our common stock at the time of the award, provided that he or she has served on the Board for at least six months prior to the date of award and is a member of the Board on such date, with such shares vesting at the rate of 25% at the end of each three-month period beginning three months from the date of award, subject to such individual’s continued service as a director through each vesting date. In the event of a corporate transaction or change of control, the restricted stock awarded under the 2006 Equity Incentive Plan will vest immediately.

Annual Grant to Chairman of the Board. On the date of each annual meeting of stockholders, in addition to the foregoing, the chairman of the Board will be awarded 5,000 shares of our restricted common stock under our 2006 Equity Incentive Plan, provided that he or she has served on the Board for at least six months prior to the date of award and is a member of the Board on such date, with such shares vesting quarterly at the rate of 25% at the end of each three-month period beginning three months from the date of award, subject to his or her continued service as a director through each vesting date. In the event of a corporate transaction or change of control, the restricted stock awarded under the 2006 Equity Incentive Plan will vest immediately.

Annual Grants to Committee Chairs. On the date of each annual meeting of stockholders, in addition to the foregoing, each non-employee director who serves as the chair of one of the Board’s standing committees, other than the audit committee, receives an award of 2,500 shares of our restricted common stock under our 2006 Equity Incentive Plan, provided that he or she has served on the Board for at least six months prior to the date of award and is a member of the Board on such date, with such shares vesting quarterly at the rate of 25% at the end of each three-month period beginning three months from the date of award subject to his or her continued service as a director through each vesting date. The chairman of the audit committee will receive 6,000 shares of restricted stock instead of 2,500 shares. In the event of a corporate transaction or change of control, the restricted stock awarded under the 2006 Equity Incentive Plan will vest immediately.

Annual Grants to Audit Committee Members. In addition to the foregoing, each non-employee director who served as a member of the Board’s audit committee (excluding the chairman) will receive an award of 3,500 shares of restricted common stock under our 2006 Equity Incentive Plan on the date of each annual meeting of stockholders, provided that he or she had served on the Board for at least six months prior to the date of award and was a member of the Board on such date with such shares vesting quarterly at the rate of 25% at the end of each three-month period beginning three months from the date of award subject to his or her continued service as a director through each vesting date. In the event of a corporate transaction or change of control, the restricted stock awarded under the 2006 Equity Incentive Plan will vest immediately.

Compensation Committee Interlocks and Insider Participation

As noted above, the compensation committee is comprised solely of independent directors. None of its members is, or formerly was, an officer or an employee of Quovadx. No executive officer of Quovadx serves as a member of the compensation committee (or equivalent), or on the board of directors of any entity (other than Quovadx), that has one or more executive officers serving as a member of our Board or compensation committee, nor did any such interlocking relationship exist during 2006.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of March 31, 2007, the Company had 42,220,419 shares of Quovadx common stock issued and outstanding.

Security ownership of certain beneficial owners

The following table provides information regarding the holders known by the Company to beneficially own more than five percent of the issued and outstanding shares of our common stock as of the Record Date:

Name of Beneficial Owner	Shares Beneficially Owned		Percentage Beneficially Owned
Heartland Advisors, Inc. and William J. Nasgovitz 789 North Water Street Milwaukee, WI 53202	6,009,500	(a)	14.23%
Trigran Investments, Inc. Douglas Granat Lawrence A. Oberman, and Steven G. Simon 3201 Old Glenview Road, Suite 235 Wilmette, IL 60091	2,983,359	(b)	7.07%
Lloyd I. Miller, III 4550 Gordon Drive Naples, Florida 34102	2,764,332	(c)	6.55%
Royce and Associates, L.L.C 1414 Avenue of the Americas New York, NY 10019	2,348,279	(d)	5.56%
Austin M. Marxe and David M. Greenhouse 153 East 53rd Street New York, New York 10022	2,263,874	(e)	5.36%

(a)	As disclosed pursuant to an Amendment No. 4 to Schedule 13G filed with the SEC on February 12, 2007, these shares may be deemed to be beneficially owned by Heartland Advisors, Inc. as of December 31, 2006, by virtue of its investment discretion and voting authority by certain clients, which may be revoked at any time, and by William J. Nasgovitz, as a result of his ownership interest in Heartland Advisors, Inc. In the Schedule 13G, Heartland Advisors, Inc. and Mr. Nasgovitz each specifically disclaim beneficial ownership of any shares reported on this schedule.

(b)	As disclosed pursuant to an Amendment No. 2 to Schedule 13G filed with the SEC on February 13, 2007, these shares are beneficially owned by Trigran Investments, Inc., Douglas Granat, Lawrence A. Oberman, and Steven G. Simon as of December 31, 2006, and include 2,069,827 shares owned by Trigran Investments, L.P and 913,532 shares owned by Trigran Investments, L.P. II. Messrs. Granat, Oberman and Simon are the controlling shareholders and sole directors of Trigran Investments, Inc., which is the general partner of Trigran Investments, L.P. and Trigran Investments, L.P. II and have shared voting and dispositive power with regard to the total 2,983,359.
(c)	As disclosed pursuant to an Amendment No. 3 to Schedule 13G filed with the SEC on February 13, 2007, these shares are beneficially owned by Lloyd I. Miller, III, as of December 31, 2006. Mr. Miller has sole dispositive and voting power with respect to 1,400,539 shares as i) the manager of a limited liability company that is the general partner of a certain limited partnership, ii) as the custodian to a certain account created pursuant to the Florida Uniform Gifts to Minors Act, and iii) the trustee to certain grantor retained annuity trusts and iv) as an individual. Mr. Miller has shared dispositive and voting power with respect to 1,363,793 shares as an investment advisor to the trustee of certain family trusts.
(d)	As disclosed pursuant to an Amendment No. 4 to Schedule 13G filed with the SEC on January 24, 2007, these shares are beneficially owned by Royce and Associates, L.L.C. as of December 31, 2006.
(e)	As disclosed pursuant to an Amendment No. 1 to Schedule 13G filed with the SEC on February 13, 2006, these shares are beneficially owned by Austin W. Marxe and David M. Greenhouse as of December 31, 2005, and include 562,072 shares owned by Special Situations Cayman Fund, L.P., 137,152 shares owned by Special Situations Fund III, and 1,564,650 shares owned by Special Situations Fund III QP, L.P. Messrs Marxe and Greenhouse are the controlling principals of AWM Investment Company, Inc., the general partner of and investment advisor to Special Situations Cayman Fund, L.P. AWM Investment Company, Inc. also serves as the general partner of MGP Advisers Limited Partnership, the general partner of and investment advisor to Special Situations Fund III, L.P. and Special Situations Fund III QP, L.P.

Security Ownership of Management

The following table provides information regarding beneficial ownership of our common stock as of March 31, 2007 by:

•	Each director of the Company;

•	Each of the executive officers named in the Summary Compensation Table; and

•	All directors and executive officers as a group.

Name of Beneficial Owner	Shares Beneficially Owned		Percentage Beneficially Owned
Directors:
Fred L. Brown	183,500	(a)	*
J. Andrew Cowherd	153,000	(b)	*
James A. Gilbert	157,299	(c)	*
James B. Hoover	505,860	(d)	1.20%
Jeffrey M. Krauss	216,500	(e)	*
Charles J. Roesslein	138,500	(f)	*
Harvey A. Wagner	1,004,627	(g)	2.38%
Named Executive Officers:
Afshin Cangarlu	548,848	(h)	1.30%
Cory Isaacson	319,167	(i)	*
Matthew T. Pullam	121,784	(j)	*
Harvey A. Wagner	1,004,627	(g)	2.38%
Thomas H. Zajac	285,400	(k)	*
All directors and executive officers as a group (13 persons)	3,881,044	(l)	9.19%

*	Represents less than 1% of the shares of Quovadx common stock issued and outstanding as of the Record Date.

(a)	Represents: (i) 48,250 shares owned by Fred L. Brown individually; (ii) 5,250 shares of restricted Quovadx common stock subject to the Company’s reacquisition right and subject to vesting on June 22, 2007; and (iii) 130,000 shares subject to stock options exercisable within 60 days of March 31, 2007 held by Mr. Brown. All of Mr. Brown’s shares have been pledged to Battery Ventures to vote in favor of the proposed merger pursuant to the terms of a voting agreement previously filed as Exhibit 2.2 on Form 8-K filed April 2, 2007.

(b)	Represents: (i) 52,750 shares owned by J. Andrew Cowherd individually; (ii) 1,000 shares held by Mr. Cowherd’s spouse as custodian for the benefit of Mr. and Ms. Cowherd’s son; (iii) 500 shares held in the name of Mr. Cowherd’s spouse; (iv) 3,750 shares of restricted Quovadx common stock subject to the Company’s reacquisition right and subject to vesting on June 22, 2007; (v) 35,000 shares subject to stock options exercisable within 60 days of March 31, 2007 held by Mr. Cowherd; and (vi) 60,000 shares subject to stock options exercisable within 60 days of March 31, 2007 held by Atlantic Medical Management, LLC., of which Mr. Cowherd is currently a member. Mr. Cowherd disclaims beneficial ownership of the shares held by Atlantic Medical Management, LLC, except to the extent of his proportionate pecuniary interest. All of Mr. Cowherd’s shares have been pledged to Battery Ventures to vote in favor of the proposed merger pursuant to the terms of a voting agreement previously filed as Exhibit 2.2 on Form 8-K filed April 2, 2007 (the “Voting Agreement”).
(c)	Represents: (i) 57,049 shares held by James A. Gilbert individually; (ii) 5,250 shares of restricted Quovadx common stock subject to the Company’s reacquisition right and subject to vesting on June 22, 2007; and (iii) 95,000 shares subject to stock options exercisable within 60 days of March 31, 2007 held by Mr. Gilbert. All of Mr. Gilbert’s shares have been pledged to Battery Ventures to vote in favor of the proposed merger pursuant to the terms of the Voting Agreement.
(d)	Represents: (i) 81,184 shares owned by James B. Hoover individually; (ii) 325,926 shares held by Dauphin Capital Partners I, L.P.; (iii) 3,750 shares of restricted Quovadx common stock subject to the Company’s reacquisition right and subject to vesting on June 22, 2007; (iv) 85,000 shares subject to stock options exercisable within 60 days of March 31, 2007 held by Mr. Hoover; and (v) 10,000 shares subject to stock options exercisable within 60 days of March 31, 2007 held by Dauphin Management, L.L.C. Mr. Hoover is a member of Dauphin Management, LLC, which is the management services company of Dauphin Capital Partners I, L.P; Mr. Hoover disclaims beneficial ownership of the shares held by that entity except to the extent of his proportionate pecuniary interest. All of Mr. Hoover’s shares have been pledged to Battery Ventures to vote in favor of the proposed merger pursuant to the terms of a the Voting Agreement.
(e)	Represents: (i) 95,000 shares owned by Jeffrey M. Krauss individually; (ii) 6,500 shares of restricted Quovadx common stock subject to the Company’s reacquisition right and subject to vesting on June 22, 2007; and (iii) 115,000 shares subject to stock options exercisable within 60 days of March 31, 2007 held by Mr. Krauss. All of Mr. Krauss’s shares have been pledged to Battery Ventures to vote in favor of the proposed merger pursuant to the terms of the Voting Agreement.
(f)	Represents: (i) 48,250 shares owned by Charles J. Roesslein individually; (ii) 5,250 shares of restricted Quovadx common stock subject to the Company’s reacquisition right and subject to vesting on June 22, 2007; and (iii) 85,000 shares subject to stock options exercisable within 60 days of March 31, 2007 held by Mr. Roesslein. All of Mr. Roesslein’s shares have been pledged to Battery Ventures to vote in favor of the proposed merger pursuant to the terms of the Voting Agreement.
(g)	Represents: (i) 46,433 shares owned by Harvey A. Wagner individually; (ii) 47,750 shares of restricted Quovadx common stock subject to the Company’s reacquisition right and subject to vesting; and (iii) 910,444 shares subject to stock options exercisable within 60 days of March 31, 2007 held by Mr. Wagner. All of Mr. Wagner’s shares have been pledged to Battery Ventures to vote in favor of the proposed merger pursuant to the terms of the Voting Agreement.
(h)	Represents: (i) 4,016 shares owned by Afsin Cangarlu individually; (ii) 32,750 shares of restricted Quovadx common stock subject to the Company’s reacquisition right and subject to vesting; and (iii) 512,082 shares subject to stock options exercisable within 60 days of March 31, 2007 held by Mr. Cangarlu, of which 29,167 shares are subject to a lock-up agreement. All of Mr. Cangarlu’s shares have been pledged to Battery Ventures to vote in favor of the proposed merger pursuant to the terms of the Voting Agreement.
(i)	Represents: (i) 4,335 shares owned by Cory Isaacson individually, (ii) 32,750 shares of restricted Quovadx common stock subject to the Company’s reacquisition right and subject to vesting; and (iii) 282,082 shares subject to stock options exercisable within 60 days of March 31, 2007 held by Mr. Isaacson, of which 46,875 shares are subject to a lock-up agreement. All of Mr. Isaacson’s shares have been pledged to Battery Ventures to vote in favor of the proposed merger pursuant to the terms of the Voting Agreement.
(j)	Represents: (i) 8,139 shares owned by Matthew T. Pullam individually, (ii) 27,396 shares of restricted Quovadx common stock subject to the Company’s reacquisition right and subject to vesting; and (iii) 86,249 shares subject to stock options exercisable within 60 days of March 31, 2007 held by Mr. Pullam, of which none is subject to a lock-up agreement. All of Mr. Pullam’s shares have been pledged to Battery Ventures to vote in favor of the proposed merger pursuant to the terms of the Voting Agreement.

(k)	Represents: (i) 60,400 shares owned by Thomas H. Zajac individually; and (ii) 225,000 shares subject to stock options exercisable within 60 days of March 31, 2007 held by Mr. Zajac. Mr. Zajac resigned his position effective March 30, 2007 and as of that date is no longer affiliated with the Company.
(l)	This amount includes: (i) shares subject to stock options exercisable within 60 days of March 31, 2007 held by directors and the executive officers named in the Summary Compensation Table; (ii) the shares of restricted Quovadx common stock held by directors and the executive officers named in the Summary Compensation Table, subject to the Company’s reacquisition right and subject to vesting; (iii) the shares of common stock held by directors and the executive officers named in the Summary Compensation Table (iv) 13,773 shares of common stock held individually by Ms. Wackwitz, 18,658 shares of restricted Quovadx common stock subject to the Company’s reacquisition right and subject to vesting, and 193,193 shares subject to stock options exercisable within 60 days of March 31, 2007 held by Ms. Wackwitz, of which 13,125 shares are subject to a lock-up agreement; (v) 2,478 shares of common stock held individually by Ms. Wilcox, 9,083 shares of restricted Quovadx common stock subject to the Company’s reacquisition right and subject to vesting, and 9,374 shares subject to stock options exercisable within 60 days of March 31, 2007 held by Ms. Wilcox, of which none is subject to a lock-up agreement. All of Ms. Wackwitz’s and Ms. Wilcox’s shares have been pledged to Battery Ventures to vote in favor of the proposed merger pursuant to the terms of the Voting Agreement.

On April 1, 2007, the Company entered into an agreement with Quartzite Holdings, Inc., a subsidiary of Battery Ventures, whereby the company would be merged with a wholly-owned subsidiary of Quartzite Holdings in a transaction that would result in a change in control of Quovadx, Inc. Upon consummation of the merger, all Quovadx common shares issued and outstanding (excluding shares held by any shareholders who perfect their dissenters’ rights) would be automatically converted into the right to receive, in the aggregate, $136.7 million (or approximately $3.15 per share) in cash, subject to a working capital adjustment. All outstanding “in-the-money” options would be accelerated and at closing of the merger would be immediately and automatically converted into the right to receive the difference between $3.15 per option in cash and the exercise price of such option. The agreement includes customary representations, warranties and covenants, including, among others, Quovadx’s covenant not to, and not to permit any affiliate of Quovadx to, solicit alternative transactions or, subject to certain exceptions, participate in discussions relating to any alternative transaction. Consummation of the merger is contingent upon customary closing conditions, regulatory approval and the approval of Quovadx’s shareholders. As a condition to execution of this agreement, all of the Company’s directors, Named Executives and other executive officers agreed to enter into a voting agreement under which they agreed to vote their shares, representing beneficial ownership of approximately 3.9 million shares or approximately 8.49% of the Company’s common stock, in favor of the merger and against competing proposals.

Securities Authorized for Issuance under Equity Compensation Plans

In 2006, our compensation committee pursuant to the authority granted to it in the plans, eliminated the so-called “evergreen” provision of our 1999 Director Stock Option Plan and our 1999 Employee Stock Purchase Plan. The following table provides certain information concerning our equity compensation plans as of December 31, 2006.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders(1)	5,502,189	$3.80(2)	3,358,228(3)

(1)	Information is provided with respect to our 2006 Equity Incentive Plan, 1999 Director Stock Option and 1999 Employee Stock Purchase Plan. The Company has no plans that are not approved by its security holders.
(2)	We are unable to ascertain with specificity the number of securities to be issued upon exercise of outstanding rights under our 1999 Employee Stock Purchase Plan or the weighted average exercise price of outstanding rights under our 1999 Employee Stock Purchase Plan. The 1999 Employee Stock Purchase Plan as amended in 2005, provides that shares of our common stock may be purchased at a per share price equal to 90% of the fair market value of the common stock at the beginning of the offering period or a purchase date applicable to such offering period, whichever is lower.
(3)	This amount includes 2,858,228 shares available for future issuance under our 2006 Equity Incentive Plan, 500,000 shares available for future issuance under our 1999 Director Stock Option Plan and 461,497 shares available for future issuance under our 1999 Employee Stock Purchase Plan as of December 31, 2006.

ITEM 13:	TRANSACTIONS WITH RELATED PERSONS

The board has adopted a policy regarding the review, approval, and monitoring of transactions involving the Company, and any of its subsidiaries, and related persons (directors and senior officers, or their immediate family members, and shareholders owning more than five percent of the Company and their affiliates). Under the policy, the audit committee of the board is charged with determining, based on information supplied by management, whether or not to approve the related-party transaction using such criteria as the committee deems appropriate under the circumstances. In the case of a transaction that involves a director or senior officer of the Company, the decision will be made by the disinterested directors. Management has primary responsibility for ensuring that all such transactions are disclosed and properly approved, however any director with knowledge of such a transaction also has a responsibility to ensure disclosure and proper approval.

Other than the director and executive officer compensation arrangements described elsewhere in this report and the transaction described below, there has not been since the beginning of our last fiscal year, nor is there currently proposed, any transaction or series of similar transactions to which we were or are a party, in which the amount involved exceeds $120,000, and in which any director, executive officer, holder of more than 5% of our common stock or any member of the immediate family of any of these people had or will have a direct or indirect material interest.

In August 2003, we acquired our WebAccel product from CMI Corporate Marketing, Inc. (d/b/a CompuFlex International) (“Compuflex”). Mr. Cory Isaacson, our executive vice president and the president of our Rogue Wave Software division, is the sole stockholder of Compuflex. Through December 31, 2006, Compuflex has received royalty fees of $0.5 million from us in accordance with the terms of the purchase agreement. For each of the next two years ending on September 30, 2007 and 2008, the Company will continue to be obligated to pay royalty fees to Compuflex equal to 20% of the revenue recognized during the preceding year from sales of WebAccel software license fees. In 2006, there were no sales of WebAccel and no additional royalty payments were made.

Director Independence

The board has determined that to be considered independent, an outside director may not have a direct or indirect material relationship with the Company other than his relationship with the Company as one of its directors. A material relationship is one that impairs or inhibits — or has the potential to impair or inhibit — a director’s exercise of critical and disinterested judgment on behalf of the Company and its stockholders. The board consults with the chief legal officer of the Company and outside counsel to ensure that the board’s determinations are consistent with all relevant securities and other laws and regulations regarding the definition of “independent director,” including but not limited to those set forth in pertinent SEC regulations and NASDAQ listing standards as in effect from time to time.

Consistent with these considerations, the board has reviewed all relationships between the Company and the members of the board and affirmatively has determined that all directors are independent directors except Mr. Wagner, who is a Company employee.

ITEM 14:	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The audit committee is directly responsible for the appointment, compensation, and oversight of the Company’s independent registered public accounting firm. The audit committee retained Ernst & Young LLP to audit the Company’s consolidated financial statements for 2005. In 2006, after a comprehensive review process, the audit committee engaged McGladrey & Pullen, LLP to audit the Company’s consolidated financial statements for 2006. The audit committee retained McGladrey & Pullen, LLP to provide other auditing services in 2006. The audit committee understands the need for McGladrey & Pullen to maintain objectivity and independence in its audits of the Company’s financial statements. The audit committee has reviewed all non-audit services provided by McGladrey & Pullen in 2006 and has concluded that the provision of such services was compatible with maintaining McGladrey & Pullen’s independence in the conduct of its auditing functions.

To help ensure the independence of the independent registered public accounting firm, the audit committee has adopted a policy for the pre-approval of all audit and non-audit services to be performed for the Company by its independent registered public accounting firm. Pursuant to this policy, all audit and non-audit services to be performed by the independent registered public accounting firm must be approved in advance by the audit committee. The audit committee may delegate to one or more of its members the authority to grant the required approvals, provided that any exercise of such authority is presented to the full audit committee at its next regularly scheduled meeting.

Aggregate fees billed to the Company and its subsidiaries for the fiscal year ended December 31, 2006 by McGladrey & Pullen, and for the fiscal year ended December 31, 2005 by Ernst & Young, were as follows:

	2006	2005
Audit Fees(a)	$510,000	$803,577
Audit-Related Fees	—	—

Total Audit and Audit-Related Fees	510,000	803,577
Tax Fees(b)	—	31,977

All Other Fees	—	—

Total Fees	$510,000	$835,554

(a)	This category includes fees for the audit of Quovadx’s annual financial statements for the years ended December 31, 2006 and 2005, review of financial statements included in Quovadx’s Form 10-Q Quarterly Reports filed during 2006 and 2005, audits under Sarbanes Oxley Section 404 for internal control over financial reporting, and services that are normally provided by the independent registered public accounting firm with statutory and regulatory filings or engagements for both fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements and the preparation of an annual “management letter” on internal control matters.
(b)	This category includes fees for tax consulting services (e.g., Federal, state and local tax planning or preparation for the Company and its subsidiaries and technical tax advice).

Of the $510,000 aggregate fees paid to McGladrey & Pullen in 2006, 100% were approved by the audit committee. Of the $835,554 aggregate fees paid to Ernst & Young in 2005, 100% were approved by the audit committee.

ITEM 15:	EXHIBITS

Exhibit Number	Description of Document
31.1	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the Town of Greenwood Village, State of Colorado, on this 27th day of April, 2007.

Quovadx, Inc.

By:	/s/Harvey A. Wagner
Harvey A. Wagner
President and Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description of Document
31.1	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.