Form 10-Q
period 2007-03-31
QUOVADX INC
filed 2007-05-04
CIK 1094561

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

At April 20, 2007, 42,235,937 shares of common stock were outstanding.

QUOVADX, INC.

PART I

FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

QUOVADX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2007	2006
	(Unaudited)	(Unaudited)
	(In thousands, except for share and per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$46,379	$15,808
Short-term investments	10,534	14,611
Accounts receivable, net of allowance of $270 and $196, respectively	11,731	13,086
Unbilled accounts receivable	163	1,073
Prepaids and other	2,030	1,393
Assets held for sale — see Note 2	—	22,725

Total current assets	70,837	68,696
Property and equipment, net	3,298	3,418
Software, net	6,267	6,038
Other intangible assets, net	4,833	5,471
Goodwill	33,981	33,981
Restricted cash	135	135
Other assets	5,866	4,235

Total assets	$125,217	$121,974

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,038	$3,701
Accrued liabilities	9,700	16,174
Deferred revenue	15,545	13,230
Liabilities held for sale — see Note 2	—	6,792

Total current liabilities	28,283	39,897
Other long term liabilities	5,135	3,506

Total liabilities	33,418	43,403
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value; 100,000,000 authorized and 42,220,419 and 42,250,290 shares issued and outstanding, respectively	422	422
Accumulated other comprehensive income	1,071	976
Additional paid-in capital	275,195	274,578
Accumulated deficit	(184,889)	(197,405)

Total stockholders’ equity	91,799	78,571

Total liabilities and stockholders’ equity	$125,217	$121,974

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUOVADX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2007	2006
	(Unaudited)
	(In thousands, except for per share amounts)

Revenue:
Software license	$5,120	$5,530
Professional services	1,935	1,319
Recurring services	6,401	9,527

Total revenue	13,456	16,376
Cost of revenue:
Software license	708	1,295
Professional services	1,367	1,257
Recurring services	1,196	4,301

Total cost of revenue	3,271	6,853

Gross profit	10,185	9,523
Operating expenses:
Sales and marketing	4,860	4,399
General and administrative	4,995	4,493
Litigation settlements	—	6,875
Research and development	2,214	1,780
Amortization of acquired intangible assets	637	657

Total operating expenses	12,706	18,204

Loss from continuing operations	(2,521)	(8,681)
Other income (expense), net	79	(9)
Interest income, net	153	392

Loss from continuing operations before income taxes, discontinued operations and cumulative effect of accounting change	(2,289)	(8,298)
Income tax (benefit) expense	(114)	58

Loss from continuing operations	(2,175)	(8,356)
Discontinued operations:
Income (loss) from discontinued operations, net of taxes	(502)	579
Gain on sale of CareScience, net of taxes	15,433	—

Income (loss) before cumulative effect of accounting change	12,756	(7,777)
Cumulative effect of accounting change	—	11

Net income (loss)	$12,756	$(7,766)

Loss from continuing operations before discontinued operations and cumulative effect of accounting change per common share — basic and diluted	$(0.06)	$(0.20)
Income (loss) from discontinued operations, net of taxes per common share — basic and diluted	(0.01)	0.01
Gain on sale of CareScience, net of taxes per common share — basic and diluted	0.37	—
Cumulative effect of accounting change per common share — basic and diluted	—	0.00

Net income (loss) per common share — basic and diluted	$0.30	$(0.19)

Weighted average common shares outstanding — basic and diluted	41,831	41,446

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUOVADX, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

			Accumulated
			Other	Additional
	Common Stock		Comprehensive	Paid-in	Accumulated
	Shares	Amount	Income	Capital	Deficit	Total
	(Unaudited)
	(In thousands)

Balance at January 1, 2007	42,250	$422	$976	$274,578	$(197,405)	$78,571
Net income	—	—	—	—	12,756	12,756
Currency translation adjustment	—	—	95	—	—	95

Comprehensive income						12,851
Stock option exercises and issuances under employee stock purchase plan	48	1	—	60	—	61
Restricted stock canceled and withheld for taxes	(78)	(1)	—	(85)		(86)
Share based compensation	—	—	—	642	—	642
Impact of adoption of FIN 48 — see Note 6	—	—	—	—	(240)	(240)

Balance at March 31, 2007	42,220	$422	$1,071	$275,195	$(184,889)	$91,799

The accompanying notes are an integral part of these consolidated financial statements.

QUOVADX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2007	2006
	(Unaudited)
	(In thousands)

Cash flows from operating activities
Net income (loss)	$12,756	$(7,766)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on sale of discontinued operations	(15,433)	—
Loss (income) from discontinued operations	502	(579)
Deferred income taxes	(240)	—
Depreciation and amortization	979	1,642
Amortization of acquired intangibles	637	657
Share based compensation	369	453
Provision for losses on accounts receivable	78	51
Non-cash items from discontinued operations	768	492
Change in assets and liabilities:
Accounts receivable	1,304	1,346
Unbilled accounts receivable	910	(598)
Prepaids and other	(2,262)	(175)
Accounts payable	(664)	1,562
Accrued liabilities	(5,713)	5,396
Deferred revenue	2,292	359

Net cash provided by (used in) operating activities from continuing operations	(3,717)	2,840

Net cash (used in) operating activities from discontinued operations	(3,289)	(291)

Cash flows from investing activities
Purchase of property and equipment	(308)	(1,449)
Capitalized software	(773)	(936)
Purchases of short-term investments	(47)	(21,145)
Sales of short-term investments	4,125	18,832

Net cash provided by (used in) investing activities from continuing operations	2,997	(4,698)

Net cash provided by (used in) investing activities from discontinued operations	34,409	(201)

Cash flows from financing activities
Proceeds from issuance of common stock	61	29

Net cash provided by financing activities	61	29

Effect of foreign exchange rate changes on cash	110	156

Net increase (decrease) in cash and cash equivalents	30,571	(2,165)
Cash and cash equivalents at beginning of period	15,808	17,806

Cash and cash equivalents at end of period	$46,379	$15,641

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUOVADX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Interim Financial Statements

The accompanying condensed consolidated financial statements of Quovadx, Inc. (“Quovadx,” the “Company,” the “Registrant,” “we” or “us”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures are adequate to make the information presented not misleading. The unaudited financial statements have been prepared on the same basis as our annual financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for a fair presentation in accordance with U.S. generally accepted accounting principles. The results for the three months ended March 31, 2007 are not necessarily indicative of the results expected for the full year. These financial statements should be read in conjunction with the audited financial statements and accompanying notes included in our Annual Report on Form 10-K and Form 10-K/A, for the year ended December 31, 2006.

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

2.	Discontinued Operations — Sale of CareScience

On March 30, 2007, the Company sold its CareScience business to Premier, Inc., (“Premier”). Premier acquired 100% of the outstanding shares of common stock of CareScience Inc. (“CareScience”), a wholly-owned subsidiary of the Company for $34.9 million. The transaction was approved by the Board of Directors of the Company and Premier. The purchase price is subject to a post-closing working capital adjustment. Closing working capital was determined as current assets minus current liabilities, excluding the agreed-upon employee liabilities to be assumed by Premier. The working capital as of March 31, 2007 was negative $2.3 million, which is subject to final agreement between the parties. The difference between the closing working capital of negative $2.3 million and the working capital estimate of negative $1.5 million resulted in a purchase price adjustment of approximately $752,000, which was recorded as a payable to Premier as of March 31, 2007. The estimated final purchase price of $34.0 million was calculated as follows:

Initial Purchase price	$34,900
Employee liabilities paid by Premier	(174)

Cash received	34,726
Working capital adjustment (subject to final agreement)	(752)

Estimated Final purchase price	$33,974

The Company recognized a gain on the sale of CareScience of $15.4 million after transaction related expenses. The sale is not expected to result in an income tax liability since the Company has estimated that the adjusted basis of the CareScience stock will exceed the sale price.

QUOVADX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Table A calculates the gain on sale of CareScience:

Table A

Estimated final purchase price	$33,974
Net assets of CareScience	(16,455)
Sale related expenses	(2,086)

Gain on sale of CareScience	$15,433

Table B calculates the net book value of CareScience, based on the fair value of the assets and liabilities at March 31, 2007:

Table B

March 31,
2007
(In thousands;
unaudited)

Current assets	$2,679
Property, equipment and other assets	1,491
Software, net	1,366
Other intangible assets, net	4,280
Goodwill	12,743

Total Assets	$22,559

Total current liabilities	5,103
Long-term liabilities	1,001

Total liabilities	6,104

Total net assets	$16,455

The balance sheet of the Company as of December 31, 2006 and the condensed consolidated statements of operations for the Company for the three months ended March 31, 2007 and 2006 have been restated to reflect the presentation of CareScience as a discontinued operation. Table C reflects the fair value of the assets and liabilities of CareScience as of December 31, 2006:

Table C

December 31,
2006
(In thousands;
unaudited)

Net book value of discontinued operations:
Current assets	$2,658
Property, equipment and other assets	1,538
Software, net	1,200
Other intangible assets, net	4,586
Goodwill	12,743

Total Assets	$22,725

Current liabilities	5,740
Long-term liabilities	1,052

Total liabilities	6,792

Total net assets	$15,933

QUOVADX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Table D reflects CareScience’s summarized results of operations for the three months ended March 31, 2007 and 2006 that have been restated to reflect the presentation of CareScience as a discontinued operation in the Company’s condensed consolidated statements of operations:

	Three Months Ended March 31,
Table D	2007	2006
	(In thousands; Unaudited)

Revenue:
Software license	$1,319	$1,498
Professional services	1,483	1,626
Recurring services	601	877

Total revenue	$3,403	$4,001
Cost of revenue:
Software license	716	592
Professional services	568	549
Recurring services	932	761

Total cost of revenue	2,216	1,902

Gross profit	1,187	2,099
Total operating expenses	1,689	1,520

Net income (loss) from discontinued operations	$(502)	$579

The Company will have no additional cash flows or results from operations from CareScience in the future. Further, no additional post-closing liabilities were recorded as of March 31, 2007. At the time of closing, the Company and Premier entered into a Transition Services Agreement (“TSA”) whereby the Company is obligated for a period of 90 days to perform various transition services including the remittance of customer payments collected by the Company on Premier’s behalf, the transfer of title to the assets and trademarks acquired, customer and vendor consents that may be required, corporate level services in certain areas such as email and network access and certain marketing programs and collateral, website maintenance, ongoing telecommunications services, data transfer, transfer of corporate records and other items specified in the TSA. Premier is obligated to reimburse the Company for any third-party costs incurred by the Company on Premier’s behalf, but is not obligated to reimburse the Company for costs associated with the employees performing these transition services. If the services to be provided to Premier are not completed within the specified 90 day period post-closing, the Company will have the ability to bill Premier at an agreed-upon rate. The Company and Premier expect to complete all obligations specified in the TSA within the 90 day post-closing period.

3.	Merger Agreement with Battery Ventures

On April 1, 2007, Quovadx Inc. and Battery Ventures entered into a definitive agreement whereby Battery Ventures agreed to acquire 100% of the outstanding shares of the common stock of Quovadx, Inc. for $136.7 million in cash, (or approximately $3.15 per share), subject to a working capital adjustment at closing, payable to Quovadx stockholders upon consummation of the transaction. On May 4, 2007, the parties signed an amended and restated merger agreement to eliminate the closing working capital adjustment and fix the purchase price at $139.1 million (or approximately $3.20 per share). The merger agreement and the transactions contemplated thereby were unanimously approved, and recommended to the Company’s stockholders, by the Company’s Board of Directors.

QUOVADX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pursuant to the merger agreement, at the effective time of the merger, all Quovadx common shares issued and outstanding will be immediately and automatically canceled and converted into the right to receive the cash consideration. All outstanding stock options will be accelerated and at closing of the merger will be immediately and automatically converted into the right to receive cash in an amount, if any, equal to the per share merger consideration after deducting option exercise expenses. Additionally, at closing of the merger all outstanding shares of restricted stock will be accelerated and will be immediately and automatically converted into the right to receive cash in an amount equal to the per share merger consideration.

Consummation of the merger, which the Company expects to occur within the next 90 days, is contingent upon customary closing conditions, regulatory approval and the approval of the Company’s stockholders. The merger agreement contains certain termination rights for Quovadx and Battery Ventures, and provides that, upon termination of the merger agreement under specified circumstances, Quovadx will be required to pay Battery Ventures a termination fee of 3.5% of the total merger consideration.

4.	Retention Costs

At the time the Company announced the strategic alternative review process on August 31, 2006, the Company entered into agreements with certain key employees that provide for retention bonuses if the employees remain with the Company as it explored various strategic alternatives. Also on August 31, 2006, all the executive employment agreements were amended to provide certain additional benefits in the event of a change-in-control. The details of these agreements are fully described in our 2006 Annual Report on Form 10-K and Form 10-K/A previously filed.

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

In connection with the March 30, 2007 sale of CareScience, all unvested retention bonus amounts for CareScience employees were accelerated. The amounts of the unvested retention bonuses that were accelerated for CareScience employees was $116,000. In connection with the sale of CareScience, certain executives of the Company were awarded transaction bonuses totaling approximately $0.6 million, or 1.7% of the sale price of $34.0 million, which were paid in the Company’s second quarter ending June 30, 2007.

The table below summarizes the expenses incurred in the first quarter 2007 related to the cash retention bonuses by reportable segment and the total retention liability (dollars in thousands).

	Cumulative	Retention Bonus	Cumulative
	Accrual at	Expense	Accrual at	Estimated
	December 31,	Three Months Ended	March 31,	Maximum
	2006	March 31, 2007	2007	Liability

ISD	$97	$75	$172	$292
Rogue Wave	84	63	147	251
Corporate	116	82	198	348

Total	$297	$220	$517	$891

QUOVADX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Share Based Compensation

At March 31, 2007, the Company had two stock option plans and one employee stock purchase plan. The 2006 Equity Incentive Plan (“2006 Plan”) provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards, performance cash awards and other forms of equity compensation to employees, directors and consultants. Stock options are granted with an exercise price not less than fair market value of the common stock on the date of the grant. Vesting schedules for these grants under the 2006 Plan are specified at the time of grant, and range from one to four years. The options generally expire seven to ten years after the date of grant. The 2006 Plan has a term of ten years, unless sooner terminated. At March 31, 2007, there were 2,980,561 shares available for grant under the 2006 Plan.

The 1999 Director Option Plan (the “Director Plan”) provides for grants to members of the board of directors who are not employees of Quovadx. Non-employee directors are automatically granted options to purchase shares of common stock each year on the date of our annual stockholders’ meeting. Options granted under the Director Plan vest one year after the date of grant and expire ten years after the date of grant. The Director Plan has a term of ten years, unless sooner terminated. At March 31, 2007, there were 500,000 shares available for grant under the Director Plan.

The employee stock purchase plan (the “ESPP”), allows employees to purchase stock through payroll deductions. The price that employees pay for the stock purchased is equal to 90% of the market price of the common stock on the last trading day of the respective offering period. The 10% discount is recorded as compensation expense ratably over the contribution period. The ESPP provides for two six-month offering periods each year, ending on April 30 and October 31, respectively. At March 31, 2007, there were 461,497 shares available for grant under the ESPP.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS No. 123R”), “Share-Based Payment,” using the modified prospective transition method. The Company determined the fair value of these awards using the Black-Scholes option pricing model. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions. The expected life selected for options granted during the quarter represents the period of time that the options are expected to be outstanding based on historical data of option holder exercise and termination behavior. Expected volatilities are based upon historical volatility of the Company’s monthly stock closing prices over a period equal to the expected life of each option grant. The risk-free interest rate was selected based on yields from U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of the options being valued. The Company historically has not paid dividends. The forfeiture rate used to calculate share based compensation is based on historical data on options and restricted stock that employees forfeited when their employment was terminated.

	Three Months Ended	Year Ended
	March 31, 2007	December 31, 2006

Risk free interest rate	4.48%	4.56%
Expected volatility factor	81%	80%
Expected option term in years	6.5	6.5
Forfeiture rate	20.88%	20.88%

The Company recorded pretax compensation expense, excluding expense associated with awards to CareScience employees, of $455,000 and $470,000 for the three months ended March 31, 2007 and 2006, respectively. Share based compensation for CareScience totaled $40,000 and $34,000 for the three months ended March 31, 2007 and 2006, respectively. The expenses used to calculate the gain on the sale of CareScience included share based compensation expense of $232,000, which was attributable to the acceleration of vesting of 62,500 restricted stock awards and 82,033 options related to change in control agreements

QUOVADX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

with certain employees of CareScience. Share based compensation is included in each expense category that includes salary expense. The Company has recorded a full valuation allowance associated with its deferred tax assets, therefore, no tax benefit was recognized for the three months ended March 31, 2007 and 2006.

Prior to adoption of SFAS No 123R, the cancellation of stock options was accounted for based on actual cancellations during the reporting period. Under SFAS No. 123R the Company is required to estimate forfeitures. This change in accounting estimate had a cumulative effect of an $11,000 benefit which was recorded in the first quarter of 2006. The cumulative effect represents the difference between the compensation cost previously reported and the amount of compensation cost that would have been recognized had the Company been estimating forfeitures since the date of grant.

The following table summarizes the stock options outstanding at March 31, 2007.

			Weighted Average
			Remaining	Aggregate
	Number of	Weighted Average	Contractual	Intrinsic
	Shares	Exercise Price	Life (Years)	Value
	(In thousands)

Options outstanding, December 31, 2006	5,502,189	$3.80
Less: options exercised	(46,574)	1.24
Less: options canceled	(96,712)	6.60

Options outstanding, March 31, 2007	5,358,903	$3.78	6.40	$2,259

Exercisable at March 31, 2007	4,511,270	$4.01	6.25	$2,040

The total intrinsic value of options exercised during the three months ended March 31, 2007 and 2006 was $68,143 and $46,660, respectively. Intrinsic value is defined as the excess of the market value over the option exercise price for all option shares that are “in-the-money”.

The following table summarizes the restricted share unit awards.

			Weighted Average
		Weighted Average	Remaining
		Grant Date	Contractual
	Units	Fair Value	Life (Years)

Unvested restricted stock awards at December 31, 2006	451,424	$2.85
Vested	(182,829)	2.87

Unvested restricted stock awards at March 31, 2007	268,595	$2.84	1.54

As of March 31, 2007, there was $1.6 million of total unrecognized compensation expense related to unvested share based compensation agreements granted under the Company’s plans, including stock options and restricted stock awards. If the merger with Battery Ventures is consummated, all outstanding “in-the-money” options will be accelerated and at the closing of the merger will be immediately and automatically converted into the right to receive cash in an amount, if any, equal to the per share merger consideration after deducting option exercise expenses, in accordance with the proposed merger agreement.

6.	Net Loss per Common Share

Net loss per common share (“EPS”) is calculated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share.” Under the provisions of SFAS No. 128, basic EPS is

QUOVADX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if stock options were exercised, resulting in the issuance of common stock that would share in the earnings of the Company. Potential dilution of the stock options exercisable into common stock is computed using the treasury stock method based on the average fair market value of the stock. As the Company has a net loss from continuing operations, the effect of all common stock equivalents is excluded from the computation of diluted EPS since their effect would decrease the loss per share. The diluted weighted average common shares calculation for the three months ended March 31, 2007 and 2006 excludes 1,181,880 and 1,404,051 options and unvested restricted stock awards, respectively, to purchase common stock since their effect would have been anti-dilutive under the treasury stock method.

7.  Income Taxes — Implementation of FIN 48

On January 1, 2007, the Company adopted Financial Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” As a result of adoption, the Company recorded an initial amount for the previously unrecognized tax liability in the first quarter of 2007 of $0.2 million, which was recorded as a reduction of the balance of retained earnings as of January 1, 2007. The increase in unrecognized tax liabilities is comprised of $0.1 million relating to penalties and interest that may be assessed against the Company due to the 2003 and 2004 federal income tax returns that were submitted after the initial statutory filing deadlines, and $0.1 million related to foreign operations.

In addition, a liability of $0.9 million for unrecognized tax benefits was recorded as a reduction of the valuation allowance. This amount relates to the uncertainty of the utilization of research and development tax credits (“R&D”) that were previously recorded as a deferred tax asset, and may affect the company’s effective tax rates if not realized. The Company does not expect the amounts of unrecognized benefits to change significantly in the next 12 months.

As of March 31, 2007, the Company recognized an estimated liability of $0.1 million associated with possible penalty and interest assessments attributable to the late filings of U.S. Federal income tax returns for the tax years 2003 and 2004. The Company recognizes penalties and interest accrued related to unrecognized tax benefits as a deferred tax liability, which is included in other long-term liabilities in the March 31, 2007 condensed consolidated balance sheet. The Company will recognize future interest expense and penalties related to unrecognized tax benefits in income tax expense.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The Company’s U.S. Federal income tax returns remain subject to examination for all tax years ended on or after December 31, 1993, with regard to all tax positions and results reported, including the previously reported NOLs and R&D credits, which may be utilized in future years.

8.	Segment Information

Segment information has been prepared in accordance with FASB SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The Company defines operating segments as components of an enterprise for which discrete financial information is available and is reviewed regularly by the chief operating decision-maker and decision-making group, to evaluate performance and to make operating and investing decisions. A breakout of certain assets and capital expenditures by segment is provided to the chief operating decision maker and decision-making group. Accounting policies of the segments are the same as those described in the summary of significant accounting policies.

QUOVADX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s operations consist of two divisions; the Integration Solutions division (“ISD”), which primarily offers private and public healthcare organizations interoperability solutions for clinical and financial integration, and the Rogue Wave Software division, which provides reusable software components and services to professional developers for enterprise-class application development. The primary support functions provided by the corporate organization for the operating segments include general accounting, tax preparation and compliance, treasury, investor relations, billing, collection, accounts payable, budgeting, legal support for contracting and compliance, human resources, public relations, marketing, facilities support and core IT infrastructure.

Segment information for the three months ended March 31, 2007 and 2006 is as follows:

March 31, 2007	ISD	Rogue Wave	Corporate	Total

Revenue:
Software license	$1,518	$3,602		$5,120
Professional services	1,543	392		1,935
Recurring services	3,439	2,962		6,401

Total revenue	6,500	6,956		13,456
Cost of revenue:
Software license	375	333		708
Professional services	953	414		1,367
Recurring services	928	268		1,196

Total cost of revenue	2,256	1,015		3,271

Gross profit	4,244	5,941		10,185
Operating expenses	3,358	4,477	$4,871	12,706

Income (loss) from continuing operations	$886	$1,464	$(4,871)	(2,521)

Other income, net				79
Interest income, net				153

Loss from continuing operations before income taxes and discontinued operations				(2,289)
Income tax benefit				(114)

Loss from continuing operations				(2,175)
Loss from discontinued operations				(502)
Gain on sale of CareScience, net of taxes				15,433

Net income				$12,756

QUOVADX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

March 31, 2006	ISD	Rogue Wave	Corporate	Total

Revenue:
Software license	$1,985	$3,545		$5,530
Professional services	1,163	156		1,319
Recurring services	6,649	2,878		9,527

Total revenue	9,797	6,579		16,376
Cost of revenue:
Software license	892	403		1,295
Professional services	1,040	217		1,257
Recurring services	4,047	254		4,301

Total cost of revenue	5,979	874		6,853

Gross profit	3,818	5,705		9,523
Operating expenses	3,440	3,466	$11,298	18,204

Income (loss) from continuing operations	$378	$2,239	$(11,298)	(8,681)

Other expense, net				(9)
Interest income, net				392

Loss from continuing operations before income taxes, discontinued operations and cumulative effect of accounting change				(8,298)
Income tax expense				58

Loss from continuing operations				(8,356)
Income from discontinued operations				579

Loss before cumulative effect of accounting change				(7,777)
Cumulative effect of accounting change				11

Net loss				$(7,766)

The following are the assets and related amortization by segment for the three months ending March 31, 2007 and 2006.

	ISD	Rogue Wave	Total

March 31, 2007
Software, net	$2,113	$4,154	$6,267
Other intangible assets, net	1,700	3,133	4,833
Goodwill	—	33,981	33,981
Capitalized software amortization	227	317	544
Intangible amortization	178	459	637
March 31, 2006
Software, net	$3,350	$3,207	$6,557
Other intangible assets, net	2,428	4,967	7,395
Goodwill	—	33,981	33,981
Capitalized software amortization	1,070	208	1,278
Intangible amortization	198	459	657

QUOVADX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Other Intangible Assets and Goodwill

Amortizable intangible assets recognized in the Company’s acquisitions are being amortized over their estimated useful lives. Customer base assets are amortized over a weighted average life of 6.5 years and trade names are amortized over 5 years. Amortization expense related to intangible assets was $0.6 million and $0.7 million for the three month periods ended March 31, 2007 and 2006, respectively. The following table provides information relating to the Company’s intangible assets as of March 31, 2007 and December 31, 2006 (in thousands):

	March 31, 2007			December 31, 2006
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value

Customer base	$13,930	$(9,280)	$4,650	$13,930	$(8,668)	$5,262
Trade name	559	(376)	183	559	(350)	209
Other	2,178	(2,178)	—	2,178	(2,178)	—

Total	$16,667	$(11,834)	$4,833	$16,667	$11,196	$5,471

10.	Software

The following table provides information relating to the Company’s capitalized and acquired software as of March 31, 2007 and December 31, 2006 (in thousands):

	March 31, 2007			December 31, 2006
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value

Acquired software	$26,249	$(24,830)	$1,419	$26,249	$(24,623)	$1,626
Capitalized software	13,358	(8,510)	4,848	12,585	(8,173)	4,412

Total	$39,607	$(33,340)	$6,267	$38,834	$(32,796)	$6,038

Capitalized software development costs are amortized on a straight-line basis over an estimated useful life, which is generally three years. Capitalized software acquired through business combinations is amortized on a straight line basis over an estimated useful life which is generally three or five years. Amortization expense related to capitalized software assets was $0.5 million and $1.3 million for the three months ended March 31, 2007 and 2006, respectively. Total capitalized software costs for the three months ended March 31, 2007 and 2006 were $0.8 million and $0.9 million, respectively.

11.	Comprehensive Income (Loss)

Total comprehensive income (loss) for the three months ended March 31, 2007 and 2006 was as follows:

	Three Months Ended
	March 31,
	2006	2005
	(In thousands)

Net income (loss)	$12,756	$(7,766)
Other comprehensive income	95	140

Comprehensive income (loss)	$12,851	$(7,626)

During the three months ended March 31, 2007 and 2006, comprehensive income (loss) included the change in foreign currency translation. The foreign currency translation amounts relate to our foreign subsidiaries in Europe.

QUOVADX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Commitments and Contingencies

Contingencies

On November 14, 2001, a stockholder class action complaint was filed in the United States District Court, Southern District of New York. On April 19, 2002, plaintiffs filed an amended complaint. The amended complaint asserts that the prospectus from the Company’s February 10, 2000 initial public offering (“IPO”) failed to disclose certain alleged improper actions by various underwriters for the offering in the allocation of the IPO shares. The amended complaint alleges claims against certain underwriters, the Company and certain officers and directors under the Securities Act of 1933, as amended (the “Securities Act”) and the Securities Exchange Act of 1934, as amended (the “Exchange Act”)(Bartula v. XCare.net, Inc., et al., Case No. 01-CV-10075). Similar complaints have been filed concerning more than 300 other IPO’s; all of these cases have been coordinated as In re Initial Public Offering Securities Litigation, 21 MC 92. In a negotiated agreement, individual defendants, including all of the individuals named in the complaint filed against the Company, were dismissed without prejudice, subject to a tolling agreement. Issuer and underwriter defendants in these cases filed motions to dismiss and, on February 19, 2003, the court issued an opinion and order on those motions that dismissed selected claims against certain defendants, including the Rule 10b-5 fraud claims under the Exchange Act against the Company, leaving only the Section 11 strict liability claims under the Securities Act against the Company. A committee of our Board of Directors has approved a settlement proposal made by the plaintiffs. Specifically, under the terms of the settlement, in exchange for a $1 billion guaranteed recovery to be divided pro rata by participating issuer defendants and an assignment of claims that the issuer defendants may have against the underwriter defendants, the plaintiffs would dismiss with prejudice and release their claims against the issuer defendants, including the Company. On October 13, 2004 the court certified classes of shareholders in six test cases that were selected by the underwriters and plaintiffs out of the 310 consolidated actions in the coordinated proceeding. On February 15, 2005, the court issued an order granting conditional preliminary approval of the settlement. On August 31, 2005, the court entered an order confirming its preliminary approval of the settlement. On April 24, 2006, the court held a fairness hearing in connection with the motion for final approval of the settlement, but has not yet issued a ruling on the motion for final approval at the fairness hearing. The settlement remains subject to a number of conditions, including final approval of the court. On December 5, 2006, the Court of Appeals for the Second Circuit reversed the court’s order certifying a class in the six test cases and on April 6, 2007, the Court of Appeals issued an order denying rehearing but noting that plaintiffs may seek certification of a “more modest” class. The Company is not one of the test cases, and it is unclear what impact this will have on the Company’s case. The Company’s director and officer insurance policy covering these claims is expected to be sufficient to cover any share of the recovery that is ultimately allocated to the Company under the terms of the settlement. If the settlement is not achieved, the Company will continue to aggressively defend the claims. We do not believe that the outcome of this action will have a material adverse effect on our financial position, results of operations or liquidity; however, litigation is inherently uncertain and we can make no assurance as to the ultimate outcome or effect.

On May 17, 2004, a purported class action complaint was filed in the United States District Court for the District of Colorado, entitled Henderson v. Quovadx, Inc. et al, Case No. 04-M-1006 (OES), against Quovadx, its former Chief Executive Officer, its former Chief Financial Officer and members of its Board of Directors. The complaint alleged violations of Sections 11 and 15 of the Securities Act, purportedly on behalf of all former stockholders of Rogue Wave Software, Inc. who acquired Quovadx common stock in connection with the Company’s exchange offer for all outstanding shares of Rogue Wave Software, which became effective December 19, 2003. The Securities Act claims were based upon similar theories and allegations as asserted in the Heller case described above, and includes an additional allegation that the Infotech revenue was falsely recognized as part of a fraud to inflate Quovadx’ stock price for the Rogue Wave Software acquisition. On June 29, 2005, the court appointed Special Situations Fund III, L.P. and three other related funds (collectively, “SSF”) as lead plaintiffs. On August 1, 2005, the court approved the appointment of SSF’s counsel as lead

QUOVADX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

counsel and the Company and the individual defendants filed answers, denying allegations of wrongdoing and asserting various affirmative defenses. On May 30, 2006, the court dismissed without prejudice the claims against the individual defendants, leaving the Company as the sole remaining defendant in the litigation. On December 26, 2006, Quovadx reached a settlement agreement with lead plaintiffs and the parties executed a memorandum of understanding (“MOU”). The comprehensive settlement agreement, in the form of a Stipulation of Settlement, was executed by the parties and filed with the court on January 26, 2007. Under the terms of the settlement, on January 16, 2007, Quovadx paid $7.8 million into a settlement fund created for the benefit of the class members in exchange for their release, with prejudice, of all claims that were or could have been asserted by SSF and the class members against the Company and the former individual defendants arising out of or relating to the acquisition of Quovadx common stock in connection with Quovadx’s December 2003 exchange offer. SSF’s attorneys’ fees and expenses, in amounts approved by the Court, as well as the cost of administering the settlement and providing notice to the class members, will be paid from the settlement fund. The court granted final approval to the settlement as set forth in the Stipulation of Settlement and judgment was entered by the court on May 4, 2007. The class members have 30 days from the date judgment is entered to file any notice of appeal. Because no class member filed a timely objection to the settlement, however, no class member has standing to appeal the judgment.

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

The Company acquired its WebAccel product from CMI Corporate Marketing, d/b/a Compuflex International (“Compuflex”) in August, 2003. The current President of our Rogue Wave Software division is the sole stockholder of Compuflex. For each of the next two years ending on September 30, 2007 and 2008 remaining in the contract, the Company is obligated to pay additional royalty fees to Compuflex equal to 20 percent of the revenue recognized during the preceding four fiscal quarters from sales of WebAccel software license fees. For the three months ended March 31, 2007 and 2006 there have been no sales of WebAccel and consequently no additional royalty payments have been made.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed financial statements and the related notes that appear elsewhere in this document.

FORWARD-LOOKING STATEMENTS

All statements, trend analysis and other information contained in this Quarterly Report on Form 10-Q of Quovadx, Inc. (“Quovadx,” the “Company,” the “Registrant,” “we” or “us”) are forward-looking statements within the meaning of the Private-Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, discussion relative to markets for our products and trends in revenue, gross margins, anticipated expense levels, net income (loss), cash flows, as well as other statements including words such as “anticipate,” “believe,” “plan,” “estimate,” “expect” and “intend” and other similar expressions. All statements regarding the Company’s expected financial position and operating results, business strategy, financing plans, and forecast trends relating to our industry are forward-looking statements.

Forward-looking statements are subject to business and economic risks and uncertainties, and our actual results of operations may differ materially from those contained in the forward-looking statements. Factors that could cause or contribute to such differences are fully described in our 2006 Annual Report on Form 10-K and Form 10-K/A and updated in Part II, Item 1A.

Overview

Quovadx offers software and services for application and system development, extension, integration and analysis to enterprise customers worldwide. As of March 30, 2007, Quovadx is comprised of two divisions: the Integration Solutions division (“ISD”), which offers private and public healthcare organizations software infrastructure to facilitate system interoperability and leverage existing technology; and the Rogue Wave Software division (“Rogue Wave”), which provides reusable software components and services to professional developers for enterprise-class application development and high performance service-oriented architecture (“SOA”). A third business unit, CareScience, Inc. (“CareScience”), which provides care management and analytical solutions to hospitals and health systems, was sold in the first quarter.

Sale of CareScience

On March 30, 2007, the Company sold its CareScience business to Premier, Inc., (“Premier”). Premier acquired 100% of the outstanding shares of common stock of CareScience Inc., a wholly-owned subsidiary of the Company for $34.9 million, subject to a closing adjustment. The transaction was approved by the respective Board of Directors of the Company and of Premier. The final purchase price is subject to a post-closing working capital adjustment determined as current assets minus current liabilities, excluding the agreed-upon employee liabilities to be assumed by Premier. The Company believes that the final working capital as of March 31, 2007 was negative $2.3 million, which would result in a decrease to the purchase price of $0.8 million. The $0.8 million estimated payment was recorded as a payable to Premier as of March 31, 2007. The final amount will be paid upon final agreement with Premier. The final closing working capital is subject to agreement between the parties.

The closing working capital at CareScience was lower than what we had originally estimated at closing primarily for the following reasons:

•	CareScience revenue was approximately $0.5 million lower than forecast due to lower consulting revenue and lower recurring revenue realized as a result of end-of-quarter contract renewals.

•	CareScience transaction-related expenses were higher than expected.

•	We collected more cash from CareScience customers within the quarter, which benefited the consolidated company’s cash balance, but resulted in a lower than expected ending accounts receivable balance at closing.

Proposed Change-of-Control Merger

On April 1, 2007, Quovadx Inc. and Battery Ventures entered into a definitive agreement whereby Battery Ventures agreed to acquire 100% of the outstanding shares of the common stock of Quovadx, Inc. for $136.7 million in cash, (or approximately $3.15 per share), subject to a working capital adjustment at closing, payable to Quovadx stockholders upon consummation of the transaction. On May 4, 2007, the parties signed an amended and restated merger agreement to eliminate the closing working capital adjustment and fix the purchase price at $139.1 million (or approximately $3.20 per share). The merger agreement and the transactions contemplated thereby were unanimously approved, and recommended to the Company’s stockholders, by the Company’s Board of Directors.

Pursuant to the merger agreement, at the effective time of the merger, all Quovadx common shares issued and outstanding will be immediately and automatically canceled and converted into the right to receive the cash consideration. All outstanding stock options will be accelerated and at closing of the merger will be immediately and automatically converted into the right to receive cash in an amount, if any, equal to the per share merger consideration after deducting option exercise expenses. Additionally, at closing of the merger all outstanding shares of restricted stock will be accelerated and will be immediately and automatically converted into the right to receive cash in an amount equal to the per share merger consideration.

Consummation of the merger, which the Company expects to occur within the next 90 days, is contingent upon customary closing conditions, regulatory approval and the approval of the Company’s stockholders. The merger agreement contains certain termination rights for Quovadx and Battery Ventures, and provides that, upon termination of the merger agreement under specified circumstances; Quovadx will be required to pay Battery Ventures a termination fee of 3.5% of the total merger consideration.

Quarterly Results

The following table represents total revenue amounts in thousands and percentages by division (amounts in thousands):

	Three Months Ended March 31,
	Revenue		Percentage
Division	2007	2006	2007	2006

ISD	$6,500	$9,797	48%	60%
Rogue Wave	6,956	6,579	52	40

Total	$13,456	$16,376	100%	100%

Total revenue for ISD decreased primarily due to the expiration of the contract with the Medical University of South Carolina (“MUSC”) on December 31, 2006. The outsourcing contract with the MUSC for the three months ended March 31, 2006, totaled $3.4 million which was approximately 20% of total Company revenue and 35% of total ISD revenue. Operating income generated by the MUSC contract totaled $0.6 million for the three months ended March 31, 2006.

Total revenue for Rogue Wave increased primarily due to additional consulting services.

The following table represents income (loss) from continuing operations by division before allocations of corporate selling, general and administrative, and other income and expenses (amounts in thousands):

	Income (Loss) from Operations
Division	2007	2006

ISD	$886	$378
Rogue Wave	1,464	2,239
Corporate	(4,871)	(11,298)

Total	$(2,521)	$(8,681)

Loss from continuing operations decreased $6.2 million primarily as a result of lower legal settlements, and lower capitalized software amortization. The first quarter of 2006 included a $6.9 million legal accrual associated with the Section 10b, Section 11 and derivatives lawsuits. Capitalized software amortization was lower in the first quarter of 2007 since an acquired software asset became fully amortized in 2006. The aforementioned reductions were offset by reduced income from the expiration of the MUSC contract and higher sales and marketing expenses in RogueWave related to our Hydra product offerings.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company relied on significant estimates in preparing the financial statements, allocating the purchase price of its acquisitions to the assets and liabilities acquired, evaluating the adequacy of the allowance for bad debt, the percentage of completion of fixed priced professional service contracts, the recoverability of deferred tax assets and the recoverability of capitalized software costs. Actual results could differ from those estimates. The Company believes that the following accounting policies involve a higher degree of judgment and complexity. A complete list of the Company’s critical accounting policies and estimates is included in our 2006 Annual Report on Form 10-K. There have been no changes to the accounting policies and estimates described in our 2006 Annual Report on Form 10-K and 10-K/A.

Income Taxes — Implementation of FIN 48

On January 1, 2007, the Company adopted Financial Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” As a result of adoption, the Company recorded an initial amount for the previously unrecognized tax liability in the first quarter of 2007 of $0.2 million, which was recorded as a reduction of the balance of retained earnings as of January 1, 2007. The increase in unrecognized tax liabilities is comprised of $0.1 million relating to penalties and interest that may be assessed against the Company due to the 2003 and 2004 federal income tax returns that were submitted after the initial statutory filing deadlines, and $0.1 million related to foreign operations.

In addition, a liability of $0.9 million for unrecognized tax benefits was recorded as a reduction of the valuation allowance. This amount relates to the uncertainty of the utilization of research and development tax credits (“R&D”) that were previously recorded as a deferred tax asset, and may affect the company’s effective tax rates if not realized. The Company does not expect the amounts of unrecognized benefits to change significantly in the next 12 months.

As of March 31, 2007, the Company recognized an estimated liability of $0.1 million associated with possible penalty and interest assessments attributable to the late filings of U.S. Federal income tax returns for the tax years 2003 and 2004. The Company recognizes penalties and interest accrued related to unrecognized tax benefits as a deferred tax liability, which is included in other long-term liabilities in the March 31, 2007 condensed consolidated balance sheet. The Company will recognize future interest expense and penalties related to unrecognized tax benefits in income tax expense.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The Company’s U.S. Federal income tax returns remain subject to examination for all tax years ended on or after December 31, 1993, with regard to all tax positions and results reported, including the previously reported NOLs and R&D credits, which may be utilized in future years.

Results of Operations

The following table sets forth the statements of operations for the total company as a percent of total revenue:

	Three Months Ended March 31,
	2007		2006
		% of Revenue		% of Revenue	Change

Revenue:
Software license	$5,120	38%	$5,530	34%	$(410)
Professional services	1,935	14	1,319	8	616
Recurring services	6,401	48	9,527	58	(3,126)

Total revenue	13,456	100	16,376	100	(2,920)
Cost of revenue:
Software license	708	5	1,295	8	(587)
Professional services	1,367	10	1,257	8	110
Recurring services	1,196	9	4,301	26	(3,105)

Total cost of revenue	3,271	24	6,853	42	(3,582)

Gross profit	10,185	76	9,523	58	662
Operating expenses:
Sales and marketing	4,860	36	4,399	27	461
General and administrative	4,995	37	4,493	27	502
Litigation settlements	—	—	6,875	42	(6,875)
Research and development	2,214	17	1,780	11	434
Amortization of acquired intangible assets	637	5	657	4	(20)

Total operating expenses	12,706	95	18,204	111	(5,498)

Loss from continuing operations	(2,521)	(19)	(8,681)	(53)	6,160
Other income (expense), net	79	1	(9)	—	88
Interest income, net	153	1	392	2	(239)

Loss from continuing operations before income taxes, discontinued operations and cumulative effect of accounting change	(2,289)	(17)	(8,298)	(51)	6,009
Income tax (benefit) expense	(114)	(1)	58	—	(172)

Loss from continuing operations	(2,175)	(16)	(8,356)	(51)	6,181
Discontinued operations:
Income (loss) from discontinued operations	(502)	(4)	579	4	(1,081)
Gain on sale of CareScience, net of taxes	15,433	115%	—	—	15,433

Income (loss) before cumulative effect of accounting change	12,756	95%	(7,777)	(47)	20,533
Cumulative effect of accounting change	—	—	11	—	(11)

Net income (loss)	$12,756	95%	$(7,766)	(47)%	$20,522

Comparison of the Company’s Results for the Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006.

Total revenue.  Total revenue decreased $2.9 million, or 18%, in the first quarter of 2007 compared to 2006. Recurring services revenue decreased $3.1 million, or 33%, in ISD due to the expiration of the MUSC contract on December 31, 2006. Software license revenue decreased $0.4 million, or 7%, primarily due to a decrease in third party royalties in ISD. Professional services revenue increased $0.6 million, or 47%, primarily as a result of an increase in implementation services in 2007 for CLOVERLEAF® products in ISD of $0.4 million. Additionally, Rogue Wave experienced an increase of $0.2 million in professional services revenue due to additional projects for classic consulting services offerings.

Cost of revenue.  Cost of revenue decreased $3.6 million, or 52%, in 2007. Recurring cost of revenue decreased $3.1 million, or 72%, due to the expiration of the MUSC contract. License cost of revenue decreased $0.6 million, or 45%, primarily due to lower software amortization expenses in ISD as a result of the developed technology asset acquired in the Healthcare.com acquisition becoming fully amortized in 2006.

Sales and marketing.  Sales and marketing expenses increased $0.5 million, or 11%, primarily due to additional marketing costs for the Hydra product of $0.3 million and increased salary and related expenses in Rogue Wave of $0.5 million. Offsetting the increases in Rogue Wave was a decrease in ISD of $0.3 million due to lower marketing expenses in 2007 as compared to the same period in 2006.

General and administrative.  General and administrative expenses increased $0.5 million, or 11%, primarily due to an increase in professional services expense of $0.5 million attributable to investment banking fees arising from the fairness opinion prepared by our financial advisor in connection with the proposed merger agreement with Battery Ventures.

Litigation settlement.  The decrease is related to the accruals in the first quarter of 2006 of $6.9 million, for the settlement of certain suits against the Company.

Research and development.  Research and development expenses increased $0.4 million, or 24%, primarily as a result of lower capitalization of software development costs of approximately $0.2 million, as well as an increase in non-capitalizable contractor expense associated with our Hydra projects in Rogue Wave. We continue to monitor the recoverability of Hydra related capitalized software costs, which had a net book value of $2.7 million at March 31, 2007. Since the Hydra product is in the early stages of its life cycle, revenues are low. We expect Hydra revenues to increase over time, but if there are indicators that future Hydra revenue is lower than our forecasts and the net realizable value is less than the carrying value, an impairment may be recorded.

Interest income, net.  Interest income on cash and cash equivalents decreased $0.2 million in the three months ended March 31, 2007 over the same period in 2006, primarily due to interest received on a note receivable from a customer. The note receivable was paid in full in the first quarter of 2006.

Income tax.  Income taxes is primarily a result of taxable income from our international operations. The increase in income tax benefit of $0.2 million is primarily due to the partial release of valuation recorded against deferred tax assets in our international operations of $0.5 million, offset by current period state income tax expense of $0.3 million.

Income (loss) from discontinued operations.  CareScience operating income, which has been restated to reflect the presentation of CareScience as a discontinued operation, decreased $1.1 million for the three months ended March 31, 2007 compared to the same period 2006. The decrease in income is due to lower revenue of $0.6 million, or 15%, due primarily to the renewal of certain CareScience contracts at lower overall contract values and lower consulting revenue in the current period. Additionally, cost of revenue expenses increased $0.3 million primarily due to the full accrual of retention bonuses for employees. Sales and marketing expenses increased $0.1 million due to an increase in trade show expenses in 2007. Research and development costs also increased $0.1 million due to increased professional services.

Gain on sale of CareScience.  The Company recognized a gain of $15.4 million on the sale of CareScience to Premier on March 30, 2007.

Results of Division Operations for the Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Integration Solutions Division

The following table sets forth financial data for the three months ended March 31, 2007 and 2006 (in thousands):

	2007		2006
		% of Revenue		% of Revenue	Change

Revenue:
Software license	$1,518	23%	$1,985	20%	$(467)
Professional services	1,543	24	1,163	12	380
Recurring services	3,439	53	6,649	68	(3,210)

Total revenue	6,500	100	9,797	100	(3,297)
Cost of revenue:
Software license	375	6	892	9	(517)
Professional services	953	15	1,040	11	(87)
Recurring services	928	14	4,047	41	(3,119)

Total cost of revenue	2,256	35	5,979	61	(3,723)

Gross profit	4,244	65	3,818	39	426
Operating expenses:
Sales and marketing	2,013	31	2,282	23	(269)
General and administrative	211	3	211	2	—
Research and development	956	14	749	8	207
Amortization of acquired intangible assets	178	3	198	2	(20)

Total operating expenses	3,358	51	3,440	35	(82)

Net income from operations	$886	14%	$378	4%	$508

Total revenue.  Total revenue decreased $3.3 million or 34% in the first quarter of 2007 compared to 2006. Recurring revenues decreased $3.2 million or 48% due to the expiration of the outsourcing contract with the division’s largest customer, MUSC, on December 31, 2006. Software license revenue decreased $0.5 million, or 24%, due to a decrease in third party royalties. Professional services revenue increased $0.4 million, or 33%, due to an increase in 2007 of implementation services for CLOVERLEAF® products.

The outsourcing contract with the MUSC for the three months ended March 31, 2006, generated $3.4 million in revenue which was approximately 20% of total ISD revenue. MUSC operating income generated by the MUSC contract totaled $0.6 million for the three months ended March 31, 2006.

Cost of revenue.  Cost of revenue decreased $3.7 million, or 62%, primarily due to the expiration of the MUSC contract and the associated costs required to perform these services. Cost of revenue also decreased due to lower software amortization expenses of $0.7 million, resulting from the completion of amortization in 2006 of the developed technology assets acquired in the Healthcare.com acquisition.

Operating expenses.  Operating expense decreased $0.1 million, or 2%. Sales and marketing expenses decreased $0.3 million due to lower marketing, travel and training expenses in 2007 as compared to 2006. Partially offsetting the decrease was an increase of $0.2 million in research and development expenses due to lower capitalization of internal costs of $0.1 million, as well as, higher contractor costs of $0.1 million.

Net income from operations.  Net income from operations increased $0.5 million primarily due to the higher gross profit margin of 65% in the first quarter of 2007 compared to 39% in the same period of 2006, as well as a decrease in overall operating expenses of $0.1 million. Net income from operations in our divisions does not include any allocations of costs from our corporate support division.

Rogue Wave Software Division

The following table sets forth financial data for the three months ended March 31, 2007 and 2006 (in thousands):

	2007		2006
		% of Revenue		% of Revenue	Change

Revenue:
Software license	$3,602	52%	$3,545	54%	$57
Professional services	392	6	156	2	236
Recurring services	2,962	42	2,878	44	84

Total revenue	6,956	100	6,579	100	377
Cost of revenue:
Software license	333	5	403	6	(70)
Professional services	414	6	217	3	197
Recurring services	268	4	254	4	14

Total cost of revenue	1,015	15	874	13	141

Gross profit	5,941	85	5,705	87	236
Operating expenses:
Sales and marketing	2,555	37	1,774	27	781
General and administrative	205	3	202	3	3
Research and development	1,258	18	1,031	16	227
Amortization of acquired intangible assets	459	6	459	7	—

Total operating expenses	4,477	64	3,466	53	1,011

Net income from operations	$1,464	21%	$2,239	34%	$(775)

Total revenue.  Total increased $0.4 million, or 6%, in the first quarter of 2007 compared to 2006, primarily due to the increase in professional services revenue. The increase of $0.2 million in professional services revenue is due to an increased focus on classic consulting services.

Cost of revenue.  Cost of revenue increased $0.1 million in 2007 as a result of increased costs related to the additional consulting services.

Operating expenses.  Operating expenses increased $1.0 million, or 29%. Sales and marketing increased $0.8 million due to additional advertising and marketing efforts associated with our Hydra product offerings, and increased salary and related expenses. Research and development expenses increased $0.2 million as a result of lower capitalized costs in 2007 compared to 2006 as well as an increase in Hydra consulting expenses. We continue to monitor the recoverability of Hydra related capitalized software costs, which had a net book value of $2.7 million at March 31, 2007. Since the Hydra product is in the early stages of its life cycle, revenues are low. We expect Hydra revenues to increase over time, but if there are indicators that future Hydra revenue is lower than our forecasts and the net realizable value is less than the carrying value, an impairment may be recorded.

Net income from operations.  Net income from operations decreased $0.8 million primarily due to the additional investments made in the period to increase sales and marketing efforts associated with our Hydra product offerings, as well as the additional expenses in our research and development projects to support and continue to enhance our Hydra product suite. Net income from operations in our divisions does not include any allocations of costs from our corporate support division.

Liquidity and Capital Resources

Cash requirements

On March 31, 2007, the Company had $3.3 million in open purchase commitments for services, contractors, and capital purchases, many covering several months of anticipated activity in 2006.

In addition to our contractual obligations, we estimate that we will require cash to:

•	Fund the purchase price adjustments to Premier

•	Continue to fund ongoing operations, including the addition of sales, product and infrastructure support personnel

•	Complete the merger with Battery Ventures, including expenses associated with preparing the necessary proxy filing, proxy solicitation, conducting the special meeting of shareholders to vote on the transaction, continued expenses associated with our external legal, tax and financial advisors and other proposed merger related expenses

•	Continue to invest in new product development and market penetration strategies, including our Cloverleaf Suite in ISD and Rogue Wave Hydra

•	Continue to fund ongoing operations, including the addition of sales, product and infrastructure support personnel for ongoing growth initiatives

•	Continue to reimburse legal expense of former officers in connection with SEC proceedings

Sources and Uses of Cash

Cash provided by (used in) our operating, investing and financing activities for the three months ended March 31, 2007 and 2006 is summarized as follows (dollars in thousands):

	2007	2006

Operating activities from continuing operations	$(3,717)	$2,840
Discontinued operations	(3,289)	(291)
Investing activities from continuing operations	2,997	(4,698)
Investing activities from discontinued operations	34,409	(201)
Financing activities	61	29

The decrease in funds used in operating activities in 2007 is primarily due to the $7.8 million payment to settle class action lawsuits in the first quarter of 2007, as well an increase in payments for annual insurance and maintenance related obligations.

The increase in funds used in discontinued operations is primarily due to the accrual of transaction related expenses associated with the sale of CareScience to Premier and the increased loss from discontinued operations in the first quarter of 2007 compared to the first quarter of 2006.

The increase in cash provided by investing activities is primarily due to the sale of short term investments totaling $4.1 million in the first quarter of 2007 to fund the payment of the lawsuit settlement in January 2007, compared to net purchases of investments of $2.3 million in 2006.

The increase in funds provided by investing activities for discontinued operations is primarily due to the sale of CareScience on March 30, 2007 for $34.0 million.

Net cash provided by financing activities was $61,000 in 2007 and $29,000 for the three months ended March 31, 2007 and 2006, respectively. Cash provided in these periods came from the exercise of stock options and stock purchases under the employee stock purchase plan.

The effect of foreign currency exchange rate changes on cash was $110,000 and $156,000 for the three months ended March 31, 2007 and 2006, respectively. The increase in the effect of foreign currency exchange is due to the weakening of the dollar compared to the British pound and the Euro.

We expect to use our cash, cash equivalents and short-term investments for general corporate purposes, short-term working capital requirements that may arise, capital expenditures associated with ongoing operations, to fund continued investments to continue to expand our product offerings, to settle and defend outstanding lawsuits, and to continue to pursue our strategic alternatives, including ongoing funding requirements related to the consummation of our proposed merger agreement with Battery Ventures. The amounts and timing of our actual expenditures will depend upon numerous factors, including the status of our product development efforts, consummation of the proposed merger agreement with Battery Ventures, continued marketing and sales activities, the amount of cash generated by or used in our continuing operations, competition, whether we complete any acquisitions, and the final resolution of our outstanding lawsuits. We may find it necessary to use portions of our cash and cash equivalents for other purposes. Pending use of our cash, cash equivalents and short-term investments for the above purposes, we intend to invest such funds in short-term, interest-bearing, investment-grade securities.

Commitments

The Company acquired its WebAccel product from CMI Corporate Marketing, d/b/a Compuflex International (“Compuflex”) in August, 2003. The current President of our Rogue Wave Software division is the sole stockholder of Compuflex. For each of the next two years ending on September 30, 2007 and 2008 remaining in the contract, the Company is obligated to pay additional royalty fees to Compuflex equal to 20 percent of the revenue recognized during the preceding four fiscal quarters from sales of WebAccel software license fees. For the three months ended March 31, 2007 and 2006 there have been no sales of WebAccel and consequently no additional royalty payments have been made.

Assessment of Future Liquidity

The Company’s cash and cash equivalents balances are expected to be sufficient to meet its anticipated liquidity needs for working capital and capital expenditures for the next twelve months. If additional capital resources were required for working capital or to grow our business internally or by acquisition, we may seek other financing arrangements. We cannot be assured that any financing arrangements will be available in amounts or on terms acceptable to us in the future. In making this assessment, we have considered:

•	Our consolidated cash, cash equivalents, short-term investments and restricted cash of $57 million as of March 31, 2007

•	The continued need to reimburse legal expense of former officers in connection with SEC proceedings

•	Our anticipated level of capital expenditures during 2007

•	Obligations and requirements related to fund the purchase price adjustment to Premier and to complete our proposed merger agreement with Battery Ventures

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act of 1934, as of March 31, 2007. This included an evaluation of disclosure controls and procedures applicable to the period covered by and existing through the filing of this periodic report. Based on that review, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information the Company is required to disclose in its reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported accurately.

The Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, were effective to ensure that information required to be disclosed in this March 31, 2007 Form 10-Q were accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Internal Controls over Financial Reporting

During the three months ending March 31, 2007, we made no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

Contingencies

On November 14, 2001, a stockholder class action complaint was filed in the United States District Court, Southern District of New York. On April 19, 2002, plaintiffs filed an amended complaint. The amended complaint asserts that the prospectus from the Company’s February 10, 2000 initial public offering (“IPO”) failed to disclose certain alleged improper actions by various underwriters for the offering in the allocation of the IPO shares. The amended complaint alleges claims against certain underwriters, the Company and certain officers and directors under the Securities Act of 1933, as amended (the “Securities Act”) and the Securities Exchange Act of 1934, as amended (the “Exchange Act”)(Bartula v. XCare.net, Inc., et al., Case No. 01-CV-10075). Similar complaints have been filed concerning more than 300 other IPO’s; all of these cases have been coordinated as In re Initial Public Offering Securities Litigation, 21 MC 92. In a negotiated agreement, individual defendants, including all of the individuals named in the complaint filed against the Company, were dismissed without prejudice, subject to a tolling agreement. Issuer and underwriter defendants in these cases filed motions to dismiss and, on February 19, 2003, the court issued an opinion and order on those motions that dismissed selected claims against certain defendants, including the Rule 10b-5 fraud claims under the Exchange Act against the Company, leaving only the Section 11 strict liability claims under the Securities Act against the Company. A committee of our Board of Directors has approved a settlement proposal made by the plaintiffs. Specifically, under the terms of the settlement, in exchange for a $1 billion guaranteed recovery to be divided pro rata by participating issuer defendants and an assignment of claims that the issuer defendants may have against the underwriter defendants, the plaintiffs would dismiss with prejudice and release their claims against the issuer defendants, including the Company. On October 13, 2004 the court certified classes of shareholders in six test cases that were selected by the underwriters and plaintiffs out of the 310 consolidated actions in the coordinated proceeding. On February 15, 2005, the court issued an order granting conditional preliminary approval of the settlement. On August 31, 2005, the court entered an order confirming its preliminary approval of the settlement. On April 24, 2006, the court held a fairness hearing in connection with the motion for final approval of the settlement, but has not yet issued a ruling on the motion for final approval at the fairness hearing. The settlement remains subject to a number of conditions, including final approval of the court. On December 5, 2006, the Court of Appeals for the Second Circuit reversed the court’s order certifying a class in the six test cases and on April 6, 2007, the Court of Appeals issued an order denying rehearing but noting that plaintiffs may seek certification of a “more modest” class. The Company is not one of the test cases, and it is unclear what impact this will have on the Company’s case. The Company’s director and officer insurance policy covering these claims is expected to be sufficient to cover any share of the recovery that is ultimately allocated to the Company under the terms of the settlement. If the settlement is not achieved, the Company will continue to aggressively defend the claims. We do not believe that the outcome of this action will have a material adverse effect on our financial position, results of operations or liquidity; however, litigation is inherently uncertain and we can make no assurance as to the ultimate outcome or effect.

On May 17, 2004, a purported class action complaint was filed in the United States District Court for the District of Colorado, entitled Henderson v. Quovadx, Inc. et al, Case No. 04-M-1006 (OES), against Quovadx, its former Chief Executive Officer, its former Chief Financial Officer and members of its Board of Directors. The complaint alleged violations of Sections 11 and 15 of the Securities Act, purportedly on behalf of all former stockholders of Rogue Wave Software, Inc. who acquired Quovadx common stock in connection with the Company’s exchange offer for all outstanding shares of Rogue Wave Software, which became effective December 19, 2003. The Securities Act claims were based upon similar theories and allegations as asserted in the Heller case described above, and includes an additional allegation that the Infotech revenue was falsely recognized as part of a fraud to inflate Quovadx’ stock price for the Rogue Wave Software acquisition. On June 29, 2005, the court appointed Special Situations Fund III, L.P. and three other related funds (collectively, “SSF”) as lead plaintiffs. On August 1, 2005, the court approved the appointment of SSF’s counsel as lead counsel and the Company and the individual defendants filed answers, denying allegations of wrongdoing and asserting various affirmative defenses. On May 30, 2006, the court dismissed without prejudice the claims against the individual defendants, leaving the Company as the sole remaining defendant in the litigation. On December 26, 2006, Quovadx reached a settlement agreement with lead plaintiffs and the parties executed a memorandum of understanding (“MOU”). The comprehensive settlement agreement, in the form of a Stipulation of Settlement, was executed by the parties and filed with the court on January 26, 2007. Under the terms of the settlement, on January 16, 2007, Quovadx paid $7.8 million into a settlement fund created for the benefit of the class members in exchange for their release, with prejudice, of all claims that were or could have been asserted by SSF and the class members against the Company and the former individual defendants arising out of or relating to the acquisition of Quovadx common stock in connection with Quovadx’s December 2003 exchange offer. SSF’s attorneys’ fees and expenses, in amounts approved by the Court, as well as the cost of administering the settlement and providing notice to the class members, will be paid from the settlement fund. The court granted final approval to the settlement as set forth in the Stipulation of Settlement and judgment was entered by the court on May 4, 2007. The class members have 30 days from the date judgment is entered to file any notice of appeal. Because no class member filed a timely objection to the settlement, however, no class member has standing to appeal the judgment.

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

The following risk factors have been updated from the risk factors described in Item 1A of the Company’s 2006 Form 10-K filed with the Securities and Exchange Commission on March 9, 2007. As noted elsewhere in this report, on March 31, 2007, we sold our CareScience business unit. As a result, the references in our risk factors to “CareScience” or the “CareScience division” are no longer relevant to our continuing business operations and should be disregarded. Except as modified by the foregoing statement, and as further modified below, the Company continues to face, and incorporates by reference, the risk factors disclosed in Item 1A of our 2006 Form 10-K.

Our April 2, 2007 announcement of a proposed merger with an affiliate of Battery Ventures subjects us to potential risks that could impair our ability to maintain revenues or successfully implement our merger strategy.

•	We may lose employees and experience difficulties in recruiting. We are relying on our employees to continue to operate our businesses as usual even while we consummate our proposed merger. Under ordinary circumstances, we operate in a very competitive employee market. Since our August 31, 2006 announcement that we were exploring strategic initiatives, we have experienced, and we may continue to experience through the closing of the proposed merger, resignations by employees. We also may experience difficulty recruiting new employees needed to support our growth initiatives. Historically, we have used equity incentives to attract and retain employees. We cannot issue any awards pending the proposed merger to attract new employees, and existing awards that are priced above the per share merger price are no longer an effective incentive to retain employees. For all these reasons, while we have taken steps to support employee retention throughout this strategic process, key employees may leave the Company and the attrition may impair our ability to meet commitments and sustain revenue.

•	We have incurred and will continue to incur significant expenses in connection with these strategic initiatives that are unrelated to our normal business operations, including employee retention incentives, costs of legal, financial and tax advisory services that may impair our operating results.

•	This strategic process may divert management’s focus from maintaining and improving revenue and cash flows and could disrupt our ongoing business. During this process, some customers may delay renewals or delay new orders due to the inherent uncertainty of a change of control. We have taken steps to support our customers throughout this strategic process, but have no control over their ultimate decisions.

•	The merger agreement requires us to pay Battery a termination fee equal to 3.5% of the total merger consideration under certain termination circumstances. The termination of the agreement under those circumstances could impair our working capital, erode employee, customer and stockholder confidence and have a materially adverse effect on our business prospects.

•	We could be the target of a lawsuit brought by or on behalf of our stockholders contesting the proposed merger. Such a development would divert management’s focus, be expensive to defend and ultimately could cause us not to be able to consummate the merger, any of which could have a materially adverse effect on our ability to manage our business and on our business prospects.

Our stock price has traded well below the $5.00 per share minimum threshold established by many institutional investors as criteria for ownership.

As a result of the proposed merger agreement with Battery Ventures, we expect that our short-term market valuation could be impacted by this proposed transaction, and that the proposed merger consideration could also have an impact on our future valuation if the merger is not consummated.

The Company is obligated to perform future services to Premier as part of the recently completed sale of CareScience and our obligations to perform these services could cause disruption to our ongoing business efforts. Further, our ability to be reimbursed for the services provided is limited, which could adversely impact our results of operations and cash flows from operations.

At the March 30, 2007 closing of the sale of CareScience, the Company and Premier entered into a Transition Services Agreement (“TSA”) whereby the Company is obligated for a period of 90 days post closing to perform at no cost various transition services. The Company will be reimbursed for related third-party costs only. After the 90 day post-closing period, if additional services are required, Premier will pay us at agreed-upon hourly rates. These unpaid services obligations could divert personnel from the conduct of our revenue producing business and if not conducted quickly and efficiently our results of operations and cash flows could be adversely impacted. Also, if we are unable to recover reimbursements from Premier for services provided, our results of operations and cash flows could be adversely impacted.

Item 6.	Exhibits

(a) Exhibit Index.  The following exhibits are included herein:

Exhibit
Number		Description of Document

2.1		Amended and Restated Agreement and Plan of Merger, dated as of May 4, 2007, by and among Quovadx, Inc., Quartzite Holdings, Inc. and Quartzite Acquisition Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of the Registrant, filed on May 4, 2007).
2.2		Voting Agreement among Quartzite Holdings, Inc. and certain shareholders of Quovadx, Inc. named therein dated April 1, 2007 (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K of the Registrant, filed on April 2, 2007).
2.3		Stock Purchase Agreement between Quovadx, Inc., CareScience, Inc. and Premier, Inc. dated March 30, 2007 (incorporated by reference to Exhibit 2.3 to the Current Report on Form 8-K of the Registrant, filed on April 2, 2007).
10	.1*	Quovadx, Inc. Executive Management 2007 Annual Bonus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Registrant, filed on April 23, 2007).
31.1		Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2		Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
32	.1**	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(b) and Rule 15d-14(b), promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.
32	.2**	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(b) and Rule 15d-14(b), promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.

*	Identifies exhibit that consists of or includes a management contract or compensation plan or arrangement.

**	This certification is furnished to, but not filed, with the Commission. This certification shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized, on the 4th day of May 2007.

QUOVADX, INC.

By:	/s/ Harvey A. Wagner
Harvey A. Wagner
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Matthew T. Pullam
Matthew T. Pullam
Executive Vice President,
Chief Financial Officer
and Treasurer
(Principal Financial Officer)

By:	/s/ Juan C. Perez
Juan C. Perez
Vice President, Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number		Description of Document

2.1		Amended and Restated Agreement and Plan of Merger, dated as of May 4, 2007, by and among Quovadx, Inc., Quartzite Holdings, Inc. and Quartzite Acquisition Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of the Registrant, filed on May 4, 2007).
2.2		Voting Agreement among Quartzite Holdings, Inc. and certain shareholders of Quovadx, Inc. named therein dated April 1, 2007 (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K of the Registrant, filed on April 2, 2007)
2.3		Stock Purchase Agreement between Quovadx, Inc., CareScience, Inc. and Premier, Inc. dated March 30, 2007 (incorporated by reference to Exhibit 2.3 to the Current Report on Form 8-K of the Registrant, filed on April 2, 2007)
10	.1*	Quovadx, Inc. Executive Management 2007 Annual Bonus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Registrant, filed on April 23, 2007)
31.1		Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended
31.2		Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended
32	.1**	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(b) and Rule 15d-14(b), promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350
32	.2**	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(b) and Rule 15d-14(b), promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350

*	Identifies exhibit that consists of or includes a management contract or compensation plan or arrangement.

**	This certification is furnished to, but not filed, with the Commission. This certification shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Registrant specifically incorporates it by reference.